Form 10-K
period 2005-12-31
Hughes Communications, Inc.
filed 2006-04-17
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51784

Hughes Communications, Inc.

(Exact Name of Company as Specified in Its Charter)

Delaware	13-3871202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11717 Exploration Lane, Germantown, Maryland	20876
(Address of Principal Executive Offices)	(Zip Code)

(301) 428-5500

(Company’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☒    No  ☐

Indicate by check mark if the company is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer.”

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2005 was zero.

The number of shares outstanding of the registrant’s common stock as of April 12, 2006 was 18,734,954.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. You should read carefully the factors described in Item 1A. “Risk Factors” below, in addition to all other information provided to you in this report, for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. Any of these risks could materially and adversely affect our business, result of operations and financial condition.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including under the heading Item 1A. “Risk Factors” below. As stated elsewhere in this report, these risks, uncertainties and other important factors include, among others:

•	competition;

•	industry trends;

•	technological developments;

•	our reliance on providers of satellite transponder capacity;

•	regulatory risks;

•	retention of key employees;

•	our international operations;

•	foreign currency exchange rates;

•	changes in demand for our services and products;

•	retention of, and claims related to, intellectual property;

•	increases in our leverage; and

•	restrictions contained in our debt agreements.

There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Item 1.	Business.

Unless otherwise indicated or the context requires otherwise, the terms “Hughes Communications,” the “Company,” “we,” “us” and “our” refer to Hughes Communications, Inc., formerly known as SkyTerra Holdings, Inc., or HCI, and its subsidiaries, including Hughes Network Systems, LLC, or HNS.

Overview

We were formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc., or SkyTerra, on June 23, 2005. Through a series of transactions in 2005, we acquired the businesses that we owned as of December 31, 2005. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to us its discontinued internet services business, Rare Medium, Inc.

•	On October 12, 2005, we acquired Series A Preferred Shares from Hughes Systique Corporation, representing an ownership of approximately 26% on an undiluted basis.

•	On December 31, 2005, pursuant to a separation agreement between us and SkyTerra, or the Separation Agreement (see Item 13. “Certain Relationships and Related Transactions—Separation Agreement”), SkyTerra contributed to us the following:

•	its ownership of 50% of the voting, or Class A, membership interests of HNS, a leading provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer market, and we became HNS’ managing member;

•	its interests in Electronic System Products, Inc., or ESP, formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

•	its interests in AfriHUB LLC, or AfriHUB, a discontinued business which provided a limited amount of satellite based Internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market;

•	certain minority investments, including SkyTerra’s interests in Navigauge, Inc., Miraxis, LLC, Edmund Holdings, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

On April 22, 2005, SkyTerra acquired the 50% of HNS’ Class A membership interests which it contributed to us on December 31, 2005 from DTV Networks, Inc. (formerly known as Hughes Network Systems, Inc.), or DTV Networks, a wholly owned subsidiary of The DIRECTV Group, Inc., or DIRECTV, and became HNS’ managing member. The events of April 22, 2005, are referred to herein as “the April 2005 Acquisition.” Our results for 2005 reflect our investment in HNS under the equity method of accounting, whereby we record our proportionate share of HNS’ operating results.

On January 1, 2006, we consummated the purchase, or the January 2006 Acquisition, from DTV Networks of the remaining 50% of the Class A membership interests of HNS for a purchase price of $100.0 million. As a result of the January 2006 Acquisition, we now own 100% of the Class A membership interests of HNS. The January 2006 Acquisition was funded by a $100.0 million loan from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Advisors IV L.P., or Apollo. See Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—The Apollo Loan.” Our consolidated financial statements for periods beginning on or after January 1, 2006 will include the results of HNS and its controlled, majority-owned subsidiaries.

This report includes the financial statements, along with a separate “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for HNS as we believe that these are meaningful disclosures since our future results will reflect HNS on a consolidated basis and HNS represents our principal business.

On February 21, 2006, SkyTerra distributed, or the Distribution, all of the outstanding shares of our common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution was the method by which SkyTerra was separated into two publicly owned companies. Although SkyTerra no longer owns any of our capital stock following the Distribution, SkyTerra’s controlling stockholder, Apollo, became our controlling stockholder following the Distribution. SkyTerra retained its interest in Mobile Satellite Ventures, LP, or the MSV Joint Venture, a joint venture which provides mobile digital voice and data communications via satellite, its stake in TerreStar Networks, Inc., or TerreStar, and $12.5 million of cash, the balance, if any, of which will be transferred to us upon a change of control of SkyTerra.

Notwithstanding the legal form of the Distribution, we will be treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constitute a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” for transactions between entities under common control, the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, in accordance with SFAS 141, the financial statements and financial information presented for prior years have been restated to furnish comparative information. Accordingly, the results presented in this report for Hughes Communications, including the accompanying financial statements of Hughes Communications, reflect the results of the businesses transferred by SkyTerra as of December 31, 2005, including allocations of income, expenses, assets and liabilities that were included in the financial statements of SkyTerra but related to the businesses transferred to us or net assets that were not retained by SkyTerra following the Distribution. This report also includes the financial statements of SkyTerra as an exhibit as we believe that these are meaningful disclosures since we will be the accounting successor to SkyTerra beginning with the financial statements filed in the quarter ended March 31, 2006. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—(a) Hughes Communications, Inc.—Overview.”

On March 27, 2006, we closed our rights offering pursuant to which, we issued 7,843,141 shares of our common stock at a subscription price of $12.75 per share in order to repay the loan from Apollo. The portion of the loan, $68.4 million, necessary to purchase all of the shares allocated to Apollo was automatically converted into common stock in the rights offering based on the rights offering subscription price. The principal amount of the loan that was not converted in the rights offering, $31.6 million, was repaid in cash from proceeds from the rights offering. Accrued interest under the loan of $1.7 million was paid by us from available cash. As of April 12, 2006 Apollo owned 66.2% of the outstanding common stock of the Company.

The management and administration of HNS is our principal business. HNS is the world’s leading provider of broadband satellite network equipment and services to the very small aperture terminal, or VSAT, enterprise market and the largest satellite Internet access provider to the North American consumer market. HNS’ invention of VSATs, small satellite dishes generally 1.8 meters or less wide, over 20 years ago enables us to provide large enterprises highly reliable, end-to-end communications with guaranteed quality of service regardless of the number of sites or their geographic location. HNS networks are used for a variety of applications such as Intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution. HNS often customizes the applications for particular markets. HNS currently serves more than 200 large companies, many of them in the Fortune 1000, mainly in businesses which have numerous widely dispersed operating units, for example gas service stations (Royal Dutch Shell plc, Exxon Mobil Corporation, BP Amoco Group and Chevron Corporation), restaurant chains (McDonalds) and retailers (Wal-Mart Stores, Inc., Lowe’s Companies, Inc. and Kmart Corporation). HNS has leveraged its experience with such customers and adapted its technologies to expand into other growing market segments, such as small and medium businesses and other business users such as small office and home office users, which HNS collectively refers to as SMBs, and consumers. HNS is currently the largest satellite broadband Internet access provider to consumers and small businesses in North America, with approximately 274,400 subscribers as of December 31, 2005. For the year ended December 31, 2005, HNS generated revenue of $806.9 million and net income of $24.0 million.

HNS is a leading provider of satellite network equipment and services for enterprises that require consistent, high-quality broadband connectivity across every site, regardless of location. HNS provides large enterprises globally with a complete turnkey solution, both hardware and recurring communications service, which includes program management, installation, and training and support services. We believe that this fully integrated product and service offering distinguishes HNS from its competitors and cannot be replicated easily. HNS has had relationships with some of its enterprise customers for over 15 years. HNS’ enterprise customers typically enter into long-term contracts with HNS with an average length of three to five years, and renewal/rollovers are common. In the expanding Consumer/SMB markets, HNS distinguishes itself by packaging services normally reserved for large enterprises into a comprehensive solution. HNS believes that its solutions consistently are more reliable and cost-effective over time across a range of enterprise applications compared with terrestrial alternatives. As of December 31, 2005, HNS had a revenue backlog (which HNS defines as its expected future revenue under its customer contracts that are non-cancelable) of approximately $583.6 million.

As part of its drive for less costly and more efficient technological solutions, HNS plans to launch its next-generation SPACEWAY 3 satellite in early 2007 and introduce service in North America on SPACEWAY’s network later in 2007. With SPACEWAY, HNS will be able to offer its customers faster communication rates and expects to reduce its operating costs substantially. HNS intends to leverage SPACEWAY’s increased communication rates and enhanced functionality to grow its market penetration in all market sectors including the large enterprise sector and the rapidly expanding North American Consumer/SMB markets, which have historically been serviced by terrestrial alternatives, to further increase its subscriber base. By owning its own satellite, HNS will reduce its need to lease third-party satellite transponder capacity, thereby reducing costs as new and renewing customers migrate onto HNS’ SPACEWAY 3 satellite.

Advanced Satellite Based Networking Solutions Industry

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas (less than 2 meters in diameter) meant that the benefits of satellite-based communications could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from third-party fixed satellite service, or FSS, providers. The VSAT network can operate as a complete overlay to terrestrial networks, and can therefore provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have varying levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including e-mail, virtual private networks, or IP VPN, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

VSAT networks allow every site in a network to have access to consistent service levels, sometimes with a guaranteed minimum level of quality, compared with terrestrial networks in which service levels across areas may differ both within a single network and across different networks. In addition, VSAT networks have multiple layers of redundancy, including multiple network operation centers and arrangements to shift loads to backup satellites or transponders in the event of a particular satellite and/or transponder’s failure. Another advantage of VSAT satellite solutions is that due to their wireless nature, they are able to be deployed more rapidly than terrestrial services. The VSAT solution provides users with the ability to multicast and broadcast under the same economic model that has enabled the rapid growth in direct-to-home satellite television. As a result, tasks such as the distribution of training videos are achieved efficiently and economically via a VSAT satellite solution.

Since its inception, the VSAT industry has experienced relatively steady growth in terms of terminals, applications and services in the North American markets due to a number of factors. First, the regulatory climate with respect to the telecommunications industry became increasingly favorable by allowing blanket licenses in the Ku-band for large numbers of technically-identical terminals (whereas individual site licenses were previously required) as well as private ownership of the telecommunications infrastructure. Second, there has been a general decline in the cost of VSAT terminals which has broadened the potential customer base. Third, the technology was quickly adopted by “anchor” customers such as Wal-Mart and Chrysler, followed by wide-scale adoption in the automobile, retail and oil and gas industries.

Network Equipment and Services Market. The Network Equipment and Services market includes Fortune 1000 companies in North America and governments and large multinational corporations globally. Over the past few years, VSAT providers have been successful in reaching customers across numerous industries, and the increasing speed and performance of VSAT technology have expanded the addressable opportunities within those industry segments. In addition, a general decline in prices have made VSAT networks more affordable. Traditionally, these networks focused on low data-rate services such as inventory control and point-of-sale transactions. More recently, however, Intranet and Internet applications have driven these customers to higher-speed broadband services. Historically, enterprise demand for VSATs stemmed mainly from large enterprises in the North American and European markets. In recent years, the demand for enterprise VSATs in the developing world has grown steadily as a result of the trend towards national deregulation as well as the proliferation of multinational companies investing overseas.

According to Northern Sky Research, VSAT sites are expected to grow at a compound annual growth rate of 17.3% between 2005 and 2010. As a result of technology developments in VSAT terminals and the effect of competitive technologies such as DSL, cable and wireless, service and equipment prices will likely decline to remain competitive with terrestrial alternatives, and we believe that this will result in slower growth rates in service fees relative to global site growth rates.

Consumer/SMB Market. The SMB market represents companies that typically employ up to 249 people. This market encompasses entities such as small office and home office users, small retail businesses, franchisees, professional service firms, smaller telecommunication providers and independent software vendors. Typical SMB applications include IP VPNs, Internet access and a range of ISP services. The SMB market is typically characterized by sales where the end-user has a single or few sites and is usually seeking broadband Internet connectivity services.

The consumer market in North America consists of single residential users. At present, satellite broadband for consumers represents a relatively small portion of the overall broadband market, especially when compared to terrestrial alternatives such as DSL and cable modem. However, Northern Sky Research estimated that there were between 10 and 15 million households in North America with no DSL or cable coverage at the end of 2004, and with the advent of even lower cost and higher capability equipment, satellite-based broadband is expected to significantly expand its consumer subscriber base.

Alternative Technologies. VSATs compete with a number of terrestrial technologies, including frame relay, xDSL, cable modems and WiMAX.

•	Frame Relay: Frame relay is a packet-switching protocol for connecting devices on a Wide Area Network, or WAN. Frame relay networks in the United States support data rates ranging from 56/64 Kbps to T-1 (1.5 Mbps) for the branch/remote locations and T-1 to T-3 (45 Mbps) speeds for the data center connection. In Europe, frame relay speeds vary from 64 Kbps to 2 Mbps.

•

xDSL: xDSL refers collectively to all types of DSL, the two main categories being ADSL and SDSL. ADSL, or Asymmetric Digital Subscriber Line, is a technology that allows more data to be sent over existing copper telephone lines. ADSL supports data rates from 1.5 to 9 Mbps when receiving data (known as the downstream rate) and 16 to 640 Kbps when sending data (known as the upstream rate). Although ADSL is not typically sold with service level agreements, its declining prices could make it more attractive in the Consumer/SMB sectors as well as for certain enterprise branch networking applications. SDSL, short for Symmetric Digital Subscriber Line, supports data rates up to 3 Mbps.

SDSL sends digital pulses in the high frequency area of telephone wires and cannot operate simultaneously with voice connections over the same wires. SDSL is symmetric because it supports the same data rates for upstream and downstream traffic. ADSL is more popular in North America for Consumers and SMBs, whereas SDSL is being targeted primarily at higher-end enterprise locations.

DSL technologies use sophisticated modulation schemes to pack data onto copper wires. They are sometimes referred to as last-mile or access technologies because they are used only for connections from a telephone switching station to a home or office, not between switching stations. Distance from the local switching station generally must be less than 18,000 feet in order to operate, but needs to be significantly closer in order to achieve optimum performance rates.

•	Cable Modems: A cable modem is a modem that is designed to operate over cable television lines. Because the coaxial cable used by cable television provides much greater bandwidth than telephone lines, a cable modem can provide extremely fast access to the Internet. Nevertheless, the current topology of cable systems is based on a ring architecture, with many end-users sharing bandwidth with a single central node. This architecture causes transfer rates to vary significantly based on unpredictable traffic on the ring, and therefore optimal transfer speeds of 2-3 Mbps cannot be guaranteed. Cable broadband services may be asymmetric or symmetric. Cable technology provides nearly 55% of all broadband connections in the United States, but is typically lower in business districts, where cable systems have been deployed to a much lesser extent.

•	WiMAX: WiMAX is the name commonly given to the IEEE 802.16 standard that provides data rates of between 1 Mbps and 75 Mbps. This standard is a specification for fixed broadband wireless metropolitan access networks, or MANs, that use a point-to-multipoint architecture and support very high bit rates in both uploading to and downloading from a base station up to 30 miles away. MANs typically handle such services as Internet telephony, IP connectivity and TDM voice and data. In addition to the current 802.16 standard, a mobile version is being developed, which is expected to be deployed on a large scale in North America in 2007 or 2008.

Strengths

Leading Global VSAT Provider with Large Installed Customer Base. Over the last 20 years, HNS has sold more than one million VSATs to customers in over 100 countries. According to the 2005 annual VSAT industry report prepared by COMSYS, in 2004, HNS’ global market share was approximately 55%, based on the number of terminals shipped. In comparison, the same COMSYS report states that its competitors had the following global market shares: Gilat Satellite Networks, Ltd., or Gilat, (23%); ViaSat, Inc., or ViaSat, (12%); iDirect (4%); and others (7%). This large installed base provides excellent opportunities for new and incremental sales for its services and products.

Global Blue-Chip Customer Base with History of High Renewals. HNS’ Network Equipment and Services customers include Fortune 1000 companies and are leaders in the retail, energy, financial, hospitality, automotive and services industries. These customers generally have long-term contracts with an average length of three to five years that contribute to a significant revenue backlog, which as of December 31, 2005, was approximately $583.6 million. HNS has maintained contractual relationships with some of its customers for over 15 years.

Provider of Highly Reliable, End-to-End Communications Networks. HNS is a leading network provider for enterprises that require consistent, high-quality broadband connectivity across every site, regardless of location. Since HNS controls its entire network from end to end, it is able to offer highly secure and robust communication services. HNS utilizes reliable components and employ redundancy and backup at multiple stages of its network. HNS also believes that it is able to deploy its services more rapidly than both its terrestrial and satellite competitors. HNS’ automation and installation support systems, together with its network of independent contractors, enable it to install thousands of sites per month for network-wide deployment in North America.

Market Leader in Technology and Innovation. HNS has been a leader in pioneering major advances in satellite data communications technology for more than 20 years to both increase service capabilities and reduce the cost of service, which enables it to expand its addressable markets. HNS’ integrated product and service model allows it close proximity to its clients’ business and data network service requirements. This allows HNS to efficiently identify its customers’ needs and develop technological solutions that are critical to extending its VSAT applications to existing clients and new markets. For example, HNS’ next generation products, including the DW7000 series introduced in 2005, have increased in-route data speeds from its past offering of 256 Kbps to up to 1.6 Mbps, which HNS believes is comparable to current DSL offerings, and offer additional features such as increased throughput with greater bandwidth efficiency. Furthermore, HNS’ in-house engineering capabilities have enabled it to design one of the most technologically advanced satellite broadband services platforms called SPACEWAY. HNS expects that both the DW7000 series and SPACEWAY will enable it to expand and better serve all its markets by offering increased speeds and enhanced functionality at competitive prices.

Common Architecture Platform Across HNS’ End Markets Gives it Operating Leverage. HNS has engineered a common platform for all its VSAT markets, which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. HNS’ common platform has allowed it to develop solutions for different end markets such as Consumers and SMBs, utilizing a shared infrastructure. HNS’ network platform includes multi-use terminals with downloadable software components to tailor its services to customer requirements. Common VSAT terminals are now used on a global basis for large enterprises and Consumer/SMBs, which allows HNS to reduce costs while improving the overall quality of its products and services.

Diversified Revenue Stream. HNS benefits from the fact that its revenue stream is diversified geographically and consists of a mix of services and hardware sales. HNS generated approximately 68% of its 2005 revenues in the United States and 32% internationally. In 2005, HNS derived approximately 53% of its global revenues by providing services and 47% via hardware sales and leases. We expect service revenue to continue to exceed hardware revenues in the foreseeable future. Within the VSAT segment, HNS’ customer concentration is low, with its top 10 VSAT customers accounting for 17.2% of its revenues in 2005. HNS also has achieved a leading market position in the provision of satellite Internet access for Consumers and SMBs in North America with approximately 274,400 customers as of December 31, 2005. We expect this market to experience continued growth, and we believe that we are well positioned to benefit from this growth.

Experienced Senior Management Team and Strong Sponsorship. Our senior management team as well as that of HNS, has extensive experience in the satellite communications industry, with average industry experience of 23 years. The management team of HNS is supported by approximately 466 engineers and a marketing and sales force of approximately 140 persons who have an average tenure of 10 years with us. We are controlled by Apollo, a leading private equity investment firm with significant expertise in the satellite sector.

Business Strategy

We intend to seek complementary opportunities to strengthen our business and support HNS’ growth. In addition, HNS intends to organically grow its leading market share by continuing to leverage its position as a technologically advanced and cost-effective provider of services and products. The principal elements of this strategy are to:

•	maintain HNS’ position as a technology leader by developing new products with higher speeds and enhanced functionality;

•	remain a low-cost supplier by leveraging HNS’ common architecture and integrated platform for multiple market segments;

•	grow HNS’ customer base by increasing its offerings and expanding into underserved markets;

•	expand HNS’ market penetration in the Network Equipment and Services sector by developing a broader range of managed network services utilizing satellite, wireline and wireless technologies;

•	increase Consumer/SMB market penetration via the introduction of low-cost, higher speed broadband products such as the DW7000 series product line launched in 2005, followed by the SPACEWAY platform which we expect will be launched in 2007;

•	expand HNS’ international footprint by offering services directly in larger markets and indirectly in the rest of the world via hardware sales to third-party operators;

•	improve cash flow by leveraging operational efficiencies and further cost reduction initiatives; and

•	develop additional strategic relationships for distribution channels both domestically and internationally.

HNS’ Networks

HNS’ VSATs communicate with satellites to provide connectivity for data, voice and video services to its customers. HNS offers managed network services to its customers on our own infrastructure as a turnkey service. In addition, HNS offers network management services to its enterprise customers on dedicated networking facilities located on their own premises, or on dedicated hub equipment at HNS’ hub facilities, in each case as an added option. HNS’ network consists of numerous user terminals which have relatively small antennas, typically 0.74m to 1.2m in diameter, and a few hub stations with large antennas that form the center of the network. VSAT networks are typically configured in a star or hub-and-spoke architecture with the user terminals communicating through a satellite directly with a single hub terminal. The hub, which includes the network operations center, routes data between the VSAT users and either the customers’ data centers or the Internet.

HNS owns and operates shared hubs in Germantown, Maryland, Detroit, Michigan and Las Vegas, Nevada to serve its North American markets, a hub in Griesheim, Germany to serve its European, African and Middle Eastern markets, a hub in Sao Paulo, Brazil to serve its Latin American markets and a hub in New Delhi, India to serve its Indian markets. HNS uses these hubs to serve large regions, such as North America or Europe. HNS also has several business partners that cooperate with it to serve specific international markets on their own hubs. HNS’ North American networking operations are designed to support its enterprise and Consumer/SMB customers on the same infrastructure. This allows HNS to leverage its fixed operating expenses and investments in its network across all its markets, thereby reducing the costs associated with addressing individual markets and increasing the overall service margin for HNS’ North American service offerings.

Each of HNS’ networks is controlled by a network operations center that connects to the hub and manages the transmission performance of all of the user terminals. HNS’ network operations centers operate 24 hours per day, 365 days per year, and have extensive network management capabilities in order to troubleshoot and maintain its networks. In the United States, HNS’ primary network operations center is located in Germantown, Maryland, with a backup network operations center located in Las Vegas, Nevada. We believe that, based on the number of users, HNS’ Germantown, Maryland network operations center is the largest satellite data network facility in the world, managing approximately 320,000 broadband user terminals and approximately 29,000 low data rate user terminals.

In addition to managing HNS’ communications services, the network operations center serves as the point of contact for customers needing assistance. From the network operations center, HNS assists its customers with troubleshooting their applications as they transit HNS’ network, and it can determine the locations of any failures in the user terminals or the hub that affect HNS’ customers.

HNS’ networks are designed to provide very high service availability. HNS has outfitted each hub with fully redundant equipment intended to ensure backup in the event of a failure. To minimize the impact of a transponder failure on its customers, HNS limits the number of transponders it leases per satellite. HNS offers its customers the opportunity to purchase backup of their network by using multiple hub locations and alternate backup satellites to maintain their network performance in the event of a major failure. For those users who have purchased HNS’ optional dial backup capability, their network services may be restored via the public phone network. In addition, the satellites on which HNS leases capacity typically have their own internal redundancy in order to ensure that failures within the satellite will not cause service outages. If there is a malfunction that renders the satellite completely inoperable, HNS’ fixed satellite service providers will supply replacement capacity, or HNS will utilize existing capacity from another satellite to restore service to the extent backup equipment is not available. HNS constantly monitors its network capacity, and in the event of a satellite failure HNS can reallocate its resources in order to ensure that its customers have continued network access. Failure by HNS to meet these standards will generally result in a pro-rated credit being applied to its customers’ contracts. HNS leases transponder capacity primarily from seven major fixed satellite service providers globally and typically contracts for transponder capacity from each of them for a period of three or five years. HNS continually manage its satellite capacity needs and matches capacity purchases with its near-term projected customer growth. HNS forecasts future requirements based on its business projections and arranges to utilize the capacity as these customers contract with HNS for service. In addition, HNS pools satellite capacity for its Consumer/SMB customers, thus optimizing the mix of these customers to achieve efficiencies while maintaining service levels. Certain of HNS’ enterprise VSAT customers also operate in the shared pool of capacity, while for others HNS purchases dedicated capacity on terms that match the length of the contract HNS has with the particular customer.

HNS’ hubs in Germantown, Maryland and Las Vegas, Nevada provide connectivity to customers in its consumer VSAT business. Some of the transponder capacity HNS leases is shared between its North American enterprise and consumer customers as the two customer sets tend to have different usage characteristics (for example, daytime versus evening usage). This allows HNS to obtain additional efficiencies on its space segment expense.

HNS’ Principal Business Lines

HNS principally operates in the VSAT market which it divides across distinct business lines. HNS’ VSAT businesses consist of the North American Network Equipment and Services business, the International Network Equipment and Services business and the Consumer/SMB business. HNS’ Telecom Systems businesses consist of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of HNS services and products across its business lines, HNS is able to leverage its expertise and resources within its various operating units to yield significant cost efficiencies.

VSAT Business

North American Network Equipment and Services Business

Business Overview

HNS’ North American Network Equipment and Services business offers complete turnkey solutions to large enterprises, including program management, installation, training and support services. This is particularly important to its large enterprise customers who depend on HNS for national or regional service. HNS’ VSAT networks enable its customers to improve service quality, productivity, cost control, decision-making and many other facets of operational management by enabling them to gain access to up-to-date information anywhere and anytime. All links across HNS’ networks are digitally protected to provide its customers with high levels of security. In addition to providing hardware and related services, HNS also provides shared-hub services which give its customers the opportunity to own their own private networks without having to invest in hub equipment or the resources necessary for the day-to-day operations of the network. As of December 31, 2005, HNS’ North American Network Equipment and Services operations had approximately 213,000 sites on its network facilities. Over the past 15 years to date, HNS has shipped over 750,000 terminals to North American Network Equipment and Services customers. In 2005, HNS had an approximately 69% share of the North American VSAT market based on the number of terminals in service (COMSYS 2005). According to the same COMSYS 2005 report, HNS’ competitors in the North American VSAT had the following market shares: Gilat Satellite Networks Ltd. (19%); Telesat (3%); ViaSat (2%); and other (7%).

HNS provides customized solutions to meet the unique demands of the various vertical markets it serves. For example, following a recent merger in the oil and gas industry, HNS was able to rapidly integrate two large and distinct networks containing thousands of dispersed sites while maintaining full operational functionality. HNS’ North American Network Equipment and Services operations generated revenues of $288.4 million for the year ended December 31, 2005.

Customers

HNS targets large-scale enterprises, consumers and SMBs with its wide range of innovative and scalable (i.e., expandable) network solutions. HNS’ enterprise customer base includes more than 200 large companies, including Fortune 1000 companies across a variety of sectors. These include industry leaders in the automotive, energy, hospitality, retail and services industries. In 2005, HNS entered into select major new deals and renewals with, among others, BP Amoco Group; Royal Dutch Shell plc; Edward D. Jones & Co., L.P.; AGF Management Limited; The TJX Companies, Inc.; GTECH Corporation; Wal-Mart Stores, Inc.; Blockbuster, Inc.; Casey’s General Stores, Inc.; Daimler Chrysler Group; and CSK Auto, Inc. HNS’ large enterprise customers typically enter into non-cancelable contracts with an average duration of three to five years that include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across its network that are tailored specifically to their needs.

Certain of HNS’ customers in the enterprise market require that HNS enter into service level agreements, or SLAs, pursuant to which HNS guarantees certain levels of service based on predetermined performance metrics. These metrics include installation and maintenance completion standards (for example, HNS will agree to complete its installation or maintenance on the first trip to the applicable location 95% of the time), as well as network availability guarantees (for example, a given service will be operational for 99.5% of the time for each month of the contract). Failure by HNS to meet these standards generally will result in a credit being applied to its customer’s account, with the amount of the credit varying according to the performance metric.

HNS’ networking capabilities also have attracted a strong franchisee customer base that includes Wendy’s International, Inc., Denny’s Corp., Taco Bell Corp., Pizza Hut, Inc. and McDonald’s Corporation. HNS provides these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

Services and Products

Services. HNS offers the following services to its North American Network Equipment and Services customers:

•	Broadband Connectivity. HNS provides an array of cost-effective broadband connectivity solutions. These services are comprised of basic transport (using satellite and terrestrial technologies) and Internet connectivity from its hubs. Layered on top of these basic services is HNS’ technology that supports the acceleration of data across its network and enables secure multicast/broadcast services. Specific examples include two-way, always-on, high-speed Internet access, IP VPNs, that provide highly secure remote network solutions, multicast file delivery and multicast streaming, which involve the delivery of high-quality, full-screen, full-motion video and audio and satellite backup for frame relay service and other terrestrial networks.

•	Managed Network Services. HNS differentiates itself by providing a one-stop turnkey suite of bundled services that include network design, implementation planning, terrestrial backhaul provisioning, rollout and installation, ongoing network operations, help desk and onsite maintenance. Network services include program management, installation management, network and application engineering services, network operations, field maintenance and customer care.

•	ISP Services and Hosted Applications. HNS’ network topology scales and adapts to a customer’s changing requirements. Since customer traffic is always routed through a hub, it is very efficient for hubs to host customer-owned and managed applications or provide to the customer application services developed by HNS or in conjunction with its service partners. ISP services include e-mail, web hosting and spam filtering. Examples of hosted applications include online payments, online learning and Internet telephony.

•	Digital Media Services. Over and above broadband connectivity, HNS offers specific services providing guaranteed delivery of digital content and the delivery of live or pre-recorded video and audio. Examples include managed digital signage services for the retail industry, online learning applications and the delivery of content for digital cinema applications.

•	Customized Business Solutions. HNS provides customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry. Current business solutions are targeted at the following application sectors: restaurants, convenience stores, banking and financial services, retail, oil and gas, automotive, healthcare, education, telecommuters, Internet service providers and telecommunication service providers. HNS has begun marketing similar multimedia applications to other customers.

Products. Through evolving technology and manufacturing processes, HNS pursues a strategy of continuous product development in order to offer broadband satellite systems that provide the features demanded by its markets at competitive prices. HNS’ remote satellite terminals consist of a satellite modem integrated with an IP router, together with an outdoor unit consisting of a satellite transceiver and antenna.

HNS’ portfolio of remote satellite terminals includes the following:

•	DW4020. Introduced in 2002, the DW4020 was designed for the high-end enterprise VSAT market and is a high performance, full-featured terminal that supports a wide range of IP applications and devices. The DW4020 implements advanced TCP and HTTP satellite acceleration together with IP header and payload compression, and is able to provide enterprise users with fast Internet or Intranet access, as well as support for corporate data applications.

•	DW6000. Introduced in 2003, the DW6000 is a cost-effective satellite terminal providing high-speed broadband access to all but the high-end enterprise VSAT market. The DW6000 integrates the features and functionality of the DW4020 into a single unit at a lower price. The DW6000 has achieved widespread market acceptance, and HNS has shipped over 270,000 units since its introduction.

•	DW7000. Released in the second quarter of 2005, the DW7000 is the next generation terminal in HNS’ product portfolio. HNS developed the DW7000 by leveraging advances in transmission capabilities, processors and memory devices and created what we believe is one of the most powerful high performance broadband satellite terminals to date. The DW7000 offers higher transmission speeds, increased throughput and greater bandwidth efficiency than previous products.

•	DW7700. Using the same internal modem as the DW7000 and released contemporaneously with the DW7000, the DW7700 targets the enterprise market and integrates additional communication interfaces required for the provision of managed services to the high-end enterprise VSAT market. These interfaces include ports capable of supporting “legacy” (i.e., non-IP) serial protocols which provide an ideal solution for interfacing with credit card readers, ATMs and lottery terminals. The integral modem provides the capability to offer automatic dial-backup connectivity for those customers who demand 100% network availability.

Appliances. In addition to HNS’ core products detailed above, HNS has developed a series of “appliances” that connect its satellite terminals to enable additional functionality and services. These appliances have been developed to integrate other non-IP applications with its systems, and include the following:

•	DW1000 Multimedia Appliance. The DW1000 provides high-speed multimedia and content delivery and has a built-in digital video decoder that supports MPEG1 and MPEG2 video transmissions.

•	DW6030 Serial Appliance. With many corporations continuing to use legacy devices such as credit card readers and ATMs, the DW6030 is designed to transport non-IP traffic over HNS’ IP-based satellite system. A key advantage of the DW6030 is that it allows customers to maintain their investment in legacy devices and applications while also supporting IP broadband for newer applications such as corporate Intranets.

•	DW6040 Voice Appliance. The DW6040 is targeted primarily at HNS’ international VSAT market and supports Internet telephony on its networks. The DW6040 has four ports that can connect to telephones or fax machines. The DW6040 has built-in features to efficiently transport the voice traffic over its networks while maintaining a high quality voice grade of service. The remote terminal, together with the DW6040, provides a low-cost solution to address the need for operators to provide telephony and data services to remote and rural areas.

HNS derived 47.3% of its 2005 revenues from the sale and lease of hardware and 52.7% from the provision of related services in its North American market.

Sales, Marketing and Distribution. HNS’ distribution strategy is designed around a core sales team that has developed an extensive knowledge of its large enterprise customers’ business needs. The market coverage by HNS’ direct sales force is supplemented by additional distribution channels, including resellers, retail and direct marketing, in order to maximize its potential customer base. HNS’ North American sales and marketing operations are based at the corporate headquarters in Germantown, Maryland. HNS also maintains other regional sales offices. HNS has an experienced and adaptable sales and marketing team that executes its business plan and has an average tenure of 10 years with HNS. Within the North American region, HNS has one team that focuses on the Network Equipment and Services markets and another team that focuses on the Consumer/SMB markets.

Network Equipment and Services. HNS’ Network Equipment and Services sales and marketing team sells directly to large enterprises and, through value added resellers, to medium-sized businesses. The team is responsible for generating new business from large corporations and franchise operators and for maintaining relationships with existing customers. The Network Equipment and Services sales process is a consultative process involving a skilled technical marketing and sales force and typically takes from nine to eighteen months to complete. The Network Equipment and Services sales and marketing team is also responsible for business development in new and specialized markets and for the overall development of services.

Consumer/SMB Service. HNS’ Consumer/SMB sales and marketing team develops and manages the indirect sales channels including resellers, sales agents and distributors and direct marketing that typically focuses on smaller businesses and residential users.

Installation and Support. HNS relies on an extensive third-party installation network covering all 50 states in the United States, Canada and Puerto Rico. HNS’ network of installation teams is required to meet certain installation guidelines which it monitors. The entire installation infrastructure is managed, supervised and approved based on HNS’ certification standards. Installation services are capable of sustaining rollout rates of 3,000 to 5,000 installs per month for a single customer. HNS maintains contracts with numerous independent installers. HNS provides its customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. HNS also provides its customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. In addition, HNS’ maintenance support services are provided by a third-party that has more than 170 field offices throughout North America, staffed with technicians trained in accordance with standards which HNS sets. Additionally, HNS’ help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards which HNS sets. It currently has both in-house and outsourced support at its call center operation.

International Network Equipment and Services Business

Business Overview

For more than 30 years, HNS and its predecessors have been providing satellite communication networks and services to customers worldwide, primarily to telecom operators and the mobile satellite communication community. To date, HNS has shipped more than 235,000 VSATs to over 100 countries in its international markets, and HNS offers complementary services and support in many of these countries as well. HNS’ products and services are particularly well-suited to many of its international markets because of the geographic dispersion of its customers as well as the lack of local infrastructure. Over the past few years as the cost of remote stations has declined, HNS has accelerated the rate of its international deployment. In addition, as with HNS’ North American markets, the trend towards national deregulation and proliferation of multinational companies investing overseas has also contributed to its international expansion. HNS has also shifted its international focus from providing hardware to providing shared-hub services as well, modeled in part on its North American enterprise business. Shared hub services are now available both via HNS’ own hubs covering Europe, Brazil, Northern Africa and the Middle East, as well as through third-party and joint venture operations, such as those we have in India and China. HNS’ international enterprise VSAT business generated revenues of $202.9 million in 2005.

HNS leases transponder capacity on satellites from multiple providers for its International Network Equipment and Services customers. HNS also maintains two hub facilities, located in Griesheim, Germany and Sao Paulo, Brazil that provide ground support to its international enterprise customers.

HNS divides its international operations into six separate regions—Europe, Latin America, India, Africa and the Middle East, Asia-Pacific and the Former Soviet Union.

Europe. HNS is a leading service provider, with more than 15,000 terminals under service contract by over 40 different customers. In addition, HNS provides equipment to third-party operators such as Telefónica, Telecom Italia and Dexar. HNS’ European operations are managed by approximately 120 employees and serviced by a hub in Griesheim, Germany. In addition, HNS has developed a reseller program that has grown to include approximately 4,000 terminals and provides Internet access to end users in Europe and other regions. Over the past 15 years to date, HNS has supplied over 64,700 VSATs in Europe. HNS’ European operations generated revenues of $71.3 million in 2005.

Latin America. HNS’ Latin American operations are comprised of hardware sales to carriers such as Impsat, Telmex, Telefónica and Primesys, among others, as well as sales of private networks to enterprises such as Banco do Brasil and Pemex, among others. HNS operates a hub in Sao Paulo, Brazil that services more than 2,000 sites in Brazil, providing network operations and capacity, installation and maintenance of terminals and backbone Internet connectivity. In the near term, HNS expects to expand this hub to provide services to Argentina, Uruguay and Paraguay. HNS has an established sales and marketing presence in Central America and parts of the Caribbean through resellers that operate off its North American network operations center. In addition, opportunities for expansion exist in the governmental sectors in several Latin American countries, including Peru, Mexico, Columbia and Brazil. Over the past 15 years, HNS has supplied over 52,100 VSATs in Latin America. HNS’ Latin American operations generated revenues of $44.9 million in 2005.

India. HNS also has a significant presence in India and HNS traditionally has supplied satellite communications products to private enterprises and state-owned companies and corporate operators in India. In 1992, HNS entered into a joint venture agreement with Escorts, Ltd. and formed Hughes Escorts Communications, Ltd., or HECL. Today, HECL is the largest VSAT service provider in India and among the leading providers in the greater Asia-Pacific region, with over 12,000 sites under contract for its shared hub services for more than 300 customers, including many of the most recognizable companies in India. In addition, VSATs on dedicated hubs serviced by HECL exceed 5,500 sites for more than 31 customers. Enterprise customers in India include traditional industries, such as manufacturing and financial, as well as newer industries, such as online lottery companies and digital cinema theatres. HECL has approximately 247 employees who are responsible for all aspects of the business, including sales and marketing, hub operations and service and maintenance. Customer service and basic equipment repair work are provided by HECL’s 13 service centers.

In addition, HECL is one of the leading providers of broadband satellite-based education and training services for the enterprise and Consumer/SMB markets. These services are provided in collaboration with leading educational institutes in India, including the Indian Institute of Management (Kolkata, Bangalore and Kozhikode), XLRI (Jamshedpur), the Indian Institute of Foreign Trade (IIFT), NMIMS and Manipal Academy of Higher Education. Customers include General Electric and ICICI. Since 2002, more than 4,500 candidates have studied on HECL’s platform, and, today, HECL has 50 classrooms across 33 cities in India. HECL has also set up corporate classrooms in various leading IT/Information Technology Enabled Services companies and is in the process of establishing more. Education has also been introduced as one of the value added services supported through HECL’s “Fusion” Internet Access Centres, which are also based on a franchise model. Some of the innovative areas in which HECL has been working include English courses run by the BBC and local billing and payment facilities for cellular and utility services. Over the past 15 years, HNS has supplied over 34,000 VSATs in India. HNS’ Indian operations generated revenues of $39.2 million in 2005.

Asia-Pacific. HNS Asia-Pacific operations encompass primarily the sale of hardware to carriers, such as SCC Japan, Abhimata (Indonesia) and Korea Telecom, among others, as well as the sale of private networks to companies such as Ericsson/Telstra (Australia) and the People’s Bank of China, among others. Ericsson/Telstra in Australia offers a consumer Internet program, subsidized by the Australian government, that provides network connectivity throughout the outback that is similar to HNS product offering in the North American Consumer/SMB business. In 1995, HNS joined with SVA (Group) Co., Ltd., or SVA, one of the largest consumer electronics manufacturers in China, and three other Chinese companies, to create a joint venture, Shanghai Hughes Network Systems, or SHNS. Although SHNS initially was focused on manufacturing and repairing satellite equipment within China, its charter recently was expanded to include the resale of satellite services, similar to the services HNS provides in North America, through a shared hub owned by SVA. Over the past 15 years, HNS has supplied over 56,500 VSATs to its Asia-Pacific markets, including approximately 33,000 in Australia and 8,800 in China. HNS’ Asia-Pacific operations generated revenues of $19.9 million in 2005.

Africa and Middle East. In the Middle East and Africa, HNS primarily sells equipment and services to carriers, third-party operators and end customers such as Telkom, S.A., Ethiopia Telecommunications Corporation and Saudi Ministry of Foreign Affairs. HNS’ target markets in Africa and the Middle East include Angola, Botswana, Cameroon, Egypt, Ghana, Ivory Coast, Kenya, Mali, Morocco, Mozambique, Nigeria, Oman, Saudi Arabia, South Africa and Tanzania. HNS’ network operations center in Griesheim, Germany also provides services to Afsat, which in turn provides Internet and Internet telephony services to more than 1,500 customers in sub-Saharan Africa. Over the past 15 years, HNS has supplied over 19,800 VSATs to its African and Middle Eastern markets. HNS’ African and Middle Eastern operations generated revenues of $17.6 million in 2005.

Former Soviet Union. HNS primarily sells equipment and services to independent operators and corporate customers such as JS Datasat, Nadra Bank and Crozna in a number of CIS countries, including Russia, Ukraine, Kazakhstan, Azerbaijan and Uzbekistan. To date, HNS has sold and shipped more than 11 DIRECWAY hubs and approximately 7,700 VSATs to these markets, with a local sales and support office in Moscow. This region generated revenues of $10.0 million in 2005.

Customers, Products and Services. HNS’ international customers span a wide variety of industries and include state-owned operators as well as private businesses.

HNS’ service and product offerings in its international VSAT Network Equipment and Services markets are substantially similar to those in our North American Network Equipment and Services market. This enables HNS to leverage its network and system investments by providing full turnkey service operations, including installation, maintenance and hosting services. HNS derived 49.2% of its 2005 revenues from the sale of hardware and 50.8% from the provision of related services in its international markets.

Sales, Marketing and Distribution. International sales and marketing activities are performed through local sales offices. HNS currently has sales offices in Germantown, London, Griesheim, Rome, Sao Paulo, Mexico City, New Delhi, Mumbai, Bangalore, Abu Dhabi, Miami, Beijing, Shanghai, Moscow and Jakarta. In addition, depending on the need, HNS appoints sales representatives in various countries who are compensated on a commission basis.

HNS’ international business pursues a multi-faceted strategy for the distribution of its products and services. HNS pursues direct and indirect marketing techniques on a global basis, and HNS uses resellers to cover specific markets. In Europe, India and Brazil, where HNS has the ability to provide satellite communication services directly, HNS’ primary strategy is to sell to enterprise customers, either through its own sales staff, or through its reseller network. HNS’ distribution network has been established to leverage a larger sales force to sell its services. In other areas, notably Africa, the Middle East, China, Japan, the Former Soviet Union, Australia,

Indonesia and Malaysia, HNS has pursued a strategy of providing its infrastructure to independent third-party operators or joint ventures that in turn provide the satellite communications services to enterprise customers using its manufactured equipment. In addition, HNS also supplies dedicated systems to entities that provide for and operate their own systems. HNS pursues these dedicated systems sales using a combination of its own sales staff and its sales representative channels. Periodic training is provided to HNS’ sales staff and channels through regional seminars and training sessions at its Germantown, Maryland headquarters.

Installation and Support. HNS’ European, Indian and Brazilian operations provide VSAT installation services for its customers through a network of third-party installers, similar to its North American installation operations, and in certain limited circumstances HNS provides installation services itself. In regions not covered by HNS’ services, our customers provide for their own installation services. In all instances, hub equipment installation services are provided by HNS’ Germantown, Maryland and India installation teams.

HNS provides hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, HNS’ customers provide their own repair services to their end-users. HNS’ customer assistance center maintenance offering includes a customer assistance center that is operated 24 hours per day, 365 days per year, and that is available to its customers worldwide, as well as through regional support centers in India, Europe, China and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to its North American counterpart, is made available to its customers around the world.

Consumer/SMB Business

Business Overview

HNS’ North American Consumer/SMB business was launched in 2001. Utilizing its VSAT data networking capabilities, HNS has developed a consumer service that reaches all 50 states in the United States, Puerto Rico and parts of Canada. With the advent of competing low-cost cable modem and DSL services, HNS has focused its marketing and sales efforts on the underserved markets that would be less likely to receive terrestrial broadband service. These markets include rural and suburban areas. HNS delivers broadband Internet service with an accompanying set of ISP services such as e-mail and web hosting, and HNS offers various service plans to appeal to particular market segments.

The user terminal for HNS’ Consumer/SMB customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. HNS’ third-party contractors install the user terminals for all its customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of its installations. HNS uses the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, HNS connects directly to the public Internet and hosts its Internet service provider, or ISP, services. Delivery of HNS’ service is orchestrated by its network operations center in Germantown, Maryland. HNS uses the network operations center to manage user terminals and maintain the quality and performance of its service. The network operations center manages network traffic and also provides advanced engineering support to HNS’ customer call centers.

HNS has made a substantial investment in its consumer business, which has grown from a startup to achieve critical mass in four years. The profits from this business have improved as a result of lower hardware costs and a reduction in the cost of HNS’ service offerings. HNS’ experience in the enterprise VSAT industry has resulted in the development of an infrastructure that is adept at dealing with and marketing to its consumer subscriber base. HNS’ Consumer/SMB business generated revenues of $247.0 million for the year ended December 31, 2005.

HNS rents satellite transponders to deliver broadband service to its subscribers. HNS operates on numerous Ku band satellites stationed over the United States.

Customers

HNS delivered service to approximately 274,400 Consumer/SMB subscribers across North America as of December 31, 2005. In 2005, HNS averaged approximately 10,000 gross customer additions per month. HNS experienced a “churn” rate (the rate of customer cancellations/nonrenewals as a percentage of total number of subscribers) of 2.1% in 2005. HNS’ technology and service efforts are targeted primarily at rural and suburban locations underserved by DSL and cable.

Products and Services

HNS Consumer/SMB service package consists of a hardware purchase, as well as a non-cancelable 15-to 24-month service plan with a monthly service fee that varies depending on the level of service selected and includes the following:

•	unlimited satellite-based Internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

HNS modifies its service offerings from time to time to increase its sales and to provide packages that are attractive to its customers. HNS also offers a deferred hardware purchase plan that allows its customers to defer the cost of the equipment and installation over a period of 15 months.

Sales, Marketing and Distribution

HNS has an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy and Circuit City. HNS’ direct marketing efforts to consumers account for approximately 49% of its new Consumer/SMB customers. HNS’ distribution channels reach across North America. HNS’ distributors recruit and support dealers throughout the territory in their efforts to sell its services and also coordinate installation of the equipment for all its customers.

HNS markets with spot television ads and infomercials on DIRECTV, as well as through targeted direct mail campaigns. These campaigns are intended to drive customers to one of HNS’ direct sales channels, such as its website, or one of its call centers. These ads also are designed to support and promote sales through HNS dealers and retailers.

HNS’ Consumer/SMB service offering is also resold to a smaller extent through EarthLink.

Installation and Support

HNS’ retail consumer installation and field services are provided by a network of third-party contractors and dealers that are trained and certified by it. HNS’ installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. HNS’ installers and service contractors must complete a certification program, and their work is subject to quality control audits.

HNS has engaged several companies to provide call center support for its customers. These call centers are located in the United States and India. They are organized to handle calls from HNS retail customers regarding service, billing and installation support and they provide deep support to its wholesale customers. These centers are supervised by HNS’ customer service organization, and they process most consumer calls. HNS has a staff of technical support personnel that assist these centers with difficult or unusual problems.

Telecom Systems Businesses

HNS considers both its Mobile Satellite Systems and Terrestrial Microwave businesses to be strategic markets that have significant advantages. Neither business requires substantial operating cash or further investments, and both are low fixed-cost operations.

Mobile Satellite Systems

HNS’ Mobile Satellite Systems business provides turnkey satellite ground segment systems for voice, data and fax services to customers that include Thuraya, Inmarsat and Mobile Satellite Ventures. The Mobile Satellite Systems business is conducted on a competitively contracted basis, typically through large, multi-year contracts. Typically, the operator issues a Request For Proposal to multiple vendors who respond with appropriate solutions, prices and contract terms. The operator then reviews these proposals and selects a preferred vendor to negotiate a multi-year, turnkey, development and deployment contract. The contract includes all of the ground segment which consists of the earth station and network operation systems. In addition, the contract also requires development and supply of low-cost portable terminals for voice and data services.

For example, HNS’ original contract with Boeing for Thuraya included the satellite gateway, user terminals and system integration services. Since beginning operational service in January 2002, HNS has shipped approximately 375,000 subscriber terminals and Thuraya has sold over 340,000 subscriber terminals. As a result of Thuraya’s expansion, HNS was awarded expansion contracts directly with Thuraya at the beginning of 2004 for the design and delivery of a new gateway for expanded voice coverage and a new packet data ground station that will provide packet data services in the current area of coverage.

HNS will continue to develop and leverage its satellite communication expertise in the Mobile Satellite Systems business on an opportunistic basis. HNS also has been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, HNS recently signed a contract with Space Systems/Loral Inc. for the turnkey supply of a ground based subsystem for ICO, one of Space Systems/Loral’s end customers. We believe that this area is the growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications, and provides HNS with opportunities for expansion of its Mobile Satellite Systems business. The Mobile Satellite Systems business has been and will continue to be a complementary part of HNS’ core VSAT business since the base VSAT technology and engineering teams support its mobile satellite efforts, which in turn contribute to advancing its technology in the VSAT arena with customer funded programs. HNS’ Mobile Satellite Systems business generated revenues of $48.6 million for the year ended December 31, 2005.

Terrestrial Microwave

HNS has developed a broadband family of products for point-to-multipoint microwave radio network systems, or PMPs, that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. Operators employing HNS’ system can offer bundled multimedia services that include voice and high-speed data for both local access and/or for cellular cell site backhaul links to the mobile switching centers.

HNS’ broadband PMP microwave systems have been deployed in North America, Latin America, Europe and Asia. Current customers include:

•	Nokia OEM supply relationship;

•	T-Mobile PTC/ERA (Poland);

•	WIND (Italy) and Vodafone (Italy);

•	Broadnet (Czech) and Star 21 (Czech);

•	XO Communications (U.S.);

•	Impsat (Peru and Columbia); and

•	Tata Teleservices Maharashtra Ltd. (India).

HNS’ current contracts require it to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or its distributors. Typically, contracts range from one to five years for the supply of equipment with up to eight years of maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave business, but will continue to assess opportunities on a project-by-project basis. HNS’ Terrestrial Microwave business generated revenues of $20.0 million for the year ended December 31, 2005.

SPACEWAY

SPACEWAY will represent a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use an advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies, including the following:

•	A fast packet switch and on-board processor which enables, for the first time, direct user-to-user communication at broadband speeds;

•	A technologically advanced antenna, enabling maximum frequency re-use and, therefore, more efficient use of spectrum;

•	10 Gbps of gross capacity (approximately 10 times the capacity of an existing Ku-Band satellite), which reduces data transport costs to a fraction of the cost of today’s systems; and

•	Operation in the Ka-band which, along with the above technological innovations, will allow SPACEWAY to support transmission speeds up to 8 times faster than today’s typical installed VSATs.

All interfaces to the SPACEWAY system will be standard IP giving it the capability to integrate seamlessly with terrestrial networks. We believe that SPACEWAY will allow HNS to address a larger market (which management estimates at $26 billion compared to the current $4 billion), reduce transponder leasing costs and significantly improve margins. By operating as a vertically integrated business (i.e., owning and controlling directly the space segment), HNS expects that it will be more competitive than terrestrial systems. The SPACEWAY system will allow VSAT services to compete with DSL, cable and frame relay at speeds up to and including 2 Mbps, and SPACEWAY-based Internet access will support both symmetric (same data rate each way) and asymmetric (different data rates each way) services, thereby enhancing HNS’ ability to address untapped new markets for satellite data networking services.

In connection with the April 2005 Acquisition, HNS acquired the SPACEWAY 3 satellite, which currently is being manufactured by Boeing, as well as its related network operations center facilities, certain other ground facilities and equipment and intellectual property rights and the rights to purchase an additional SPACEWAY satellite to be manufactured by Boeing in the future. The transaction did not include rights to the first two satellites designed for the SPACEWAY program which have been redeployed to support DIRECTV’s direct-to-home satellite broadcasting business. HNS was given the opportunity, at its own cost and expense, to conduct system testing on either or both of DIRECTV’s SPACEWAY satellites, for an aggregate amount of at least 30 testing days. Thirty-two days of testing was conducted and successfully concluded on April 10, 2006. HNS plans to launch its SPACEWAY satellite in early 2007 and to introduce service on SPACEWAY later in 2007.

HNS’ approach to the market for SPACEWAY services can be characterized as follows:

•	Significant Expansion in Business From SMB Customers. SPACEWAY will deliver a range of cost effective and high quality services, from Internet access to small private networks to these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base. SPACEWAY will enable the transition of the consumer customer base through new additions and product upgrades. Beginning with expected rollout of SPACEWAY service in 2007, we anticipate that all new consumer customers will operate over SPACEWAY, effectively eliminating the third-party expense of transponder leasing for this customer base over time.

•	Expansion of Business Offerings with Large Enterprises. As SPACEWAY will support higher data rates and offer direct user-to-user network connectivity, HNS will have the opportunity to offer services such as Frame Plus, IP Plus and Direct Connect that could expand HNS’ offerings to large enterprises. Frame Plus is a high performance enterprise service that will compete directly in the frame relay market by offering committed info rate and burst rates. IP Plus will compete directly against IP VPNs by offering mesh connectivity in two service grades. Direct Connect provides a high quality point-to-point connection intended to address markets currently served by T-1 and primary rate interface, or PRI.

In addition to the SPACEWAY satellite itself, the SPACEWAY system consists of a Network Operation and Control Center, or NOCC, an end-user terminal, or ST, and Satellite Control Facilities, or SCF. Both the NOCC and STs are in final stages of integration and testing and are expected to be ready ahead of the actual spacecraft launch. All Satellite Control Facilities are built and tested, and HNS intends to enter into a contract with a qualified operator for SCF operations. HNS will directly operate the NOCC.

Our Other Businesses

Electronic System Products

Based in Atlanta, Georgia, Electronic System Products, or ESP, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. ESP also owns a portfolio of patented intellectual property, including BTSC stereo encoding and decoding technology used to support the end-to-end delivery of stereo audio over legacy analog television transmission systems and several versions of FLEX paging reference designs used to provide one-way machine-to-machine wireless telemetry control for commercial and industrial applications. All of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003 relate to services provided by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP was forced to reduce its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and is still performing services for a limited number of customers. However, ESP is no longer seeking new client engagements and is instead focusing on maximizing the license revenues from its intellectual property portfolio. On December 31, 2005, SkyTerra contributed its 92% ownership interest in ESP to us.

AfriHUB

Based in Fairfax, VA, AfriHUB’s plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses. Although AfriHUB is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus, SkyTerra decided to cease providing funding to AfriHUB. In August 2005, AfriHUB’s Nigerian subsidiary received $0.2 million of short-term financing from a Nigerian bank to fund the investment necessary to establish the facility on the additional campus. In September 2005, the Nigerian subsidiary also received a $0.3 million grant from a charitable foundation to further AfriHUB’s efforts in providing technical training in Nigeria. The grant is payable in two equal annual installments with the first such payment being received in September 2005. In December 2005, SkyTerra made a decision to discontinue operating AfriHUB. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of AfriHUB have been classified as discontinued operations in the financial statements included elsewhere in this report, prior period results have been reclassified, and the assets and liabilities of AfriHUB are classified as held for sale. On December 31, 2005, SkyTerra contributed its 70% ownership interests in AfriHUB to us. Effective February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our equity and debt interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007.

Competition

The network communications industry is highly competitive. As a provider of data network products and services in the United States and internationally, HNS competes with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, HNS emphasizes its network quality, its customization capability, its offering of networks as a turnkey managed service rather than as an equipment sale, its position of a single point of contact for products and services and its competitive prices.

HNS has encountered competition in its Network Equipment and Services business from major established carriers such as AT&T Corp., MCI, Inc., Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers. Such carriers also offer technological solutions for customer networks, including ISDN lines and frame relay networks. HNS is facing increasing competition from ground-based telecommunications service providers that use frame relay and digital network switching to provide competitive network offerings. The increase of cellular coverage and development of General Packet Radio Service, or GPRS, technology also is beginning to emerge as a competitive technology for low bit rate applications.

HNS’ VSAT networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets, as discussed more fully above. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations. However, because of a customer’s particular circumstances, the pricing offered by suppliers and the effectiveness of the marketing efforts of the competing suppliers also play a key role in this competitive environment.

The major local and regional telecom carriers also serve as resellers of HNS’ products and services and are an increasingly important distribution channel in Asia and Latin America.

HNS’ principal competitors in the supply of VSAT satellite networks are Gilat which offers a full line of VSAT products and services, and ViaSat. In competing with Gilat and ViaSat, HNS emphasizes particular technological features of its products and services, HNS’ ability to customize networks and perform desired development work, the quality of its customer service and its willingness to be flexible in structuring arrangements for the customer. HNS is also aware of other emerging competitors that supply networks, equipment and services. HNS also faces competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

HNS faces competition for its North American Consumer/SMB markets primarily from the telecommunications and other DSL and cable Internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched or are planning the launch of consumer satellite Internet access that would compete with HNS in North America. We anticipate increased competition with the entrance of these new competitors into HNS’ markets.

Government Regulation

The provision of telecommunications is highly regulated. HNS is required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that it provides. As a provider of communications services in the United States, HNS is subject to the regulatory authority of the United States, primarily the Federal Communications Commission, or the FCC. HNS is subject to the export control laws, sanctions and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of HNS’ business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, HNS’ business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs.

In addition, HNS is subject to regulation by the national communications regulatory authorities of other countries in which HNS, and under certain circumstances its resellers and distributors, provide service. There are several ITU filings for the orbital location which may be used for HNS’ SPACEWAY satellite. The ITU filing used to launch and operate HNS’ SPACEWAY satellite will subject HNS to the licensing jurisdiction of the administration that made the particular ITU filing on its behalf. The SPACEWAY satellite will also be subject to the frequency registration process of the ITU, and to the various national communications regulatory authorities of the countries in which HNS will provide services using SPACEWAY. Additionally, the FCC and other national communications regulatory authorities must issue certain authorizations prior to commencement of services over the SPACEWAY satellite in their respective jurisdictions.

HNS’ authorizations are subject to the laws and regulations of regulatory authorities that generally prohibit the assignment of these authorizations and often prohibit the transfer of control of the entities holding these authorizations without prior governmental consent. Failure to comply with such laws or regulations may result in various sanctions including fines, loss of authorizations and denial of applications for new authorizations or for the renewal of existing authorizations.

The changing policies and regulation of the United States and other countries will continue to affect the telecommunications industry. We cannot predict the impact that these changes will have on our business.

Regulation by the FCC

All entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by HNS and certain of its customers, except under licenses issued by the FCC. Changes in HNS’ FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses HNS holds are granted for ten to fifteen year terms. The FCC also has granted periodic requests by HNS for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely, but there can be no assurance that HNS’ licenses will be renewed at their expiration dates, for full terms, or without adverse conditions. Applications at the FCC for new authorizations that HNS may need for new lines of business may be opposed by other companies which could delay, or prevent HNS from implementing, new business plans. The FCC regulates potential human exposure to radio frequency energy from satellite earth stations, and it imposes license conditions on HNS that constrain the manner in which its earth stations are deployed in order to limit the potential for such exposure. Those regulations and conditions are subject to change from time to time, and we cannot predict the impact of any such changes on HNS’ business.

As a provider of telecommunications in the United States, HNS is presently required to contribute a percentage of its revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit HNS to pass this universal service contribution through to its customers. Because HNS’ customer contracts often include both telecommunications, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of HNS’ revenues forms the basis for this contribution and the amount that HNS can recover from its customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that HNS computed our contribution obligation incorrectly or passed through the wrong amount to its customers, HNS could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact HNS’ future contribution obligations and the contribution obligations of third parties that provide communication services that HNS uses to provide its services. Any such change to the universal service contribution rules could increase or decrease its costs of providing service to its customers.

The FCC requires satellite communications systems to operate in a way that does not cause harmful interference to the operation of other satellites. Currently, the FCC has before it a rulemaking proceeding that may result in a modification to a longstanding industry practice regarding network access schemes (the conventions that determine when and how remote VSAT stations communicate with the satellite). Depending on the outcome of that proceeding, the FCC could require technical changes in the way HNS operates its VSAT networks. We cannot predict how expensive those changes would be to implement, or what impact they would have on the provision of HNS’ services.

HNS’ business is dependent on the use of satellite capacity provided to HNS by third parties. The companies from which HNS leases transponders hold FCC licenses and authorizations and are subject to the jurisdiction of the FCC. The failure by such a company to comply with the Communications Act or the FCC’s regulations could force HNS to find alternative providers of transponder capacity. HNS cannot assure you that it would be successful in obtaining such capacity on terms that are acceptable to HNS, if at all. The FCC has authority to authorize new uses of satellite bands in which HNS operates. HNS could be adversely affected by any such new uses that result in interference into its existing services, or that otherwise adversely affect its ability to deploy VSAT networks or new services.

The FCC has asserted its authority to regulate providers of Internet services under Title I of the Communications Act. Certain of the Internet services HNS provides are subject to the FCC authority under Title I. To date, the FCC has refrained from imposing significant regulations on Internet services. Changes in the law may prevent HNS from choosing its business partners or restrict HNS’ activities as an Internet service provider. For instance, the FCC currently is considering in an open rulemaking proceeding the appropriate regulatory and statutory classification of certain IP-based services. HNS provides a wide range of IP-based services. As a result, the outcome of this proceeding could affect the manner in which certain of HNS’ services are regulated. HNS cannot predict what impact any changes in such regulations would have on its operations. In addition, the FCC recently adopted a policy statement intended, among other things, to ensure that users of Internet access services have access to the applications, such as voice over IP service, and content of their choice. Depending on how this policy statement is enforced, it could limit HNS’ ability to enter into exclusive or preferential arrangements with business partners.

The FCC also recently adopted and released the first of two orders governing the obligations of broadband Internet access and Internet telephony service providers to comply with the requirements of the federal Communications Assistance for Law Enforcement Act, or CALEA. CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. The first order established that broadband Internet access and Internet telephony service providers must comply with CALEA, and that all newly-covered service providers must comply within 18 months of the date of effectiveness of the order, which is May 14, 2007. The FCC has indicated that a second associated order, which has not yet been adopted or released, will address the assistance capabilities required of the providers covered by the first order, as well as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. A petition for reconsideration is pending before the FCC requesting that the 18-month compliance deadline run from the FCC’s release of the second order rather than the first order, and an appeal of the first order has been filed at the U.S. Court of Appeals for the D.C. Circuit, which remains pending. HNS may be required to make changes in its system architecture in order to comply with the FCC’s orders in this proceeding. We cannot predict how expensive those changes would be to implement, the impact such changes would have on the provision of HNS’ services, or the timeframe in which such changes must be implemented, until the FCC’s new rules and decision on reconsideration are released. Depending on the requirements detailed in the second upcoming order, HNS may be unable to satisfy the compliance deadline established by the new FCC orders on CALEA, which could subject HNS to possible enforcement actions.

The United States Congress is also considering changes to the regulatory treatment for certain communications services, including services that HNS provides. HNS cannot predict the result of these considerations or whether HNS may be adversely affected by them.

Export Control Requirements and Sanctions Regulations

In the operation of our and HNS’ business, we and HNS must comply with all applicable export control and economic sanctions laws and regulations of the United States and other countries. Specifically, the applicable United States laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, and the trade sanctions laws and regulations administered by the United States Treasury Department’s Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC. The export of certain hardware, technical information and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, or the DDTC, under the ITAR. Except for the transactions and related contracts addressed by the January 26, 2005 consent agreement among DIRECTV, DTV Networks and the State Department, we believe that we have obtained all of the specific State Department authorizations currently needed in order to fulfill our obligations under our contracts with non-United States entities, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. We are required to register with the DDTC. We and SkyTerra have requested that DDTC transfer the SkyTerra registration to us.

Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security, or the Bureau, under the Export Administration Regulations. For example, the Bureau regulates our export of equipment for earth stations in its ground network located outside of the United States. It is HNS’ practice to obtain all licenses necessary for the furnishing of original or spare equipment for the operation of its earth station facilities in a timely manner in order to facilitate the shipment of this equipment when needed.

We and HNS cannot provide services to certain countries subject to United States trade sanctions unless the necessary authorizations are obtained from OFAC. Where required, OFAC has granted the authorizations needed to provide equipment or services to United States-sanctioned countries. We and HNS are also subject to The Foreign Corrupt Practices Act, or FCPA, that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR. This consent agreement addresses exports of technology related to the VSAT business primarily to China. Under the terms of the consent agreement, DIRECTV agreed to pay a $4.0 million fine over a period of three years and HNS is required to establish and maintain a special compliance official for a period of three years. The special compliance official is an independent contractor with authority to oversee matters relating to compliance with the ITAR. HNS is required to spend $1.0 million over a period of three years for certain enhanced remedial compliance measures, which HNS expects will include the cost of establishing and maintaining the special compliance officer. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business. HNS is now eligible to seek reinstatement of such subsidiary and intends to do so in the near future. As a result of the voluntary disclosure and consent agreement, HNS currently is unable to perform its obligations under certain contracts in China and

South Korea addressed by the consent agreement, and if ultimately unable to perform, HNS may be liable for certain damages of up to approximately $5.0 million as a result of its non-performance. With respect to one such contract, HNS received notice in November 2005 that one of its customers in China filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration was stayed pending non-binding mediation. The non-binding mediation was completed in March 2006 and did not resolve the dispute. As a result, the arbitration is expected to resume. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, arising out of separate violations of ITAR.

Regulation of SPACEWAY’s Licensing Administration

The SPACEWAY satellite is primarily intended to provide services to North America. HNS’ SPACEWAY spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing HNS uses to launch and operate the SPACEWAY satellite, and HNS will have to satisfy the licensing conditions imposed by the administration whose ITU filings HNS uses. As a condition of license, the national licensing regime may require, for example, that HNS implement the SPACEWAY satellite system in a manner consistent with certain milestones (such as for the satellite design and construction, ground segment procurement, and launch and implementation of service), that the SPACEWAY satellite control be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network. We cannot predict how HNS will be able to satisfy these or any other licensing requirements, or that it will be able to obtain or maintain the necessary authority from the licensing administration to implement the SPACEWAY satellite as proposed and in a timely manner.

As discussed below, there are several ITU filings for the 95.0° W.L. orbital location which may be used for the SPACEWAY satellite. We hold a license issued by the FCC to launch and operate a Ka-band geostationary satellite at 95.0° W.L. If HNS uses the ITU filing made by the FCC on our behalf, HNS may be required to reach an operational agreement with us or to obtain FCC approval to transfer such FCC license from us to HNS. If HNS uses an ITU filing made by Australia or the United Kingdom, HNS will be required to seek additional FCC approvals to serve the United States with a foreign-licensed satellite, which approvals may not be obtained or may not be granted in a timely manner. In addition, the regulatory agencies of nations other than the United States that HNS may seek to serve from the 95.0° W.L. orbital location must also authorize the use of the SPACEWAY satellite, services and/or frequencies in their jurisdictions, and HNS has not yet applied for or received any such authority.

FCC Licensing of Our Satellite

We currently hold a license issued by the FCC to operate a Ka-band geostationary satellite at 95.0° W.L. However, our current FCC license does not reflect the design of the SPACEWAY satellite. On March 6, 2006, we filed with the FCC an application to amend the pending modification to our FCC license to reflect the SPACEWAY design. The FCC has granted similar applications in the past. Our ability to maintain our FCC license is dependent upon our satisfaction of certain construction milestone requirements imposed by the FCC on satellite licensees, the next of which must be satisfied by April 19, 2006. We expect to request the FCC to treat the SPACEWAY satellite as the relevant spacecraft for purposes of satisfying these milestones and will certify to the FCC that the SPACEWAY satellite has completed the first three of four FCC milestones. If the FCC determines that the SPACEWAY satellite does not serve as the relevant satellite or does not conclude that the progress on the SPACEWAY satellite satisfies our April 19, 2006 milestone, or if we are unable to obtain an extension of the April 19, 2006 milestone date if needed, the FCC may declare our satellite license null and void. We cannot predict with certainty how the FCC will act on our amendment, if it will grant this amendment prior to the April 19, 2006 milestone requirement, or if it will grant an extension of that milestone requirement, if needed.

International Regulation

HNS must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which HNS, or under certain circumstances its resellers, provide services or operate earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In some countries a license is required to provide HNS’ services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In addition, in some countries there may be restrictions on HNS’ ability to interconnect with the local switched telephone network. In certain countries, there are limitations on the fees that can be charged for the services HNS provides. As a provider of communication services in the European Union, HNS benefits from a liberalized and less-regulated environment. Nevertheless, HNS is still subject to registration and in some instances the payment of annual fees and/or the filing of annual status reports.

Many countries permit competition in the provision of voice, data or video services, the ownership of the equipment needed to provide telecommunications services and the provision of satellite capacity to that country. We believe that this trend should continue due to commitments by many countries to open their satellite markets to competition. In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, HNS may be required to negotiate for access to service or equipment provided by that monopoly entity, and HNS may not be able to obtain favorable rates or other terms.

As HNS has developed its communications network and offered services outside the United States, HNS has been required to obtain additional licenses and authorizations. There can be no assurance, however, that any regulatory approvals HNS currently holds are, or will remain, sufficient in the view of foreign regulatory authorities, that any additional necessary approvals will be granted on a timely basis, or at all, in all jurisdictions in which HNS wishes to operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on HNS’ ability to generate revenue and conduct its business as currently planned.

International Telecommunication Union Frequency Registration

The orbital location and frequencies for the planned SPACEWAY satellite are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the rules and rights for a satellite to use specific radio frequencies at a specific orbital location. HNS has ITU filings for an orbital location for the SPACEWAY satellite and other orbital locations for future or follow-on satellites. If two or more satellites make technically conflicting filings at the ITU, the first satellite to file at the ITU generally has priority to use the specified frequencies over subsequent filers. Certain of those filings that have ITU priority may be available for use by affiliates of SkyTerra. Moreover, subsequent filers are obligated to coordinate their satellites with earlier-filed satellites before bringing them into service. In order for a satellite to maintain its priority status at the ITU, the spacecraft must be launched and operated at the specified orbital location using the specified frequencies by certain dates.

The United Kingdom Office of Communications, or Ofcom, has filed at the ITU for several orbital locations, including 95.0° W.L., on HNS’ behalf, and the FCC has filed at the ITU for the 95.0° W.L. orbital location on our behalf. In addition, the Australian Communications and Media Authority, or ACMA, has filed at the ITU for the 95.0° W.L. orbital location on behalf of both Kagoe Communications Pty Ltd, or Kagoe, an Australian company, and Miraxis License Holdings LLC, or MLH, a U.S. company in which certain principals of Apollo, our controlling investor, have a controlling investment. In addition, Mr. Jeffrey Leddy, a director of our company, is a director and the general manager of MLH, and Mr. Andrew Africk, a director of our company, is a director of MLH. The ITU filings made on HNS’ behalf by Ofcom give us high ITU priority rights to use the 95.0° W.L. orbital location and the ITU filings made on our behalf by the FCC give us lower ITU priority rights to use that same orbital location. The ITU filing made on behalf of Kagoe and MLH by ACMA gives Kagoe and MLH joint ITU priority rights to use the 95.0° W.L. orbital location, which rights have higher priority than the ITU priority rights filed by Ofcom and the FCC. Kagoe and MLH will lose these joint ITU priority rights after January 31, 2008 unless, prior to this date, Kagoe and MLH have brought some or all of the frequencies identified in the ITU filing into use at this orbital location. We believe that we can reach a satisfactory business arrangement with Kagoe and MLH, which would include financial compensation, to operate SPACEWAY as planned at 95.0° W.L. There can be no assurance that such an agreement can be reached or that ACMA would consent to such an arrangement.

HNS’ SPACEWAY spacecraft operations will also be subject to the frequency registration process of the ITU. A number of licensing administrations have ITU priority over the ITU filings that HNS may use for SPACEWAY by virtue of their having made earlier ITU submissions for networks that could experience interference from the operation of the SPACEWAY satellite. Coordination meetings have commenced relating to the ITU filings at 95.0° W.L. made by Australia, the United Kingdom, and the United States. The ITU filings that HNS may use for SPACEWAY have not yet been fully coordinated with other ITU filings. ITU coordination activities may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location or otherwise modify planned or existing operations in order to protect systems with higher priority from interference. Any modifications HNS makes in the course of coordination, or any inability to successfully coordinate could significantly limit the services that could be provided over the SPACEWAY satellite, which would materially adversely affect HNS’ ability to generate revenue.

Neither the ITU specifically, nor international law generally, provides clear remedies if the ITU coordination process fails, or if a satellite is operated in a manner that causes interference to another satellite. Moreover, because only nations, and not individual companies, have full standing as ITU members, HNS must rely on the government sponsoring its filing to represent its interests before the ITU, including obtaining rights to use orbital locations and resolving disputes relating to the ITU’s rules and procedures.

Intellectual Property

HNS currently relies on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in its products. HNS holds United States patents covering various aspects of its products and services, including patents covering technologies that HNS believes will enable the production of lower cost satellite terminals and that it believes will provide for significant acceleration of communication speeds and enhancement of throughput. In connection with the April 2005 Acquisition, DIRECTV assigned to HNS a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also has licensed to HNS, on a royalty free, perpetual basis, many of the patents originating from Hughes Network Systems, Inc. that it retained as a result of the April 2005 Acquisition, and covenanted not to assert or bring claims against HNS based on any intellectual property owned or controlled by DIRECTV and related to HNS’ business as of the closing date of the April 2005 Acquisition. In addition, HNS has granted licenses to use its trademarks and service-marks to resellers worldwide and HNS typically retains the right to monitor the use of those marks, and impose significant restrictions on their use in efforts to ensure a consistent brand identity. HNS protects its proprietary rights in its software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

We believe that HNS’ patents are important to its business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of HNS’ products and services are dependent upon its proprietary software, hardware and other technology, remaining “trade secrets” or subject to copyright protection. Generally,

HNS enters into non-disclosure and invention assignment agreements with its employees, subcontractors and certain customers and other business partners. However, we cannot assure that HNS’ proprietary technology will remain a trade secret, or that others will not independently develop a similar technology or use such technology in products competitive with those offered by HNS.

Research and Development, Engineering and Manufacturing

HNS has a skilled and multidisciplined engineering organization that develops its products and services. HNS’ in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in its products and services. In addition to HNS’ product development skills, over the past 30 years HNS has pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30 year history has resulted in the grant of over 400 patents to HNS and its predecessors and the adoption of its techniques in numerous communication standards in both satellite and terrestrial systems. Of these 400 patents, HNS currently owns 180 following the April 2005 Acquisition. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV. See Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—Relationship with DIRECTV.”

With respect to hardware development, HNS’ skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. HNS also has extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including DIRECTV’s set-top receivers and dual mode satellite and cellular hand sets.

As a complement to its hardware manufacturing operations, HNS also has developed extensive experience in designing reliable software systems as part of its telecommunication systems and services offerings. For example, its VSAT product line for the enterprise market supports over 400 protocols for data communications. Its software engineers have also developed many large turnkey systems for its customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

HNS’ products are designed and tested primarily at its facilities in Maryland, and HNS outsources a significant portion of the manufacturing of its products to third parties such as Flextronics and Microelectronics Technology Inc. HNS’ manufacturing facilities, together with its third-party arrangements, have sufficient capacity to handle current demand. HNS continuously adjusts its capacity based on its production requirements. HNS also works with third-party vendors for the development and manufacture of components integrated into its products, as well as for assembly of components for its products. HNS has implemented a multifaceted strategy focused on meeting customer demand for its products and reducing production costs. HNS’ operations group, together with its research and development group, is working with its vendors and subcontractors to increase development and production efficiency in order to obtain higher component quantities at reduced prices.

Environmental

HNS is subject to various federal, state and local laws relating to the protection of the environment, most significantly the Resource Conservation and Recovery Act, or RCRA, and the Emergency Planning and Community Right-to-Know Act, or EPCRA. HNS’ Safety, Health and Environmental Affairs department manages its compliance with all applicable federal and state environmental laws and regulations.

Under the RCRA, HNS is considered a small quantity generator. As such, HNS is subject to federal and state generator requirements that require it, among other things, to perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached, and to ensure that the waste receptacles are intact. HNS must package wastes in containers approved by the Department of Transportation, or DOT, and also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated. Regulations limit the amount of waste material HNS may accumulate on the property, and the length of time for which HNS may store such materials on-site. HNS uses a third-party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested using the Uniform Hazardous Waste Manifest and shipped in accordance with Environmental Protection Agency regulations, DOT regulations, and relevant state regulations.

As required by the EPCRA, HNS files periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. HNS does not maintain any quantities of extremely hazardous materials on its premises, and therefore has relatively modest reporting requirements under the EPCRA.

HNS’ environmental compliance costs to date have not been material and HNS believes it has no unresolved environmental compliance issues likely to give rise to material costs in the foreseeable future.

Employees and Labor Relations

As of December 31, 2005, we and our consolidated subsidiaries (which did not include HNS) had 77 employees. None are represented by a union. Of the 77 employees, 75 were employees of AfriHUB, which was reflected as a discontinued operation in our financial statements, and which was sold in February 2006. As of December 31, 2005, HNS and its subsidiaries had 1,773 employees. Other than approximately 50 of HNS’ employees, all of whom are located in Italy and Brazil, none are represented by a union. We and HNS believe that our relations with our employees are good.

Item 1A.	Risk Factors.

You should carefully consider the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Business

The network communications industry is highly competitive. HNS may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in its Network Equipment and Services and Consumer/SMB businesses.

HNS operates in a highly competitive network communications industry in the sale and lease of both its products and its services. HNS’ industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of HNS’ products decrease, HNS will need to sell more of its products and/or reduce its per unit costs to improve or maintain its operating results. HNS’ Network Equipment and Services business faces competition from providers of terrestrial-based networks (such as DSL, cable modem service, MPLS and Internet-based virtual private networks, or IP VPNs), which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than HNS does. The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable Internet build-out. It may become more difficult for HNS to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. To increase its competitiveness, HNS selectively has begun to pair its satellite offerings with terrestrial solutions, which may result in lower margins. HNS relies on third parties to implement the terrestrial component of these paired satellite/terrestrial solutions which means that HNS cannot control the implementation and rollout of these paired satellite/ terrestrial solutions to the same degree as its satellite only solutions. HNS also competes for enterprise clients with other satellite network providers, satellite providers that are targeting the SMB markets and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for VSAT services and regulation and inequitable access remain barriers to new business.

The Consumer/SMB network communications market is highly competitive. HNS may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in its Consumer/SMB business.

HNS faces competition for its North American Consumer/SMB satellite Internet subscribers primarily from satellite, DSL and cable Internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite Internet access services that would compete with it in North America. Some of these competitors may offer consumer services and hardware at lower prices than HNS. We anticipate increased competition with the entrance of these new competitors into HNS’ market and the increasing build-out and lowering cost of DSL and cable Internet access in North America. Terrestrial alternatives do not require HNS’ “external dish” which may limit customer acceptance of its products.

HNS also will face competition from its former parent DIRECTV. For a description of this risk, see “—DIRECTV may compete with HNS in certain sectors and subject to certain conditions and, after April 22, 2006, will retain one of its marketing brand names.”

If HNS is unable to develop, introduce and market new products, applications and services on a cost effective and timely basis, or if it is unable to sell its new products and services to existing and new customers, HNS’ business could be adversely affected.

The network communications market is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. If HNS fails to develop new technology or keep pace with significant industry technological changes, HNS’ existing products and technology could be rendered obsolete. Products in HNS’ industry are generally characterized by short life cycles because of technological innovation, such as increasing data rates, and declining prices. To remain competitive in the network communications market, HNS must be able to apply financial and technical resources to develop and introduce new products, applications and services, as well as enhancements to its existing products, applications and services. Even if HNS keeps up with technological innovation, it may not meet the demands of the network communications market. For example, HNS’ large enterprise customers may only choose to renew services with HNS at substantially lower prices or for a decreased level of service. Many of HNS’ large enterprise customers have existing networks available to them and may opt to find alternatives to HNS’ VSAT services or may renew with HNS solely as a backup network. If HNS is unable to respond to technological advances on a cost-effective and timely basis, or if HNS’ products or applications are not accepted by the market, then HNS’ business, financial condition and results of operations would be adversely affected.

Continued negative trends and factors affecting the telecommunications industry specifically and the economy in general may result in reduced demand and pricing pressure on HNS’ products and services.

Negative trends and factors affecting the telecommunications industry specifically and the economy in general over the past several years have negatively affected HNS’ results of operations. The telecommunications sector has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. As a result of the build-out of capacity by telecommunications companies in the late 1990s, currently there is excess network capacity. This capacity, combined with the failure of many competitors in the telecommunications sector, has contributed to price reductions by terrestrial and satellite network competitors in response to soft market conditions. In addition, weak economic conditions in the last recession resulted in reduced capital expenditures, reluctance to commit to long-term capital outlays and longer sales processes for network procurements by our customers. These factors have a continuing impact on HNS’ business. Finally, an overall trend toward industry consolidation and rationalization among HNS’ customers, competitors and suppliers can affect HNS’ business, especially if any of the sectors HNS services or the countries or regions that HNS does business in are affected. Any future weakness in the economy or the telecommunications industry would affect HNS through reduced demand for, and pricing pressure on, HNS’ products and services, leading to a reduction in revenues and a material adverse effect on HNS’ business and results of operations.

Satellite failures or degradations in satellite performance could affect HNS’ business, financial condition and results of operations.

HNS leases satellite transponder capacity from fixed satellite service, or FSS, providers in order to send and receive data communications to and from HNS’ VSAT networks. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

Any single anomaly or series of anomalies affecting the satellites on which HNS leases transponder capacity could materially adversely affect its operations and revenues and its relationships with current customers, as well as its ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reducing revenues if service is interrupted on the satellites HNS utilizes. HNS may not be able to obtain backup capacity at similar prices, or at all. See “—The failure to adequately anticipate HNS need for satellite capacity or HNS’ inability to obtain satellite capacity could harm its results of operations.” In the event of a satellite failure, HNS’ services may be unavailable for several days to several weeks while backup in-orbit satellites are repositioned and services are moved or while HNS repositions its customers’ antennas to alternative satellites. HNS experienced one of these situations in late 2004 with one satellite on which HNS leases transponder capacity for service in North America. More recently, in August 2005 a satellite on which HNS leases transponder capacity to service certain customers in Europe experienced an outage lasting approximately nine hours. HNS’ European service provider has tested the satellite’s functionality and it appears normal although further anomalies are possible. In most instances, any relocation to an alternative satellite will require prior regulatory approval, which may not be obtained, or obtained in a timely manner. In addition, the entities from which HNS leases transponder capacity could be severely affected by anomalies affecting their satellites, which could result in disruption to the services they provide to HNS. An increased frequency of anomalies could impact market acceptance of HNS’services.

Any failure on HNS’ part to perform its VSAT service contracts or provide satellite broadband access as a result of satellite failures would result in a loss of revenue despite continued obligations under its leasing arrangements, possible cancellation of its long-term contracts, inability to continue with its subscription-based customers, expenses to reposition customer antennas to alternative satellites and damage to its reputation which could negatively affect its ability to retain existing customers or gain new business. The cancellation of long-term contracts due to service disruptions is an exception to the generally non-cancelable nature of its contracts and such cancellation would reduce the revenue backlog previously described in this report. See “—The failure to adequately anticipate HNS’ need for satellite capacity or HNS’ inability to obtain satellite capacity could harm HNS’ results of operations.”

The failure to adequately anticipate HNS’ need for satellite capacity or HNS’ inability to obtain satellite capacity could harm HNS’ results of operations.

HNS has made substantial contractual commitments for satellite capacity based on its existing customer contracts and backlog as well as anticipated future business. If future demand does not meet HNS’ expectations, HNS will be committed to maintain excess satellite capacity for which HNS will have no or insufficient revenues to cover its costs, having a negative impact on its margins and results of operations. HNS’ transponder leases are generally for three to five years, and different leases cover satellites with coverage of different areas or other different features, so HNS cannot quickly or easily adjust its capacity to changes in demand. If HNS only purchases satellite capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may be unavailable to HNS and it may not be able to satisfy certain needs of its customers, resulting in a loss of possible new business. At present, until launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for HNS’ capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the capacity available to HNS. If HNS is not able to renew its capacity leases, if its needs for capacity increase prior to new capacity becoming available or if capacity is unavailable due to any problems of the FSS providers, HNS’ business and results of operation would suffer.

HNS’ networks and those of its third-party service providers may be vulnerable to security risks.

HNS expects the secure transmission of confidential information over public networks to continue to be a critical element of its operations. HNS’ networks and those of its third-party service providers and its customers may be vulnerable to unauthorized access, computer viruses, and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in HNS’ operations, any of which could have a material adverse effect on HNS’ business, financial condition and operating results. HNS may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, HNS’ customer contracts, in general, do not contain provisions which would protect it against liability to third parties with whom its customers conduct business. Although HNS intends to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on HNS’ business, financial condition and operating results.

HNS faces new risks associated with its SPACEWAY satellite.

HNS currently plans to launch its SPACEWAY satellite in early 2007 and introduce service later in 2007. In addition to the competitive risks for the satellite network services mentioned above, if HNS is unable to successfully launch and implement its SPACEWAY satellite as a result of any of the following risks, HNS will be unable to realize the anticipated benefits from its SPACEWAY satellite and its business and financial condition and results of operations will be adversely affected:

•	Cost and schedule risks. The cost of completing HNS’ SPACEWAY satellite may be more than anticipated and there may be delays in completing the satellite within the expected timeframe. In connection with the completion, launch and launch insurance of HNS’ SPACEWAY satellite, it may be required to spend an amount of cash in excess of the approximately $121.7 million which HNS has budgeted for such purpose as of December 31, 2005. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities, and delays in obtaining regulatory approvals. A significant delay in the delivery of HNS’ SPACEWAY satellite could materially adversely affect the marketing plan for service enabled by the satellite and would adversely affect HNS’ anticipated revenues and cash flows. If the remaining SPACEWAY construction schedule is not met, there may be even further delays because there can be no assurance that a launch opportunity will be available at the time the satellite is ready to be launched and HNS may not be able to obtain or maintain regulatory authority or ITU priority necessary to implement SPACEWAY as proposed.

•	Business plan. HNS’ SPACEWAY business plan may be unsuccessful and HNS may not be able to achieve the cost savings that it expects from the SPACEWAY satellite. A failure to attract the planned customers in a sufficient number would result in HNS’ inability to realize the cost savings that it expects to achieve from the anticipated lower costs of bandwidth associated with the capacity of SPACEWAY. In addition, HNS will incur startup losses associated with the launch and operation of SPACEWAY until it acquires a sufficient number of customers.

•

ITU priority for orbital location. The United Kingdom Office of Communications, or Ofcom, has filed at the ITU for several orbital locations, including 95.0° W.L., on HNS’ behalf and, the FCC has filed at the ITU for the 95.0° W.L. orbital location on our behalf. In addition, the Australian Communications and Media Authority, or ACMA, has filed at the ITU for the 95.0° W.L. orbital location on behalf of both Kagoe Communications Pty Ltd, or Kagoe, an Australian company, and Miraxis License Holdings LLC, or MLH, a U.S. company. Certain principals of Apollo, our controlling investor, have a controlling investment in MLH. In addition, Mr. Jeffrey Leddy, a director of our company, is a director and the general manager of MLH and Mr. Andrew Africk, a director of our company, is a director of MLH. The ITU filings made on HNS’ behalf by Ofcom give it high ITU priority rights to use the 95.0° W.L. orbital location and the ITU filings made on our behalf by the FCC give us lower ITU priority rights to use that same orbital location. The ITU filing made on behalf of Kagoe and MLH by ACMA gives Kagoe and MLH joint ITU priority rights to use the 95.0° W.L. orbital location, which rights have higher priority than the ITU priority rights filed by Ofcom and the FCC. Kagoe and MLH will lose these joint ITU priority rights after January 31, 2008 unless, prior to this date, Kagoe and MLH have brought some or all of the frequencies identified in the ITU filing into use at this orbital location. HNS believes that it can reach a satisfactory business arrangement with Kagoe and MLH, which would include financial compensation, to operate SPACEWAY as planned at 95.0° W.L. There can be no assurance that such an agreement can be reached or that ACMA would consent to such an arrangement.

•	ITU coordination risk. HNS’ SPACEWAY spacecraft operations will also be subject to the frequency registration process of the ITU. A number of licensing administrations have ITU priority over the ITU filings that HNS may use for SPACEWAY by virtue of their having made earlier ITU submissions for networks that could experience interference from the operation of the SPACEWAY satellite. Coordination meetings have commenced relating to the ITU filings at 95.0° W.L. made by Australia, the United Kingdom, and the United States. The ITU filings that HNS may use for SPACEWAY have not yet been fully coordinated with other ITU filings. ITU coordination activities may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location or otherwise modify planned or existing operations in order to protect systems with higher priority from interference. Any modifications HNS makes in the course of coordination, or any inability to successfully coordinate, could significantly limit the services that could be provided over the SPACEWAY satellite, which would materially adversely affect HNS’ ability to generate revenue.

•	FCC milestone risk. We currently hold a license issued by the FCC to operate a Ka-band geostationary satellite at 95.0° W.L. However, our current FCC license does not reflect the design of the SPACEWAY satellite. On March 6, 2006, we filed with the FCC an application to amend the pending modification to our FCC license to reflect the SPACEWAY design. The FCC has granted similar applications in the past. Our ability to maintain our FCC license is dependent upon its satisfaction of certain construction milestone requirements imposed by the FCC on satellite licensees, the next of which must be satisfied by April 19, 2006. We expect to request the FCC to treat the SPACEWAY satellite as the relevant spacecraft for purposes of satisfying these milestones and will certify to the FCC that the SPACEWAY satellite has completed the first three of four FCC milestones. If the FCC determines that the SPACEWAY satellite does not serve as the relevant satellite or does not conclude that the progress on the SPACEWAY satellite satisfies our April 19, 2006 milestone, or if we are unable to obtain an extension of the April 19, 2006 milestone date if needed, the FCC may declare our satellite license null and void. We cannot predict with certainty how the FCC will act on our amendment, if it will grant this application prior to the April 19, 2006 milestone requirement, or if it will grant an extension of that milestone requirement, if needed.

•

Regulatory license risk. The SPACEWAY satellite is primarily intended to provide services to North America. HNS’ SPACEWAY spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing HNS uses to launch and operate the SPACEWAY satellite, and HNS will have to satisfy the licensing conditions imposed by the administration whose ITU filings HNS uses. As described above, there are several ITU filings for orbital locations which may be used for the SPACEWAY satellite. The current FCC license grants us the right to launch and operate a Ka-band geostationary satellite at 95.0° W.L. If HNS uses the ITU filing made by the FCC on our behalf, HNS will be required to reach an operational agreement with us, or to obtain FCC approval to transfer the FCC license from us to HNS. If HNS uses an ITU filing made by Australia or the United Kingdom, in addition to seeking consent from Australia or a license from the United Kingdom, HNS will be required to seek additional FCC approvals to serve the United States with a foreign-licensed satellite, which approvals may not be obtained or may not be granted in a timely manner. In addition, the regulatory agencies of nations other than the United States that HNS may seek to serve from the 95.0° W.L. orbital location must also authorize the use of the SPACEWAY satellite, services and/or frequencies in their jurisdictions, and HNS has not yet applied for or received any such authority.

•	Launch risks. There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 30 months, and obtain other launch opportunities. Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the SPACEWAY satellite, which further limits the launch opportunities for HNS’ SPACEWAY satellite. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 5% but may be higher.

•	In-orbit risks. HNS’ SPACEWAY satellite will be subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described above under “—Satellite failures or degradations in satellite performance could affect HNS’ business, financial condition and results of operations” will apply to HNS’ SPACEWAY satellite. To the extent there is an anomaly or other in-orbit failure with respect to HNS’ SPACEWAY satellite, HNS will not have a replacement satellite or backup transponder capacity and would have to identify and lease alternative satellite capacity that may not be available on economic terms or at all. Additionally, HNS could be required to repoint the antennas of its customers, which could require new or modified licenses from regulatory authorities.

•	Insurance risks. HNS intends to seek launch and in-orbit insurance for its SPACEWAY satellite, but it may not be able to obtain insurance on reasonable economic terms or at all. If HNS is able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching HNS’ SPACEWAY satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites, including Ka band satellites, or on SPACEWAY, may materially adversely affect HNS’ ability to insure SPACEWAY at commercially reasonable premiums, if at all.

•	Novel design. HNS’ SPACEWAY satellite employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, HNS may not be able to offer the functionality or throughput of transmission service that HNS expects for SPACEWAY.

HNS’ separation from DIRECTV has required it to incur additional costs to operate as a stand-alone entity and HNS faces risks associated with the separation.

Following the April 2005 Acquisition, HNS began providing for certain services as a stand-alone company that previously were provided, at least in part, by DIRECTV, including its own tax advisory services, treasury/cash management operations, risk management, audit, employee benefits and business insurance. In addition, as our principal subsidiary, HNS must implement financial and disclosure control procedures and corporate governance practices that enable us to comply with the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission, or SEC rules. For example, HNS will need to further develop accounting and financial capabilities, including the establishment of an internal audit function and development of documentation related to internal control policies and procedures. Failure to quickly establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal control and financial reporting. Further, the actual costs of providing these services could exceed HNS’ expectations, which could have an adverse effect on HNS’ financial condition and results of operations.

DIRECTV may compete with HNS in certain sectors and subject to certain conditions and, after April 22, 2006, will retain one of HNS’ marketing brand names.

While HNS has entered into a non-competition agreement with DIRECTV, DIRECTV has retained the right to compete with HNS in selling data services to consumers at all times and may compete with HNS in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using its two SPACEWAY satellites for data service offerings that would directly compete with HNS, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites do not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with HNS’ business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with HNS after the non-competition agreement expires on April 22, 2010.

In addition, the rights to the DIRECWAY® brand name and any related trademark rights are being retained by DIRECTV. HNS has agreed to stop using the DIRECWAY® brand name and related trademark rights by April 22, 2006. As a result, HNS has developed a new brand name, HUGHESNET™, for its current VSAT products which will generate additional sales and marketing and general and administrative costs which HNS does not expect to be material. HNS’ new HUGHESNET™ brand name may lead to lessened customer identification of its products. HNS cannot determine what effect, if any, that its new HUGHESNET™ brand name will have on its sales and marketing efforts.

HNS may face difficulties in obtaining regulatory approvals for its provision of telecommunications services, and HNS may face changes in regulation, each of which could adversely affect its operations.

In a number of countries where HNS operates, the provision of telecommunications services is highly regulated. In such countries, HNS is required to obtain approvals from national and local authorities in connection with most of the services that HNS provides. In many jurisdictions, HNS must maintain such approvals through compliance with license conditions or payment of annual regulatory fees. As a provider of communications services in the United States, HNS is subject to the regulatory authority of the United States, primarily the Federal Communications Commission, or the FCC. HNS is subject to the export control laws, sanctions and regulations of the United States with respect to the export of equipment and services. Certain aspects of HNS’ business is subject to state and local regulation. As a provider of communications services in the European Union, HNS benefit from a liberalized and less-regulated environment. Nevertheless, HNS is still subject to registration and in some instances the payment of annual fees and/or the filing of annual status reports. In most instances, HNS is subject to regulation by the national communications regulatory authorities of other countries in which HNS, and under certain circumstances its distributors, provide service.

While the governmental authorizations for HNS’ current business generally have not been difficult to obtain in a timely manner, the need to obtain particular authorizations in the future may delay HNS’ provision of current and new services. Moreover, the imposition by a governmental entity of conditions on HNS’ authorizations, or the failure to obtain authorizations necessary to launch and operate satellites or provide satellite service, could have a material adverse effect on HNS’ ability to generate revenue and conduct its business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

Future changes to the regulations under which HNS operates could make it difficult for HNS to obtain or maintain authorizations, increase its costs or make it easier or less expensive for its competitors to compete with it. See Item 1. “Business—Government Regulation.”

HNS’ international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect its operations.

HNS must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to HNS include the Arms Export Control Act, the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations and the trade sanctions laws and regulations administered by the Office of Foreign Assets Control of the United States Department of the Treasury, or OFAC. The export of satellite hardware, services and technical information with military or dual-use applications to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security, or the Bureau, under the Export Administration Regulations. In addition, HNS is subject to the Foreign Corrupt Practices Act, or FCPA, that, generally, bars bribes or unreasonable gifts to foreign governments or officials.

Following a June 2004 voluntary disclosure by DIRECTV and DTV Networks, DIRECTV and DTV Networks entered into a consent agreement, which applies to HNS, with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR. This consent agreement addresses exports of equipment and technology related to the VSAT business primarily to China but also to several other countries. As part of this agreement, DIRECTV paid a $4.0 million fine and one of HNS’ subsidiaries was debarred from conducting certain international business. HNS is now eligible to seek reinstatement and intends to do so in the near future. Also as part of the same consent agreement, a civil penalty of $1.0 million was assessed against HNS, which HNS is required to use for enhancing compliance measures to avoid future infractions. This amount will be applied by HNS to its compliance program over a three-year period. As a result of the voluntary disclosure and consent agreement, HNS is currently unable to perform its obligations under certain contracts in China and Korea addressed by the consent agreement and, if ultimately unable to perform, HNS may be liable for certain damages of up to approximately $5.0 million as a result of its non-performance. With respect to one such contract, HNS received notice in November 2005 that one of its customers in China filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration was stayed pending non-binding mediation. The non-binding mediation was completed in March 2006 and did not resolve the dispute. As a result, the arbitration is expected to resume. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, arising out of separate violations of ITAR.

Further violations of laws or regulations may result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of HNS’ international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect HNS’ business, financial condition and results of operations.

In 2002, the Department of Revenue Intelligence, or DRI, in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd., or HTIL, relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd., TTML, after the Tata Group purchased HNS’ equity interest in December 2003, is the principal party of interest in this action. HNS, together with the other named suppliers, are potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. Currently, the parties have filed replies to the DRI’s allegations and are engaged in a series of hearings to resolve the matter before a forum known as the Settlement Commission.

HNS’ future success depends on its ability to retain its key employees.

HNS is dependent on the services of its senior management team to remain competitive in its industry. The loss of one or more members of its senior management team could have an adverse effect on it until qualified replacements are found. We cannot assure you that these individuals could quickly be replaced with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in HNS’ industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy continues to improve. HNS may not be able to retain its existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market its products. HNS does not maintain key man life insurance on any of these individuals.

HNS’ lengthy sales cycles could harm its results of operations if these sales are delayed or do not occur.

The length of time between the date of initial contact with a potential customer and the execution of a contract with the potential customer may be up to two years, particularly for complex procurements of HNS’ VSAT systems. During any given sales cycle, HNS may expend resources in advance of the expected revenue from these contracts, resulting in an adverse effect on its operating results if the sale does not occur and the opportunity cost of having foregone alternative business prospects.

Because HNS depends on being awarded large-scale contracts in competitive bidding processes, losing a modest number of bids could have a significant adverse effect on its operating results.

In 2005, substantially all of HNS’ sales revenue in its network equipment and services business was derived from large-scale VSAT network contracts that were awarded to HNS following competitive bidding. These large-scale contracts can involve the installation of over 10,000 VSATs. The number of major procurements for VSAT-based networks in any given year is limited and the competition is intense. Losing a modest number of such bids each year could have a significant adverse effect on HNS’ operating results. In addition, HNS’ period to period results may fluctuate in any given year based on the timing of these large scale contracts.

HNS has reported losses for three of the last four years and may incur losses in the future.

For the three years ended December 31, 2002, 2003 and 2004, HNS generated net losses of $208.1 million, $157.0 million and $1,433.5 million, respectively. For the year ended December 31, 2005, HNS had net income of $24.0 million. Although HNS’ revenues have grown in recent years, HNS may be unable to sustain such growth rates in light of changed market or economic conditions. In addition, any inability on HNS’ part to control costs could cause its business, financial condition and results of operations to suffer.

HNS’ foreign operations expose it to risks and restrictions not present in its domestic operations.

HNS’ operations outside the United States accounted for 32.1% of its revenue for the year ended December 31, 2005, and we expect its foreign operations to continue to represent a significant portion of its business. HNS has operations in Brazil, China, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations, and over the last 15 years HNS has sold products in over 100 countries. Foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•	Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation. HNS may not be permitted to own its operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict HNS’ repatriation of earnings to the United States from its subsidiaries and joint venture entities. HNS may also be limited in its ability to distribute or access our assets by the governing documents pertaining to such entities. In such event, HNS will not have access to the cash flow and assets of HNS’ joint ventures.

•

Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare. HNS’ international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local political, or intellectual property law may hold HNS responsible for the data that is transmitted over its network by its clients. Also, other nations have more stringent employee welfare laws that guarantee perquisites that HNS must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties. See “Legal Proceedings.”

•	HNS faces significant competition in its international markets. Outside North America, HNS has traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil, India and China and focused only on hardware sales in other regions. In Europe, HNS faces intense competition which is not expected to abate in the near future.

•	Changes in exchange rates between foreign currencies and the United States dollar. HNS conducts its business and incurs costs in the local currency of a number of the countries in which it operates. Accordingly, HNS’ results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in HNS’ financial statements. Because HNS’ foreign subsidiaries and joint ventures operate in foreign currencies, fluctuations in currency exchange rates have affected, and may in the future affect, the value of profits earned on international sales. In addition, HNS operates its business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Argentina and Indonesia in recent years.

•	Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war. As HNS conducts operations throughout the world, HNS could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect HNS’ sales in the affected region or country or lead to damage to, or expropriation of, its property or danger to its personnel.

•	Competition with large or state-owned enterprises and/or regulations that effectively limit HNS’ operations and favor local competitors. Many of the countries in which HNS conducts business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider. HNS faces competition from these favored and entrenched companies in countries that have not deregulated. The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of HNS’ business in these regions.

•	Customer credit risks. Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in the foreign countries in which HNS operates.

HNS is dependent upon suppliers of components, manufacturing outsourcing, installation and customer service, and its results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

HNS is dependent upon third-party services and products provided to it, including the following:

•	Components. A limited number of suppliers manufacture some of the key components required to build HNS’ VSATs. HNS cannot assure you of the continuous availability of key components and its ability to forecast its component requirements sufficiently in advance, which may have a detrimental effect on supply. If HNS was required to change certain suppliers for any reason, HNS would experience a delay in manufacturing its products if another supplier was not able to meet its requirements on a timely basis. In addition, if HNS is unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, HNS may be unable to produce its products at competitive prices and HNS may be unable to satisfy demand from its customers.

•	Manufacturing outsourcing. While HNS develops and manufactures prototypes for its products, HNS uses contract manufacturers to produce a significant portion of its hardware. If these contract manufacturers fail to provide products that meet its specifications in a timely manner, then HNS’ customer relationships may be harmed.

•	Installation and customer support. Each of HNS’ North American and international operations utilize a network of third-party installers to deploy its hardware. In addition, a portion of HNS’ customer support and management is provided by offshore call centers. Since HNS provides customized services for its customers that are essential to their operations, a decline in levels of service or attention to the needs of its customers or the occurrence of negligent and careless acts will adversely affect HNS’ reputation, renewal rates and ability to win new business.

HNS’ failure to develop, obtain or protect its intellectual property rights could adversely affect its future performance and growth.

HNS’ success depends on its ability to develop and protect its proprietary rights to the technologies and inventions used in its services and products, including proprietary VSAT technology and related services and products. HNS relies on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect certain aspects of its business. HNS has registered trademarks and patents and has pending trademark and patent applications in the United States and a number of foreign countries. However, HNS’ patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to HNS. In addition, in some instances HNS may not have registered important patent and trademark rights in these and other countries. If HNS fails to timely file a patent application in any such country, HNS may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow HNS to enforce its proprietary rights to the same extent as do the laws of the United States. As such, HNS’ intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Accordingly, HNS might not be able to protect its proprietary products and technologies against unauthorized third-party copying or use, which could negatively affect HNS’ competitive position. HNS may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for its business.

Furthermore, HNS’ intellectual property may prove inadequate to protect its proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Competitors may be able to freely make use of HNS’ patented technology after its patents expire or may challenge the validity, enforceability or scope of its patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to HNS’ technology. Further, HNS cannot assure you that competitors will not infringe its patents. In addition, it may be possible for third parties to reverse-engineer, otherwise obtain, copy, and use information that HNS regards as proprietary. If HNS is unable to protect its services and products through the enforcement of intellectual property rights, HNS’ ability to compete based on its current market advantages may be harmed.

HNS also relies on unpatented proprietary technology. To protect HNS’ trade secrets and other proprietary information, HNS requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. HNS cannot assure you that these agreements will provide meaningful protection for its trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If HNS fails to prevent substantial unauthorized access to its trade secrets, HNS risks the loss of those intellectual property rights and whatever competitive advantage they provide it.

Claims that HNS’ services and products infringe the intellectual property rights of others could increase its costs and reduce its sales, which would adversely affect its revenue.

HNS has in the past received, and may in the future receive, communications from third parties claiming that it or its products infringe upon the intellectual property rights of others. HNS has also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that its services or products infringe upon the intellectual property rights of third parties. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Litigation may also be necessary to enforce HNS’ intellectual property rights or to defend against claims that its intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on HNS’ business, financial condition and results of operations. HNS expects to be increasingly subject to such claims as the number of products and competitors in its industry grows.

Many entities, including some of HNS’ competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that HNS currently offers or may offer in the future. In general, if a court determines that one or more of HNS’ services or products infringes on valid and enforceable intellectual property owned by others, HNS may be liable for money damages and may be required to cease developing or marketing those services and products, unless HNS obtains licenses from the owners of the intellectual property or redesigns those services and products in such a way as to avoid infringing on those intellectual property rights. If a third-party holds intellectual property rights, it may not allow HNS to use its intellectual property at any price, or on terms acceptable to HNS, which could materially adversely affect HNS’ competitive position.

HNS may not be aware of all intellectual property rights that its services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. HNS cannot estimate the extent to which it may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on HNS’ earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that HNS is required to pay royalties to third parties to whom it is not currently making payments, these increased costs of doing business could materially adversely affect its operating results. In addition, under some of HNS’ agreements with customers, HNS is not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, HNS has agreed not to provide similar services to such customers’ competitors. Further, HNS’ service agreements with its customers generally provide that it will defend and indemnify them for claims against them relating to HNS’ alleged infringement of third-party intellectual property rights with respect to services and products HNS provides. Third-parties may assert infringement claims against its customers. These claims may require HNS to initiate or defend protracted and costly litigation on behalf of its customers, regardless of the merits of these claims. If any of these claims succeed, HNS may be forced to pay damages on behalf of its customers or may be required to obtain licenses for the products they use. If HNS cannot obtain all necessary licenses on commercially reasonably terms, HNS’ customers may be forced to stop using its products.

In addition, HNS’ patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that its patents, trademarks and other rights afford it. If HNS loses the use of a product name or brand name, its efforts spent building that brand may be lost, and HNS will have to rebuild a brand for that product, which HNS may or may not be able to do, and which would cause it to incur new costs in connection with building such brand name. If HNS is involved in a patent infringement suit, even if it prevails, there is no assurance that third-parties will not be able to design around its patents, which could harm its competitive position.

If HNS is unable to license technology from third parties on satisfactory terms, its development costs could increase and HNS may not be able to deploy its services and products in a timely manner.

HNS depends, in part, on technology that it licenses from third parties on a non-exclusive basis and integrates into its products and service offerings. Licenses for third-party technology that HNS uses in its current products may be terminated or not renewed, and HNS may be unable to license third-party technology necessary for such products in the future. Furthermore, HNS may be unable to renegotiate acceptable third-party license terms to reflect changes in its pricing models. Changes to or the loss of a third-party license could lead to an increase in the costs of licensing or inoperability of products or network services. In addition, technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of HNS’ products or services. As a result of any such changes or loss, HNS may need to incur additional development costs to ensure continued performance of its products or suffer delays until replacement technology, if available, can be obtained and integrated.

If HNS’ products contain defects, HNS could be subject to significant costs to correct such defects and its product and network service contracts could be delayed or cancelled, which could expose HNS to significant liability and significantly reduce its revenues.

HNS’ products and the networks it deploys are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and its quality control procedures. In addition, many of HNS’ product and network services are designed to interface with its customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. HNS’ products and services must interoperate with the other products and services within its customers’ networks as well as with future products and services that might be added to these networks to meet its customers’ requirements. The occurrence of any defects, errors or failures in its products or network services could result in incurrence of significant costs to correct such defects, cancellation of orders, a reduction in revenue backlog, product returns, diversion of HNS’ resources, legal actions by its customers or its customers’ end users, including for damages caused by a defective product, the issuance of credits to customers and other losses to HNS or to its customers or end users. If HNS’ products and network services do not perform their intended function, customer installations could be delayed or orders for its products and services could be cancelled, which could significantly reduce HNS’ revenues. Any of these occurrences could also result in the loss of or delay in market acceptance of HNS’ products and services and loss of sales, which would harm its reputation and its business and adversely affect HNS’ revenues and profitability. In addition, HNS’ insurance would not cover the cost of correcting significant errors, defects, design errors or security problems.

Risks Related to HNS’ Indebtedness

HNS’ high level of indebtedness could adversely affect our ability to raise additional capital to fund HNS’ operations and could limit our ability to react to changes in the economy or HNS’ industry.

On April 13, 2006, HNS completed an offering, or the Notes Offering, of $450.0 million of 9 1/2% senior notes due 2014, or Senior Notes. HNS is significantly leveraged and its total indebtedness on a pro forma basis would have been approximately $503.3 million as of December 31, 2005 after giving effect to the completed Notes Offering, the application of the net proceeds therefrom, and the January 2006 Acquisition. For a discussion of HNS’ completed Notes Offering see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—(b) Hughes Network Systems LLC—Future Liquidity Requirements.”

HNS’ substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of HNS’ cash flows from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes, including its operations, capital expenditures, investments in new technologies and future business opportunities;

•	the debt service requirements of HNS’ indebtedness could make it more difficult for it to satisfy its financial obligations;

•	it may limit our ability to adjust to changing market conditions and place HNS and us at a competitive disadvantage compared to its and our competitors that have less debt or more financial resources; and

•	We may be vulnerable in a downturn in general economic conditions or in HNS’ business, or we may be unable to carry out capital spending that is important to our growth.

Covenants in HNS’ debt agreements will restrict HNS’ and our business in many ways.

HNS’ debt agreements contain various covenants that limit HNS’ ability and/or certain of its subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	incur liens;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from its subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

HNS’ credit facilities contain, among other things, the restrictive covenants described above. A breach of any of these covenants could result in a default under HNS’ credit facilities. Upon the occurrence of an event of default under HNS’ credit facilities, the lenders could elect to declare all amounts outstanding under its credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If HNS were unable to repay those amounts, the lenders under its credit facilities could proceed against the collateral that secures that indebtedness. HNS has pledged a significant portion of its assets as collateral under the credit facilities. In addition, we have pledged all of our membership interests of HNS as collateral under HNS’ credit facilities. If the lenders under HNS’ revolving credit facility accelerate the repayment of borrowings, no assurance can be given that HNS will have sufficient assets to repay its credit facilities and other indebtedness.

We are a holding company and the inability of our subsidiaries to pay distributions or dividends or transfer funds or other assets to us would harm our ability to pay future dividends.

We are a holding company. Our principal assets are membership interests of HNS and cash. Although we do not currently intend to pay dividends on our shares of common stock for the foreseeable future (see “Risks Relating to our Common Stock Generally—”We do not intend to pay dividends on shares of our common stock in the foreseeable future”), in the event that we wished to pay dividends, we would be primarily reliant on distributions or dividends from our subsidiaries to pay such dividends. The ability of HNS to pay us distributions or transfer funds or other assets is subject to the terms of HNS’ debt agreements which contain covenants which, among other things, limit the ability of HNS and certain of its subsidiaries to pay dividends or distributions or redeem or repurchase capital stock. Such limitations could harm our ability to pay future dividends, if any.

Risks Related to the Distribution and Separation from SkyTerra

Our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

The historical financial information of Hughes Communications included herein does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily a result of the fact that our historical financial information does not reflect the results of HNS, our principal subsidiary, which is accounted for since the April 2005 Acquisition using the equity method. For a description of the basis of presentation of our historical consolidated financial information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—(a) Hughes Communications, Inc.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—(b) Hughes Networks Systems, LLC” and our and HNS’ financial statements included elsewhere in this report.

We may incur significant liability to SkyTerra pursuant to the indemnification provisions of the separation agreement.

The separation agreement provides that we will indemnify SkyTerra and its affiliates against potential losses based on, arising out of or resulting from:

•	the ownership or the operation of the assets or properties transferred to us under the separation agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, us, whether in the past or future;

•	any other activities we engage in;

•	any guaranty or keepwell of or by SkyTerra provided to any parties with respect to any of our actual or contingent obligations;

•	certain claims for violations of federal securities laws that could arise out of or relate to the business of SkyTerra, provided that any claims based on this indemnity are initiated prior to one year following a change of control of SkyTerra and that we are not indemnifying SkyTerra in respect of matters in respect of which it has expressly indemnified us or for violations which result from information provided to SkyTerra by the MSV Joint Venture or TerreStar;

•	any breach by us of the separation agreement or any other agreement between us and SkyTerra;

•	any failure by us to honor any of the liabilities assumed by us under the separation agreement; or

•	other matters described in the separation agreement.

The transitional and separation arrangements with SkyTerra are not the result of arm’s-length negotiations.

We currently have contractual arrangements which require SkyTerra to provide transitional services and shared arrangements to us and under which we agree to indemnify SkyTerra, and SkyTerra agrees to indemnify us, for specified matters in the context of the separation resulting from the Distribution. These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the Distribution. Accordingly, the terms of these agreements may be less advantageous to, or more burdensome on, us than the terms which would have resulted had the negotiations been arm’s-length.

Risks Relating to Our Common Stock Generally

There may be a limited public market for our common stock, our stock price may experience volatility and our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and could negatively affect the value of our common stock.

An active trading market for our common stock may not develop or be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts, if any, and economic and other external factors may have a significant effect on the market price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock. Further, price quotations for our common stock are available on the OTC Bulletin Board. Generally, quotation on the OTC Bulletin Board will render our common stock less liquid than stocks listed on national securities exchanges. This lack of liquidity may adversely affect our ability to raise capital through future equity financing.

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of HNS and the broadband satellite industry;

•	increased competition in the broadband satellite industry;

•	competition in the VSAT business; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of April 12, 2006, 18,734,954 shares of our common stock were outstanding. All such shares are freely tradable without restriction under the Securities Act except for any such shares held at any time by any of our “affiliates,” as such term is defined under Rule 144 promulgated under the Securities Act. In connection with the Distribution, certain holders of stock options to purchase shares of SkyTerra’s common stock received stock options to purchase our common stock under the 2006 Equity and Incentive Plan. See Item 11. “Executive Compensation Director and Executive Compensation—2006 Equity and Incentive Plan.” In addition, we expect to terminate the HNS bonus unit plan and issue shares of restricted common stock or options to purchase shares of our common stock under the 2006 Equity and Incentive Plan, in lieu of the existing bonus units. The exercise price of such options will be the closing price of our common stock on the date of grant. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued or reserved for issuance under our 2006 Equity and Incentive Plan. Accordingly, shares of common stock registered under any such registration statement and issued upon exercise of such stock options will be available for sale in the open market, unless such shares of common stock are subject to vesting restrictions.

We may have to issue additional shares of our common stock to satisfy the Class B membership interests of HNS, which on January 1, 2007, the one year anniversary of the January 2006 Acquisition, may be exchanged for our common stock, subject to our Board’s authorization, with the number of shares of our common stock to be issued upon such exchange based upon the fair market value of such vested Class B membership interest divided by the value of our common stock at the time of such exchange.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting HNS and our other businesses in revenue-generating activities to compliance activities, which could harm our business prospects.

Apollo beneficially owns a majority of our voting stock.

As of April 12, 2006 Apollo owned in the aggregate 12,408,610 shares, or 66.2%, of our outstanding common stock. Therefore, Apollo has control over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. In addition, the level of Apollo’s ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876.

HNS’ properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Mexico, Europe, Asia and Africa.

Location	Owned/Leased	Square footage	Function
Germantown, Maryland	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	66,500	Engineering, office space
Gaithersburg, Maryland	Leased	52,000	Warehouse
Darmstadt, Germany	Leased	30,900	Corporate headquarters (Europe), shared hub, operations
Milton Keynes, England	Leased	18,000	Back office support (Europe)
Southfield, Michigan	Leased	15,000	Shared hub
San Diego, California	Leased	13,800	Engineering, sales
Las Vegas, Nevada	Leased	10,000	Shared hub, backup NOCC Spaceway
Shanghai, PRC	Leased	8,200	Repair, sales, marketing
Sao Paulo, Brazil	Leased	3,459	Sales, marketing, operations
Rome, Italy	Leased	2,700	Sales, marketing

Location	Owned/Leased	Square footage	Function
Chicago, Illinois	Leased	2,600	Sales, marketing
Beijing, China	Leased	2,100	Sales, marketing, operations
Delhi, India	Leased	2,000	Office
Jakarta, Indonesia	Leased	1,182	Sales, marketing, operations
Moscow, Russia	Leased	1,081	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	312	Sales, marketing, operations
Irving, Texas	Leased	280	Sales
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales
Rio de Janeiro, Brazil	Leased	80	Sales

HNS performs network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings.

SkyTerra and one of our subsidiaries (along with the Engelhard Corporation) were parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., a former name of SkyTerra, and the Engelhard/ICC (“E/ICC”) joint venture arising from the desiccant air conditioning business that SkyTerra sold in 1998. The claimant sought $8.5 million for (a) its alleged out of pocket losses in investing in certain of E/ICC’s technology, (b) unjust enrichment resulting from the reorganization of E/ICC in 1998, and (c) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. On December 30, 2005, the parties to the arbitration executed a definitive binding settlement agreement. Pursuant to the settlement agreement, SkyTerra’s codefendant in the arbitration, the Engelhard Corporation, agreed to pay the claimant $0.7 million. In return, Engelhard and SkyTerra exchanged general releases with the claimants, settling the arbitration. In connection with the settlement, SkyTerra and Engelhard exchanged general releases, and SkyTerra reimbursed Engelhard for $0.2 million of the settlement payment.

In 2002, DRI in India initiated an action against a former affiliate and customer of HNS, HTIL relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed TTML after the Tata Group purchased HNS’ equity interest in December 2003, is the principal party of interest in this action. HNS, together with the other named suppliers, are potentially liable for penalties in an amount of up to five times the underpayment of duty if such parties are found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. Currently, the parties have filed replies to the DRI’s allegations and expect that the matter will be resolved in a forum known as the Settlement Commission.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR. This consent agreement addresses exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of HNS subsidiaries was debarred from conducting certain international business. HNS is now eligible to seek reinstatement of such subsidiary and intends to do so in the near future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and consent agreement HNS is currently unable to perform its obligations under certain contracts in China and South Korea addressed by the consent agreement. If ultimately unable to perform, HNS may be liable for certain damages of up to approximately $5.0 million as a result of its non-performance. With respect to one such contract, HNS received notice in November 2005 that one of its customers in China filed a demand for arbitration with the International

Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration was stayed pending non-binding mediation. The non-binding mediation was completed in March, 2006 and did not resolve the dispute. As a result, the arbitration is expected to resume.

In addition, HNS is involved in periodic litigation in the ordinary course of its business alleging intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, employment related claims and worker’s compensation claims. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of HNS’ business and the ownership of its properties, that, if adversely determined, would have a material adverse effect on its business, financial condition, results of operations or liquidity. However, we cannot assure you that future litigation will not adversely affect our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) (i) For the fiscal year ended December 31, 2005, our common stock was not traded on any public trading market. In 2006, our shares of common stock began to be traded on the OTC Bulletin Board under the symbol “HGCM”.

(ii) As of April 17, 2006, we had approximately 300 shareholders of record of our common stock.

(iii) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. We do not anticipate or intend on paying cash dividends for the foreseeable future. Any determination to pay dividends will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant. In addition, HNS’ debt agreements limit HNS’ ability to pay dividends or transfer funds or other assets to us, thereby limiting our ability to pay dividends. We may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

(iv) We did not have any equity compensation plans as of December 31, 2005.

(v) On June 23, 2005, we issued 100 shares of common stock to SkyTerra, in connection with the organization of our company, for aggregate consideration of $1.00. In connection with an internal reorganization whereby Rare Medium, LLC became a wholly-owned subsidiary of our company, on September 9, 2005, the outstanding shares of our common stock were cancelled and one share of our common stock was issued to SkyTerra. The foregoing transactions were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) of the Securities Act for transactions not involving a public offering.

(b) The effective date of our first registration statement (file number 333-130136) under the Securities Act was February 10, 2006. This registration statement registered the distribution by our former parent, SkyTerra, to holders of shares of its common stock, non-voting common stock, preferred stock and Series 1-A and 2-A warrants of all of our outstanding shares of common stock in a spin-off transaction. We did not receive any proceeds in connection with the distribution. This registration statement also registered the shares of common stock issued pursuant to our rights offering. The proceeds of the rights offering were used to repay the $100.0 million loan plus accrued but unpaid interest provided by Apollo to fund the January 2006 Acquisition. The portion of the loan, $68.4 million, necessary to purchase all of the shares allocated to Apollo was automatically converted into common stock in the rights offering based on the rights offering subscription price. The principal amount of the loan that was not converted in the rights offering, $31.6 million, was repaid in cash from proceeds from the rights offering. Accrued interest in the amount of $1.7 million was paid by us from available cash. As of April 12, 2006 Apollo owned 66.2% of the outstanding common stock of the Company.

(c) Not applicable.

Item 6.	Selected Financial Data.

The following tables set forth our selected historical consolidated financial data. Our consolidated statement of operations data for the three years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 set forth below are derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 set forth below are derived from the unaudited consolidated financial statements of the Company not included in this report for the businesses transferred by SkyTerra, including allocations of income, expenses, assets and liabilities that were included in the audited financial statement of SkyTerra but related to the businesses transferred to us or net assets that were not retained by SkyTerra following the Distribution.

Notwithstanding the legal form of the Distribution, the Distribution will be accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs,” or EITF 02-11. Accordingly, we will be considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constitute a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries.

In accordance with SFAS No. 141, “Business Combinations” for transactions between entities under common control, the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, in accordance with SFAS 141, the financial statements and financial information presented for prior years have been restated to furnish comparative information. Accordingly, the results presented in this report for Hughes Communications, including the accompanying financial statements of Hughes Communications, reflect the results of the businesses transferred by SkyTerra as of December 31, 2005, including allocations of income, expenses, assets and liabilities that were included in the financial statements of SkyTerra but related to the businesses transferred to us or net assets that were not retained by SkyTerra following the Distribution. These results reflect our interest in HNS subsequent to the April 2005 Acquisition under the equity method, whereby we record our proportionate share of HNS’ operating results. Effective January 1, 2006, upon completion of the January 2006 Acquisition, we own 100% of HNS and our results from that date forward will include HNS’ results on a consolidated basis.

Beginning with the report we will file for the quarter ended March 31, 2006, our historical results through December 31, 2005 will be those previously reported by SkyTerra, including the results attributable to the businesses and assets retained by SkyTerra, in accordance with EITF 02-11. Accordingly, future reports will continue to reflect HNS’ historical results (through December 31, 2005) under the equity method and will also reflect the historical results attributable to the MSV Joint Venture and other assets and liabilities retained by SkyTerra.

Our selected historical consolidated financial data is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent company during the periods presented, nor is it indicative of our future performance. This historical data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.—(a) Hughes Communications, Inc.” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except share data)
Consolidated statements of operations data:
Revenues	$615	$2,117	$699	$—	$1,906
Cost of revenues	(326)	(2,036)	(913)	—	(1,337)

Gross margin	289	81	(214)	—	569
Selling, general and administrative expenses	(7,603)	(8,330)	(6,056)	(5,987)	(23,964)

Loss from operations	(7,314)	(8,249)	(6,270)	(5,987)	(23,395)
Interest income, net	1,436	4,996	489	384	8,702
Equity in earnings of Hughes Network Systems, LLC	24,054	—	—	—	—
Loss on investments in affiliates	(638)	(1,336)	(404)	(385)	(54,633)
Other income, (expense) net	877	21,030	244	(14,716)	(22,238)

Income (loss) before discontinued operations and taxes	18,415	16,441	(5,941)	(20,704)	(91,564)
Income tax benefit	50,334	—	—	—	—

Income (loss) before discontinued operations	68,749	16,441	(5,941)	(20,704)	(91,564)
Gain (loss) from wind-down of discontinued operations	105	(1,960)	1,211	12,632	(118,919)

Net income (loss)	$68,854	$14,481	$(4,730)	$(8,072)	$(210,483)

Basic earnings (loss) per share:
Continuing operations	$6.49	$1.55	$(0.56)	$(1.95)	$(8.64)
Discontinued operations	0.01	(0.18)	0.11	1.19	(11.23)

Net earnings (loss) per share	$6.50	$1.37	$(0.45)	$(0.76)	$(19.87)

Diluted earnings (loss) per share:
Continuing operations	$6.23	$1.49	$(0.54)	$(1.88)	$(8.30)
Discontinued operations	0.01	(0.18)	0.11	1.15	(10.78)

Net earnings (loss) per share	$6.24	$1.31	$(0.43)	$(0.73)	$(19.08)

Weighted average common shares outstanding:
Basic	10,594,978	10,594,978	10,594,978	10,594,978	10,594,978

Diluted	11,030,814	11,030,814	11,030,814	11,030,814	11,030,814

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and short-term investments	$15,461	$94,363	$28,625	$39,357	$16,807
Investment in Hughes Network Systems, LLC	75,282	—	—	—	—
Note receivable	—	—	2,500	—	—
Investments in affiliates	4,362	3,361	2,769	2,343	2,600
Total assets	150,073	104,353	35,394	43,340	113,230
Total liabilities	5,357	10,501	6,056	7,715	24,579
Parent’s equity	144,716	93,852	29,338	35,625	88,651

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a) Hughes Communications, Inc.

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those financial statements. This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward Looking Statements.” As a result of the Distribution, our business has changed materially. Moreover, as described below, notwithstanding the legal form of the Distribution, we will be considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes. Accordingly, our actual results will differ materially from those anticipated in those forward-looking statements. Furthermore, for periods following the closing of the January 2006 Acquisition, we will include the financial position and operating results of HNS in our consolidated financial statements. See “—(b) Hughes Network Systems, LLC.”

Overview

We operate our business through a group of companies in the telecommunications industry, including:

•	HNS, a leading provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer market. Subsequent to April 2005, when SkyTerra completed the acquisition of 50% of the Class A membership interests of HNS, SkyTerra served as the managing member of HNS. In December 2005, SkyTerra contributed its Class A membership interest of HNS to us and we became the managing member. In January 2006, we acquired the remaining 50% of the Class A membership interests of HNS;

•	ESP, formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

•	AfriHUB, a discontinued business which provided a limited amount of satellite based Internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market. On February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB; and

•	Certain minority investments, including Navigauge, Inc., Miraxis, LLC, Edmund Holdings, Inc. and DataSynapse, Inc.

We provide corporate resources, strategic direction, transactional assistance and financial support to enable each of these companies to focus on and exploit opportunities within their lines of business.

Notwithstanding the legal form of the Distribution, the Distribution will be accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs,” or EITF 02-11. Accordingly, we will be considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constitute a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries.

In accordance with SFAS No. 141, “Business Combinations” for transactions between entities under common control, the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, in accordance with SFAS 141, the financial statements and financial information presented for prior years have been restated to furnish comparative information. Accordingly, the results presented in this report for Hughes Communications, including the accompanying financial statements of Hughes Communications, reflect the results of the businesses transferred by SkyTerra as of December 31, 2005, including allocations of income, expenses, assets and liabilities that were included in the financial statements of

SkyTerra but related to the businesses transferred to us or net assets that were not retained by SkyTerra following the Distribution. These results reflect our interest in HNS subsequent to the April 2005 Acquisition under the equity method, whereby we record our proportionate share of HNS’ operating results. Effective January 1, 2006, upon completion of the January 2006 Acquisition, we own 100% of HNS and our results from that date forward will include HNS’ results on a consolidated basis.

Beginning with the report we will file for the quarter ended March 31, 2006, our historical results through December 31, 2005 will be those previously reported by SkyTerra, including the results attributable to the businesses and assets retained by SkyTerra, in accordance with EITF 02-11. Accordingly, future reports will continue to reflect HNS’ historical results (through December 31, 2005) under the equity method and will also reflect the historical results attributable to the MSV Joint Venture and other assets and liabilities retained by SkyTerra.

This report includes a separate “Management’s Discusion and Analysis of Financial Condition and results of Operations,” for HNS (see “—(b) Hughes Network Systems, LLC”) as we believe that this is a meaningful disclosure since our future results will reflect HNS on a consolidated basis and HNS represents our principal business.

During 2003, 2004 and 2005, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by is traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts.

In April 2004, SkyTerra acquired a controlling interest in AfriHUB. AfriHUB’s plan was to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB recorded an impairment charge of $0.8 million in December 2004 and suspended its planned roll out of service to additional campuses. Although AfriHUB is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus, in August 2005, SkyTerra decided to cease providing funding to AfriHUB. Given the uncertainty with respect to AfriHUB’s future prospects, SkyTerra recorded an impairment charge of $0.4 million during the three months ended June 30, 2005 relating to the remaining value of AfriHUB’s long-lived assets. In August 2005, AfriHUB’s Nigerian subsidiary received $0.2 million of short-term financing from a Nigerian bank to fund the investment necessary to establish the facility on the additional campus. In September 2005, the Nigerian subsidiary also received a $0.3 million grant from a charitable foundation to further AfriHUB’s efforts in providing technical training in Nigeria. The grant is payable in two equal annual installments with the first such payment being received in September 2005. In December 2005, SkyTerra made a decision to discontinue operating AfriHUB. On December 31, 2005, SkyTerra contributed its 70% ownership interests in AfriHUB to us. Effective February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007. The sale of our ownership interest in AfriHUB did not have a material impact on our financial position or results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations of AfriHUB have been classified as discontinued operations on our consolidated statements of operations and prior period results have been reclassified.

From October 2004 through June 2005, Navigauge attempted to raise capital to expand its data measurement capabilities beyond the Atlanta market. Other than an aggregate of $1.1 million of short-term promissory notes purchased by SkyTerra and an aggregate of $1.1 million of short-term promissory notes purchased by other existing investors during such time period, Navigauge was unsuccessful in raising capital. Accordingly, in light of its prospects, Navigauge’s board of directors decided to cease the operations of the company in July 2005. Accordingly, during the three months ended June 30, 2005, we recognized a loss of $1.3 million relating to the impairment of the aggregate remaining carrying amount of our equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on our consolidated statements of operations. In July 2005, Navigauge signed a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer’s due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to selling its assets.

In May 2002, SkyTerra acquired Series B preferred shares and a warrant from Miraxis, LLC, or Miraxis, for $0.4 million representing an ownership interest of approximately 30%. From December 2002 through July 2005, SkyTerra made additional debt and equity investments in Miraxis, totaling $0.3 million. To execute its business plan, Miraxis needed to raise significant amounts of capital in order to launch several satellites. Other than the investments made by SkyTerra, Miraxis has been unsuccessful in raising capital. Accordingly, the board of managers of Miraxis and the holders of the membership interests of Miraxis have approved the dissolution of the company. The dissolution of Miraxis will not have a material impact on our financial position or results of operations.

In October 2005, we acquired Series A preferred shares from Hughes Systique Corporation, or Hughes Systique, for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, RFID enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer and President, as well as certain former employees of HNS, including Mr Kaul’s brother, Pradeep Kaul, who serves as Chief Executive Officer of Hughes Systique.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly owned companies: (i) Hughes Communications, which consists of, among other things, the assets, liabilities and operations associated with the HNS, ESP and AfriHUB businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of Skyterra’s cash, excluding $12.5 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, consisting of the assets and liabilities associated with its interest in the MSV Joint Venture and its stake in TerreStar, $12.5 million in cash and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to us from SkyTerra.

To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of our common stock for each share of SkyTerra common stock (or, in the case of our preferred stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of our common stock for each share of SkyTerra common stock issuable upon conversion or exercise of such preferred stock and warrants).

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan, the compensation committee of SkyTerra’s board of directors is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the plan who were current members of SkyTerra’s management and board of directors, as well as a consultant and former directors who were involved with the acquisition of HNS, should receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra’s common stock that they held as of the date of the Distribution. The issuance of such options to purchase our common stock was in lieu of a larger adjustment to the exercise price of SkyTerra’s options that such holders would have been otherwise entitled had they not received options to purchase our common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all of SkyTerra’s other options outstanding under the plan were adjusted. On February 24, 2006, options to purchase 435,836 shares of our common stock were issued to holders of SkyTerra options.

We and SkyTerra have entered into the Separation Agreement. The Separation Agreement effected, on December 31, 2005, the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution. See Item 13. “Certain Relationships and Related Transactions—Separation Agreement.”

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, $12.5 million in cash and the obligations pursuant to the Series A Preferred Stock, became our assets and liabilities. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to us from SkyTerra. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in the MSV Joint Venture and TerreStar to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved.

HNS Transactions

On April 22, 2005, SkyTerra acquired 50% of the Class A membership interests of HNS from DTV Networks, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On December 31, 2005, SkyTerra contributed to us its 50% Class A membership interest of HNS. On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

On January 1, 2006, we consummated the acquisition of the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. In order to fund the purchase price, we borrowed $100.0 million from Apollo. The loan bore interest at a rate of 8% per annum and had a final maturity date of January 1, 2007. The loan was repaid in March 2006 following the consummation of the rights offering conducted by us. See Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—The Apollo Loan.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results from operations, and that require judgment. Also, see the notes accompanying the consolidated financial statements, which contain additional information regarding our accounting policies.

Consolidation

We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. We own approximately 78% of the voting interests of ESP which has been included in our consolidated financial statements. We own 70% of AfriHUB, which has been classified and reported as a discontinued operation in our consolidated financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary’s operating results. Because we own approximately 39% of the voting interests of Navigauge and 26% of the voting interests of Hughes Systique, our proportionate share of each of these companies’ operating results has been included in loss on investments in affiliates on our consolidated statements of operations.

As discussed below in Recently Issued Accounting Standards, we adopted FIN No. 46R on January 1, 2004. FIN No. 46R requires companies to consolidate variable interest entities (as defined below) for which we are the primary beneficiary, irrespective of the voting interest held. As HNS is a variable interest entity and we are not the primary beneficiary, we account for our interest in HNS under the equity method. For periods following the closing of the January 2006 Acquisition, our consolidated financial statements will include the financial position and operating results of HNS.

We have determined that we meet the definition of the primary beneficiary with respect to Miraxis and, therefore, have included the accounts of Miraxis in our consolidated financial statements as of and for the years ended December 31, 2005 and 2004. Prior to the adoption of FIN No. 46R, we recognized our proportionate share of Miraxis’ operating results in loss on investment in affiliates on our consolidated statements of operations.

Notes Receivable

We value our notes receivable based on the face amount, net of a valuation reserve for unrealized amounts. We review the net balance of our notes for changes to the reserve, either increases or decreases, whenever events or circumstances indicate that the carrying amount differs from its expected recovery.

As of December 31, 2003, as a result of the uncertainty with respect to the ultimate collection on the note receivable from Motient, we maintained a reserve for the entire amount of the note and unpaid interest accrued thereon. During 2004, Motient paid SkyTerra approximately $23.1 million representing all outstanding principal and accrued interest due on the note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in our consolidated statements of operations as $19.0 million in other income, net and $4.1 million in interest income, net.

Revenue Recognition

Revenues are derived primarily from fees generated from (i) contracts for product development, consulting and engineering services performed by ESP, including reimbursable travel and other out-of pocket expenses and (ii) licensing the right to use certain intellectual property owned by ESP. Revenues from services performed by ESP are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Revenues from licensing the right to use intellectual property are recognized as the licensee manufactures products incorporating or using the licensed intellectual property. Licensees typically pay a nonrefundable license issuance fee which is recognized as revenue upon receipt.

A handling and finance charge is added to materials and equipment purchased for certain product development engagements. These charges, as well as those relating to reimbursement of other out-of-pocket expenses billed to clients, are included in revenues. The costs of these reimbursable items are included in cost of revenues.

Results of Operations of Hughes Communications, Inc.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the year ended December 31, 2005 decreased to $0.6 million from $2.1 million for the year ended December 31, 2004, a decrease of $1.5 million. This decrease was due to a significant decline in demand for ESP’s services in the fourth quarter of 2004. Currently, ESP is focusing exclusively on exploiting its intellectual property portfolio.

Cost of Revenues

Cost of revenues includes the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2005 decreased to $0.3 million from $2.0 million for the year ended December 31, 2004, a decrease of $1.7 million. This decrease was due to the reduction in ESP’s workforce in January 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2005 decreased to $7.6 million from $8.3 million for the year ended December 31, 2004, a decrease of $0.7 million. This decrease relates primarily to a $2.4 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a decrease in expenses incurred by ESP of $0.6 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004. Partially offsetting these decreases were a $2.1 million increase in professional fees related primarily to the registration of the SkyTerra common stock sold in the December 2004 private placement, several transactions which were not consummated, and the special dividend distribution, a $0.3 million increase in non-cash compensation expense related to an option to purchase SkyTerra’s common stock issued to a consultant in June 2004 and a $0.3 million increase in bonuses for SkyTerra’s executive officers for services provided in connection with these transactions.

Interest Income, Net

Interest income, net for the year ended December 31, 2005 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from Verestar and Motient. Interest income, net for the year ended December 31, 2005 decreased to $1.4 million from $5.0 million for the year ended December 31, 2004, a decrease of $3.6 million. This decrease relates primarily to the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

Equity in Earnings of Hughes Network Systems, LLC

Following SkyTerra’s April 2005 acquisition of a 50% interest in HNS, we account for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record income relating to our proportionate share of HNS’ net income. For the period following the April Transaction through December 31, 2005, we recorded income of $24.1 million. For additional information regarding HNS, refer to the financial statements and related notes thereto of HNS included in Item 15 of this report and “—(b) Hughes Network Systems LLC” below.

Loss on Investment in Affiliates

For the year ended December 31, 2005, we recorded a loss on investments in affiliates of $0.6 million consisting of $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.3 million relating to our proportionate share of Navigauge’s net loss, $0.2 million relating to the impairment of the investment in a company in which SkyTerra invested in 2000 as part of its former venture investment strategy and $0.1 million relating to our proportionate share of Hughes Systique’s net loss, partially offset by a $1.3 million gain relating to the sale of our interests in two companies in which SkyTerra invested in 1999 as part of its former venture investment strategy. For the year ended December 31, 2004, we recorded a loss on investments in affiliates of $1.3 million relating to our proportionate share of Navigauge’s net loss. We will continue to monitor the carrying value of our remaining investments in affiliates.

Other Income, Net

For the year ended December 31, 2005, we recorded other income, net of approximately $0.9 million relating primarily to the management fees received from HNS following the April 2005 Acquisition. For the year ended December 31, 2004, we recorded other income, net of $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar’s parent company in connection with the termination of the August 2003 securities purchase agreement, and the $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

Income Tax Benefit

Pursuant to a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and SkyTerra with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, we expect that SkyTerra’s loss carryforwards (a portion of which will become our loss carryforwards following the Distribution) will not be subject to limitation and, therefore, will be available to offset future taxable income if such taxable income is generated in a period prior to the expiration of or other limitation on such loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra expects to generate significant taxable income in 2006 for Federal and state income tax purposes. Accordingly, for the year ended December 31, 2005, we recognized a $50.3 million income tax benefit related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution.

Gain (Loss) from Discontinued Operations

We have two operations which are classified as discontinued in accordance with SFAS No. 144: AfriHUB and Rare Medium, Inc. In December 2005, SkyTerra made a decision to cease operating AfriHUB. On February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB. At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the year ended December 31, 2005, we recognized a gain of $0.1 million from discontinued operations consisting of a $1.1 million gain from the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts, partially offset by a $1.0 million loss from operations of AfriHUB. For the year ended December 31, 2004, we recognized a loss from discontinued operations of $2.0 million consisting of the loss from operations of AfriHUB.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues for the year ended December 31, 2004 increased to $2.1 million from $0.7 million for the year ended December 31, 2003, an increase of $1.4 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP’s operating results from that date. Revenues for the year ended December 31, 2004 were primarily derived from fees generated from contracts for product development, consulting and engineering services performed by ESP.

Cost of Revenues

Cost of revenues includes primarily the salaries and related employee benefits for ESP employees that provide billable product development, consulting and engineering services, as well as the cost of reimbursable expenses. Cost of revenues for the year ended December 31, 2004 increased to $2.0 million from $0.9 million for the year ended December 31, 2003, an increase of $1.1 million. This increase was due to the acquisition of ESP on August 25, 2003, and accordingly, our inclusion of ESP’s operating results from that date.

Selling, General and Administrative Expenses

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2004 increased to $8.3 million from $6.1 million for the year ended December 31, 2003, an increase of $2.2 million. This increase relates primarily to the recognition of non-cash expense in the year ended December 31, 2004 for the following items:

•	$2.8 million related to the repricing of certain options in 2002 and 2001; and

•	$0.3 million related to an option to purchase our common stock issued to an unaffiliated consultant.

For the year ended December 31, 2003, we recognized $0.1 million of non-cash expense relating to the option repricing.

Other factors contributing to the increase include $0.4 million related to incremental costs resulting from the inclusion of a full year of ESP’s operating results for the year ended December 31, 2004 as compared to only for the period following the August 25, 2003 acquisition in 2003. Partially offsetting this increase is the $0.5 million of professional fees related to the August 2003 Verestar transaction which were expensed in the year ended December 31, 2003, as well as the $0.7 million charge recognized in the year ended December 31, 2003 relating to bonuses for certain of SkyTerra’s executive officers for services provided during the year ended December 31, 2002 and the severance and benefits for SkyTerra’s former Controller and former Treasurer.

Interest Income, Net

Interest income, net is comprised of the interest earned on the notes receivable from Motient and Verestar and on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2004 increased to $5.0 million from $0.5 million for the year ended December 31, 2003, an increase of $4.5 million. This increase relates primarily to the adjustment of the reserve for the unpaid interest on the note receivable from Motient in the year ended December 31, 2004. The reserve was adjusted because Motient paid $0.5 million of outstanding interest in April 2004 and $22.6 million representing the entire outstanding principal and remaining interest due under the note receivable in July 2004. As there was no longer any uncertainty with respect to the ultimate collection on the principal or interest due, we recognized $4.1 million in interest income in the year ended December 31, 2004, representing all interest earned from the May 2002 issuance of the note through the July 2004 repayment.

Loss on Investment in Affiliates

For the year ended December 31, 2004, we recorded a loss on investments in affiliates of $1.3 million relating to our proportionate share of Navigauge’s net loss. For the year ended December 31, 2003, we recorded a loss on investments in affiliates of approximately $0.4 million for our proportionate share of each of Miraxis’ and Navigauge’s respective net loss.

Other Income, Net

For the year ended December 31, 2004, we recorded other income, net of $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar’s parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

Gain (Loss) from Discontinued Operations

We have two operations which are classified as discontinued in accordance with SFAS No. 144: AfriHUB and Rare Medium, Inc. In December 2005, SkyTerra made a decision to cease operating AfriHUB and signed a letter of intent to sell its interests in AfriHUB. At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the year ended December 31, 2004, we recognized a loss from discontinued operations of approximately $2.0 million consisting of the loss from operations of AfriHUB. For the year ended December 31, 2003, we recognized a gain of approximately $1.2 million from discontinued operations consisting of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

Liquidity and Capital Resources of Hughes Communications, Inc.

We had $15.5 million in cash, cash equivalents and short-term investments as of December 31, 2005, which SkyTerra contributed to us pursuant to the Separation Agreement. Upon a change of control of SkyTerra, including in connection with a consolidation of the ownership of the MSV Joint Venture and TerreStar, the balance of the $12.5 million in cash retained by SkyTerra, if any, will be transferred to us from SkyTerra.

Cash used in operating activities from continuing operations was $3.4 million for the year ended December 31, 2005 and resulted primarily from the cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was $1.1 million for the year ended December 31, 2005 and resulted from cash used by Rare Medium, Inc. for the settlement of vendor liabilities and legal and advisory fees and by AfriHUB for the operation of the centers which provide its services on two university campuses.

For the year ended December 31, 2005, cash used in investing activities from continuing operations, excluding purchases and sales of short-term investments, was $54.6 million and resulted primarily from the $50.0 million used to purchase 50% of the Class A membership interests of HNS in April 2005, the $3.6 million used to purchase interests in each of Hughes Systique and Navigauge and the $3.1 million deposited in a restricted cash account to collateralize the surety bond securing our license application for the 95W.L. orbital slot. Partially offsetting these uses was the $1.9 million of cash we received from the sale of our interests in two companies in which SkyTerra invested in 1999 as part of its former venture investment strategy. In January 2006, we paid $100.0 million for the remaining 50% of the Class A membership interests of HNS. We do not have any future funding commitments with respect to any of our investments.

For the year ended December 31, 2005, cash used in financing activities from continuing operations was $16.8 million, consisting primarily of $9.5 million of cash retained by SkyTerra, and treated as a distribution by us, and $5.6 million treated as a distribution by us to fund SkyTerra’s payment of a dividend on its Series A Preferred Stock, partially offset by $1.8 million of expenses attributable to the operations retained by SkyTerra and treated as a contribution by SkyTerra to us.

Hughes Network Systems Transactions

As discussed above, on April 22, 2005, SkyTerra acquired 50% of the Class A membership interests of HNS for $50.0 million in cash and 300,000 shares of its common stock. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On December 31, 2005, SkyTerra contributed to us its 50% Class A membership interests of HNS. On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

On January 1, 2006, we consummated the acquisition of the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. In order to fund the purchase price, we borrowed $100.0 million from Apollo. The loan bore interest at a rate of 8% per annum and had a final maturity date of January 1, 2007. The loan was repaid in March 2006 following the consummation of the rights offering conducted by us.

For the years ended December 31, 2005, 2004 and 2003, HNS had revenues of $806.9 million, $789.4 million and $751.1 million, respectively. For the year ended December 31, 2005, HNS had net income of $24.0 million, and for the years ended December 31, 2004 and 2003, HNS had a net loss of $1,433.5 million and $157.0 million, respectively. For additional information regarding the results of operations and financial position of HNS, refer to “—(b) Hughes Network Systems, LLC” and financial statements and related notes thereto of HNS included in Item 15 of this report. Following the acquisition of 50% of the Class A membership interests in April 2005, SkyTerra accounted for its interest in HNS under the equity method and accordingly we recorded income of $24.1 million relating to our proportionate share of HNS’ net income.

Verestar Transactions

On August 29, 2003, SkyTerra signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 67% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, SkyTerra purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. SkyTerra terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

On March 8, 2004, SkyTerra executed an agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the United States Bankruptcy

Code. The transaction was subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar considered higher and better offers. At the auction, a bid was accepted from a strategic buyer at a price higher than SkyTerra was willing to offer.

In connection with the Verestar bankruptcy, SkyTerra entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and SkyTerra’s security interest in Verestar’s assets. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note, along with an additional approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

On July 9, 2004, SkyTerra settled its dispute with Verestar’s parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar’s parent company paid SkyTerra $1.5 million.

On July 29, 2004, SkyTerra entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay SkyTerra $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement.

AfriHUB Transactions

In August 2005, AfriHUB’s Nigerian subsidiary borrowed $0.2 million of short-term financing from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of December 31, 2005. The interest rate is subject to change based on fluctuations of the bank’s money market rate. We have not guaranteed any amounts owed under the short-term borrowing.

In December 2005, SkyTerra made a decision to discontinue operating AfriHUB. On February 20, 2006 we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007. The sale of our ownership interest in AfriHUB did not have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Contractual Obligations

As of December 31, 2005, we and our consolidated subsidiaries (which does not include HNS) were not contractually obligated to make any payments to unrelated parties. See Item 13 “Certain Relationships and Related Transactions” for discussion of related party agreements.

Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected quarterly data from our statements of operations. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this document and in the opinion of our management, includes all adjustments, consisting only of normal occurring adjustments, that are necessary for a fair presentation of its results of operations for such periods.

	2004				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousand, except per share data)
Revenue	$817	$543	$418	$339	$135	$112	$196	$172
Gross margin	69	(45)	20	37	(2)	17	149	125
Net income (loss)	(1,067)	22,399	(2,127)	(4,724)	(3,228)	4,708	7,155	60,219
Basic income (loss) per share	(0.10)	2.11	(0.20)	(0.44)	(0.30)	0.44	0.68	5.68
Diluted income (loss) per share	(0.10)	2.03	(0.19)	(0.43)	(0.29)	0.42	0.65	5.46

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS No. 123R, a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for us on January 1, 2006 and provides entities two transition methods. We have elected to use the modified prospective method and therefore will not restate our prior period results. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. We currently account for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25 The adoption of the fair value method under SFAS No. 123R will not have a material impact on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”, or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, or SFAS No. 154. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.

In November 2005, the FASB issued Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, or FSP 115-1. FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force, or EITF, Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” FSP 115-1 is effective for us on January 1, 2006 and is not expected to have a material impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position or results of operations.

(b) Hughes Network Systems, LLC

The following discussion and analysis of HNS’ historical financial statements covers periods before and following consummation of the April 2005 Acquisition in which SkyTerra acquired 50% of HNS’ Class A membership interests and reflects the significant impact that the transaction had on HNS, including, among others, increased leverage and debt service requirements and the changes in its SPACEWAY program. This discussion and analysis is being included in this report because, commencing on January 1, 2006, HNS’ results will be consolidated with ours and HNS’ business represents our primary operation. This discussion should be read with the financial statements of HNS and the accompanying notes included elsewhere in this report. HNS’ financial statements are prepared in accordance with GAAP. This discussion contains forward-looking statements about HNS’ markets, the demand for HNS’ services and products, and HNS’ future results. Actual results may differ materially from those suggested by its forward-looking statements for various reasons, including those discussed in “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors.” These sections expressly qualify all subsequent oral and written forward-looking statements attributable to HNS or persons acting on its behalf. HNS does not have any intention or obligation to update the forward-looking statements included in this report.

Executive Overview

HNS is the world’s leading provider of broadband satellite network equipment and services to the VSAT enterprise market and the largest satellite Internet access provider to the North American consumer/SMB market. According to the 2005 COMSYS VSAT Report, HNS had a worldwide market share of 55% in 2004, as measured by terminals shipped. HNS offers highly customized services and products that help its customers meet their unique needs for data, voice and video communications, typically across geographically dispersed locations. HNS invented VSATs in 1983 and has been a leader in commercializing satellite communications since then, achieving extensive depth and experience in the operation of satellite-based data, voice and video networks. A VSAT system uses satellite data communications technology to provide broadband connectivity to one or more fixed locations on the ground. HNS provides or enables a variety of network equipment and services for uses such as private networking, Intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large enterprises. HNS is a leading provider to these end markets and serve more than 200 large companies, many of which are Fortune 1000 companies. Over the past 20 years, HNS has shipped more than one million satellite terminals to customers in over 100 countries, either directly or through its subsidiaries and international joint ventures. HNS is the largest satellite broadband Internet access provider to Consumers and SMBs in North America with an 83% market share in 2004 based on terminals shipped, according to the 2005 annual VSAT industry report prepared by COMSYS, and had approximately 274,400 subscribers as of December 31, 2005. For the year ended December 31, 2005, HNS generated revenue of $806.9 million and net income of $24.0 million.

Its leading network solutions best support enterprise networks that consist of geographically dispersed sites communicating with a single central data center or access point with a need for highly secure and reliable service availability. In addition, due to the shared nature of its satellite communications resource, its networks provide very attractive economics for multi-site applications that have varying levels of traffic requirements at any one site. HNS maintains its market leadership positions by offering large enterprises a customizable and complete turnkey solution, including managed network services, program management, installation, training and support services. HNS also targets the expanding SMB markets, which HNS believes are growth areas for it, by packaging access, network and hosted services normally reserved for large enterprises into a comprehensive solution. In some markets, most notably in North America, services are delivered using not only satellite transport platforms, but also using terrestrial transport platforms such as DSL and frame relay. Its extensive experience in product development and service delivery yields quality and reliability for its enterprise customers, which include leaders in the automotive, energy, financial, hospitality, retail and services industries. Its large enterprise customers typically enter into long-term contracts with us with an average length of three to five years. HNS has maintained ongoing contractual relationships with some of its enterprise customers for over 15 years. As of December 31, 2005, HNS had a revenue backlog of approximately $583.6 million (which HNS defines as its expected future revenue under its customer contracts that are non-cancelable), providing visibility to its revenue stream.

Effects of Strategic Initiatives on Its Results of Operations

For the three years ended December 31, 2003, 2004 and 2005, HNS generated net losses of $157.0 million and $1,433.5 million, and net income of $24.0 million, respectively. The loss in 2004 includes the impairment charge associated with SPACEWAY and other asset impairment provisions. See “—Factors Affecting HNS’ Results of Operations—SPACEWAY Impairment Charge.” HNS expects continued improvements in its operating results due to its significant investments in technology, the development of its consumer VSAT business and the launch of its SPACEWAY satellite and commencement of operations on its SPACEWAY network.

Technology. HNS has incorporated advances in semiconductor technology to increase the functionality and reliability of its VSAT terminals and reduce manufacturing costs. In addition, through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software spoofing and compression techniques, HNS continues to improve the efficiency of its transponder capacity. HNS expects to continue to invest in its research and development efforts to maintain its position as a leader in VSAT technology.

Consumer/SMB VSAT. Since the launch of HNS’ two-way consumer VSAT business in 2001, HNS has made significant investments in its business. HNS targeted the Consumer/SMB market because HNS determined that there was a large segment that was underserved by terrestrial alternatives such as DSL and cable. Over the past three years, improvements in its Consumer/SMB offerings include increased data rates, higher functionality and a lower cost of its terminals, which HNS believes positions it to compete more effectively with alternative technologies. HNS expects that it will continue to make these investments in future periods.

HNS’ operating results in 2003 reflect costs associated with purchased satellite capacity in excess of usage and other fixed infrastructure. HNS incurred significant costs in connection with the launch of its Consumer/SMB service offering, including purchasing substantial amounts of transponder capacity, and incurred substantial subscriber acquisition costs related to hardware and associated marketing costs. HNS’ Consumer/SMB business has reached critical mass by developing a customer base of approximately 274,400 subscribers as of December 31, 2005 and generated revenues of $247.0 million in 2005.

SPACEWAY. HNS’ operating results for 2003 and 2004 also reflect the incremental organizational, infrastructure and other administrative costs associated with the development of three SPACEWAY satellites, associated network operations centers and other ground facilities. HNS decided to make the strategic investment in SPACEWAY in order to provide more capability and flexibility to its customers. In addition, following the launch of SPACEWAY 3, HNS expects to realize cost savings through the reduction of third-party satellite capacity expense. By utilizing Ka-band frequency and SPACEWAY’s onboard processing capabilities, HNS anticipates that

SPACEWAY will enable us to significantly expand its business by migrating new and renewing enterprise and Consumer/SMB VSAT customers onto its SPACEWAY platform and by increasing its addressable market in the enterprise and Consumer/SMB markets by offering such things as mesh connectivity, frame relay and T-1 alternatives and other services. Approximately $1.9 billion has been invested in the SPACEWAY project to date. See “—Factors Affecting HNS’ Results of Operations—SPACEWAY Impairment Charge.” In 2004, DIRECTV transferred two of the SPACEWAY satellites to one of DIRECTV’s affiliates, while HNS retained the third SPACEWAY satellite. As of December 31, 2005, HNS has budgeted an additional $121.7 million to complete the construction and launch of SPACEWAY 3. This estimate includes an estimate of the cost to procure launch insurance.

Factors Affecting HNS’ Results of Operations

Restructuring. Between 2003 and 2005, HNS recognized three restructuring charges amounting to an aggregate of $18.2 million, attributable to employee headcount reductions, primarily in its engineering department, facilities realignments and other infrastructure-related costs. These charges were related primarily to its domestic operations in response to changing market conditions and an initiative to improve the operational efficiency of its organization. The last headcount reductions were associated with the downscaling of the SPACEWAY program as HNS substantially completed the development phase of the program.

SPACEWAY Impairment Charge. Prior to September 30, 2004, certain hardware costs relating to the construction of the three SPACEWAY satellites, associated network operations centers and other ground facilities had been capitalized as construction in progress over the period of construction through September 30, 2004. In the third quarter of 2004, DIRECTV determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would transfer the SPACEWAY 1 and 2 satellites and certain support equipment and other satellite related costs to one of its affiliates for use in its direct-to-home satellite broadcasting business. Subsequently, DIRECTV determined that it would include the remaining SPACEWAY assets as a component of the businesses being sold by it. DIRECTV also assumed responsibility for the satellite manufacturing contract with Boeing covering all three of the satellites. These decisions by DIRECTV triggered the need to perform an asset impairment analysis on its investment in SPACEWAY since the ultimate disposition of this investment differed from its original intended purpose. As of September 30, 2004, HNS had a capitalized value of $1,552.7 million for SPACEWAY, of which $11.2 million represented capitalized software development costs, and the remainder was included in property as construction in progress. Previously capitalized costs in excess of fair value amounts totaling $1,217.7 million were recognized as a SPACEWAY impairment provision in the third quarter of 2004. DIRECTV also determined that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SPACEWAY 3. The portion of the Boeing manufacturing contract related to the completion of the construction of SPACEWAY 3 for an additional $49.0 million was assigned to HNS in connection with the April 2005 Acquisition. As of December 31, 2005, HNS has $32.0 million remaining on this obligation.

Relationship with DIRECTV. Until April 22, 2005, HNS operated as a business of DIRECTV. Accordingly, DIRECTV provided it with various support services that it now provide for itself such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance. The costs of the services performed by DIRECTV for HNS and the allocation of employee benefit program costs for its employees reflected in the financial statements amounted to $11.3 million in 2005, $35.9 million in 2004 and $41.5 million in 2003.

In connection with the April 2005 Acquisition, HNS entered into a transition services agreement with DIRECTV pursuant to which DIRECTV provided certain transitional services to support the conduct of its business. These services included assisting in the implementation of its benefit program plans and arrangements, and enabling its employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. HNS also entered into a SPACEWAY services agreement pursuant to which HNS and

DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. During 2005, HNS recognized revenue of $10.1 million under this contract, of which DIRECTV paid us $9.2 million in 2005, and HNS paid DIRECTV a nominal amount. See Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—Relationship with DIRECTV—Transition Services Agreement” and Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—Relationship with DIRECTV—SPACEWAY Services Agreement.”

In addition, DIRECTV and its affiliates have been its customers and have also served as its vendors in certain cases. HNS expects that these relationships will continue now that the January 2006 Acquisition has been consummated. Since the consummation of the January 2006 Acquisition, HNS is no longer able to rely on DIRECTV’s financial support and its creditworthiness. DIRECTV invested substantial amounts in us to fund its strategic investments and operating losses. In addition, prior to the April 2005 Acquisition, HNS participated in a centralized cash management system of DIRECTV, wherein cash receipts were transferred to and cash disbursements were funded by DIRECTV on a daily basis. HNS refers you to its statements of changes in equity for the three year period ended December 31, 2005 and “Item 1A. Risk Factors—Risks Related to HNS’ Business—HNS’ separation from DIRECTV has required HNS to incur additional costs to operate as a stand-alone entity and face risks associated with the separation.”

For the three years ended December 31, 2003, 2004 and 2005, the purchase of equipment and services and the allocation of the cost of employee benefits from DIRECTV and its subsidiaries or affiliates (which include DIRECTV Holdings LLC, PanAmSat Corporation (until August 20, 2004), and commencing on December 23, 2003, News Corporation and its affiliates), were $103.5 million, $78.8 million and $22.2 million, respectively. For the three years ended December 31, 2003, 2004 and 2005, the products and service revenues from DIRECTV and its subsidiaries and affiliates were $5.9 million, $3.6 million and $11.9 million, respectively.

Customer Equipment Financing Arrangements. In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, HNS enter into long term operating leases (generally three to five years) with the customer for the use of the VSAT hardware installed at the customer’s facilities. Historically, HNS had an arrangement with Alpine Capital Corporation to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, HNS retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, HNS did not recognize a sale of the equipment at the time of such transactions since HNS retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, HNS has received nominal claims from certain customers for Non-Performance Events, but HNS has not been required to make any indemnification payments for a Non-Performance Event. HNS does not maintain a reserve for a Non-Performance Event as HNS believes the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given its ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which HNS had a continuing obligation to perform, HNS received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from its customers for the installed equipment used to provide services to the customers. At such time, HNS then recognized a liability to the financial institution, which HNS refers to as VSAT hardware financing, which is reflected in its financial statements as debt. The amount of the debt recorded initially is the proceeds received from Alpine, which is equivalent to the selling price of the installed equipment used to provide services to the customer. HNS records interest expense on a month-to-month basis relating to the VSAT hardware financing. HNS structured these lease arrangements such that amounts HNS receives from its customers under their customer service agreements provide us with the funds necessary to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as HNS recognizes revenue from its customers under their contracts with us, HNS also records interest expense and HNS records a reduction of the VSAT hardware financing liability as payments are made to the financing institutions. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract (generally three to five years), not at inception of the lease. Upon entering into these leases for which HNS had a continuing obligation to perform, HNS capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, HNS entered into a new arrangement with Alpine Capital Corporation. For new leases entered into under this arrangement, HNS does not have a continuing obligation to perform in the event of a Non—Performance Event. For these arrangements in which HNS does not have a continuing obligation to perform, HNS receives cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, for these arrangements, HNS records revenue upon the sale instead of on a monthly basis over the term of the operating lease and HNS expenses as an element of cost of hardware products sold, rather than capitalize, the cost of the hardware.

During 2005, HNS sold approximately $2.0 million of new hardware under the terms of the new arrangements in which HNS does not have a continuing obligation to perform and approximately $4.0 million of new hardware under the terms of the historical arrangements in which HNS does have a continuing obligation to perform. The amount of new lease contracts entered into in 2005 in general is significantly lower than 2004 and prior periods. In subsequent periods in situations in which HNS leases its VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation. However, as explained above, 2005 and future period results will also be impacted by the accounting treatment for leases in which HNS does have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for its customer equipment sales depending on whether HNS does or does not have a continuing obligation to perform under the associated equipment financing lease. Its revenues, cost of hardware products sold, interest expense, operating income and VSAT hardware financing in future periods may not be comparable to historical results due to the different accounting treatment described in this section.

Software Development Costs. HNS capitalizes costs related to the development of software products at the time that their technological feasibility is confirmed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Technological feasibility is established once the product or enhancement meets the function, feature and technical performance requirements necessary for production and delivery to customers.

Telecom Systems Businesses. HNS also operates Mobile Satellite Systems and Terrestrial Microwave businesses. The Mobile Satellite Systems business provides its customers turnkey satellite ground segment systems for voice, data and fax services. Its Terrestrial Microwave business consists of a broadband family of products for point-to-multipoint microwave radio network systems that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. In 2005, HNS completed certain significant contracts in the Mobile Satellite Systems business. Accordingly, revenues from this business have declined in the absence of new projects. However, at the end of 2005, HNS entered into new projects that HNS expects will provide incremental revenue in 2006. HNS does not believe that either business requires substantial operating cash or capital expenditures.

Key Business Metrics

Business Segments. HNS divides its businesses into two distinct segments—its VSAT business and its Telecom Systems businesses. Its VSAT business is further divided into three distinct business lines organized along its key end markets—the North American Network Equipment and Services business, the International

Network Equipment and Services business and the Consumer/SMB business. Its Telecom Systems businesses consist of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of its services and products across its business lines, HNS are able to leverage its expertise and resources within its various operating units to yield significant cost efficiencies.

Revenue. HNS generates revenues from the sale and lease of hardware and the provision of services. In its VSAT business, HNS provides both services and hardware while in its other businesses HNS provides only hardware. The majority of its large enterprise VSAT customers who purchase equipment separately operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for its VSAT services vary in length depending on the customer’s requirements.

Services. HNS’ services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, satellite capacity and multicast broadcast services. HNS’ services are offered on a contractual basis, which vary in length based on the particular end market. HNS’ typical large enterprise customer enters into service contracts with a three to five-year duration; its Consumer/SMB customers typically enter into 15-month or two-year contracts. HNS’ services are billed and the revenue recognized on a monthly per site basis. HNS’ service offerings for its customers who receive services from its shared hub operations include the following:

Service Type	Description
Broadband connectivity	• Provide basic transport, Internet connectivity from its hubs, and Internet service provider services

• Uses include high-speed Internet access, IP VPN, multicast file delivery and streaming, and satellite backup for frame relay service and other terrestrial networks

Managed network services

•      Provide one-stop turnkey suite of bundled services that include network design, implementation planning, terrestrial and satellite network provisioning, rollout and installation, ongoing network operations, help desk and onsite maintenance

• Includes program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted Applications	• Host customer-owned and managed applications on its hub

• Provide the customer application services developed by us or in conjunction with its service partners

• Uses include mail service, web hosting, online payments, and Internet telephony

Digital media services	• Digital content management and delivery including video, online learning, and digital signage applications

Customized business solutions	• Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

HNS’ services to enterprise customers are negotiated on a contract-by-contract basis with pricing varying based on numerous factors, including number of sites, complexity of system and scope of services provided. HNS has the ability to integrate these service offerings to provide comprehensive solutions for its customers.

HNS also offers managed services to its customers who operate their own dedicated hub and charge them a management fee for the operation of their hubs.

Hardware. HNS offers its enterprise customers the option of purchasing their equipment up front or including the equipment purchased in a services agreement under which payments are made over a fixed term. For its Consumer/SMB customers, they either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. The North American and International Network Equipment hardware revenues includes revenues derived from network operating centers, radio frequency terminals (Earth Stations), VSAT terminals, components including indoor units, outdoor units, antennas, voice, video, serial data appliances, and system integration services to integrate all of the above into a system.

HNS also provides specialized equipment to the Mobile Satellite Systems and Terrestrial Microwave industries. Through large multi-year contracts, HNS develops and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services. HNS also supplys microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, or CLECs, use its equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting its revenue. The following table presents HNS’ revenues by end market for the years ended December 31, 2003, 2004 and 2005, respectively:

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
North American Network Equipment and Services	$307,272	$305,266	$288,392
Consumer/SMB	162,556	202,838	246,993
International Network Equipment and Services	195,795	188,589	202,936

Total VSAT	665,623	696,693	738,321

Mobile Satellite Systems	73,529	73,017	48,574
Terrestrial Microwave	11,996	19,640	20,014

Total Telecom Systems	85,525	92,657	68,588

Total revenues	$751,148	$789,350	$806,909

Between 2003 and 2005, revenue from its North American Network Equipment and Services customers declined primarily due to (i) reductions in the prices of equipment and (ii) service price pressures due to the continued competitive telecom environment. HNS expects that the competitive price pressures and the trend to upgrade and renew contracts at lower prices will continue for both hardware and services, but this effect may be offset by the expansion of managed network service revenues and revenues from other value added services.

HNS’ Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband Internet access needs of its customers. HNS’ Consumer/SMB subscriber base has grown from approximately 179,700 subscribers at December 31, 2003 to approximately 274,400 subscribers at December 31, 2005. In addition, HNS has successfully migrated its existing customers from a one-way service platform to a two-way service platform. This has resulted in a 13.7% increase in average revenue per unit, or ARPU, from approximately $51 in 2003 to $58 for the year ended December 31, 2005. Revenue growth in the Consumer/SMB market has been driven by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ IP-based broadband access needs and (ii) enhancement in the performance capabilities of the service offering. However, as the composition of the VSAT customer base shifts to consist of more Consumer/SMB customers and equipment prices decline to remain competitive with terrestrial alternatives, HNS believes that this will continue to result in downward pressure on service fees.

From 2003 to 2004, HNS’ International Network Equipment and Services revenues declined primarily due to declining hardware prices and lower hardware sales in China and South Korea partly as a result of a voluntary disclosure and consent agreement with the United States Department of State pursuant to which HNS is currently unable to perform its obligations under certain contracts in China and Korea. See Item 1. “Business—Government Regulation—Export Control Requirements and Sanction Regulations.” This decline was partially offset by increased service revenues from the regions where HNS has service companies, namely in Europe, India and Brazil. In 2005, HNS experienced an increase in its revenues fueled by growth in both the rural telephony sector and in its service revenues. HNS expects a continued shift in the mix of its International Network Equipment and Services revenues toward services and that revenue growth will be driven by the service business in emerging countries where there is a lack of basic infrastructure.

HNS has also benefited from its long-term contracts with large enterprise customers who contract for integrated network services; however, growth in this area is dependent on the timing of the large multi-year awards from these customers. Additionally, in response to increasingly complex customer requirements, HNS has begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions, in its managed network service offerings. Its margins with respect to the terrestrial components of such offerings may be lower than that of the satellite-based component because HNS is acting as a reseller of the terrestrial components. HNS continues to focus its efforts on development and delivery of products and services to customers that improve the service capabilities (i.e., speed, throughput, and reliability) at competitive prices. In addition, in mid-2005, HNS introduced its next generation VSAT terminals, the DW7000 series, which HNS believes expand its market opportunities because of the product’s higher transmission rates and lower costs.

HNS’ Mobile Satellite Systems revenues have declined since 2003 as certain large contracts and other programs were either completed or neared completion. HNS expects that its Mobile Satellite Systems revenues will continue to fluctuate due to the nature of these projects. However, HNS has been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. HNS believes that this area is the growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications, and provides us with opportunities for expansion in its Mobile Satellite Systems business. Its Terrestrial Microwave revenues increased from 2003 to 2004 but were relatively flat from 2004 to 2005 and it is anticipated that these revenues will fluctuate as HNS pursues revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Revenue Backlog. HNS’ total company backlog, which is its expected future revenue under customer contracts that are non-cancelable (subject to the factors described in Item 1. “Business—VSAT Business—North American Network Equipment and Services Business—Customers”), was approximately $583.6 million as of December 31, 2005. Its Network Equipment and Services businesses accounted for approximately $501.8 million as of December 31, 2005. HNS expects to realize revenue from its December 31, 2005 Network Equipment and Services backlog as follows: $232.4 million in 2006, $135.3 million in 2007, $69.3 million in 2008, $38.0 million in 2009, $20.7 million in 2010 and $6.1 million thereafter. See Item 1A. “Risk Factors—Risks Related to the Business” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to its revenue and backlog. Although HNS typically signs contracts with its Consumer/SMB customers for 15 to 24 months, HNS does not include these contractual commitments in its backlog.

Cost of Services. HNS’ cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage its network operations and other project areas. These costs, except for depreciation expense, which has decreased as a result of the December 2004 impairment, and satellite capacity leases and customer care costs, which are dependent on the number of customers served, have remained relatively constant in recent years despite increasing traffic on its network as HNS has been able to consolidate certain components of its network. In addition, the migration to a single, upgraded platform for its Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage its satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, satellite capacity has not been a limiting factor in growing the VSAT service business. Satellite capacity is typically sold under long-term contracts by its FSS providers, and HNS is continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to its customers. If any anomalies occur with a satellite upon which HNS leases transponder space, HNS could experience a disruption of service. Certain anomalies occurred in 2002, 2004 and 2005 but HNS was able to provide acceptable service according to the terms of its contracts. Any future anomalies could cause disruptions that lead to increased costs to reposition antennas or in the event of total failure, cause a contract to terminate. Many of its contracts with FSS providers contain remedies that provide funds that allow us to partially offset any damages HNS may owe to its customers resulting from such disruptions of service.

Cost of Hardware Products Sold. HNS outsources a significant portion of the manufacturing of its hardware for both its VSAT and Telecom Systems businesses to third-party contract manufacturers. Its cost of hardware relates primarily to the cost of direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of its products, and other items of indirect overhead incurred in the procurement and production process. As it relates to its Mobile Satellite Systems business, cost of hardware includes certain engineering costs related to the design of a particular project. In addition, certain software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to VSAT operating leases assigned to financial institutions in which HNS retains a continuing interest, cost of hardware products sold includes the depreciation of installed equipment under VSAT operating leases over the life of the lease. Under the terms of the new arrangements in which HNS does not have a continuing obligation to perform, its cost of hardware products sold per unit of equipment sold will initially be higher compared to the arrangement in which HNS does not have a continuing obligation to perform because HNS will recognize the entire cost upon the transfer of title instead of depreciating the cost over the term of the contract. See “—Factors Affecting HNS’ Results of Operations—Customer Equipment Financing Arrangements.” As HNS has developed new product offerings, HNS has reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs, or SAC, are associated only with its Consumer/SMB business and are comprised of three elements: dealer and customer service representative commissions on new installations/activations, sales and marketing expense, and the cost of hardware and related installation. The cost of its hardware, including installation, is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of subscriber acquisition costs related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense. SAC has decreased each of the last three years from $286 per new subscriber in 2003 to $182 per new subscriber in 2005.

Research and Development. Research and development expenses relate to costs associated with the engineering support for existing platforms and development efforts to build new products and software applications. Research and development costs consist primarily of the salaries of certain members of its engineering staff burdened with an applied overhead charge. In addition, HNS incurs other costs for subcontractors, material purchases and other direct costs in support of product developments.

Through September 2004, HNS capitalized the costs associated with the development of its SPACEWAY program. With the change in its business plan relating to SPACEWAY described in “—Factors Affecting HNS’ Results of Operations—SPACEWAY Impairment Charge,” HNS has discontinued the capitalization of development costs and is expensing them as incurred.

Sales and Marketing. Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of its direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs, as well as other subscriber acquisition costs related to its Consumer/SMB business. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense. The portion of subscriber acquisition costs related to sales and marketing is expensed as incurred.

General and Administrative. General and administrative expense relates to costs associated with common support functions, such as accounting and finance, risk management, legal, information technology, administration, human resources and senior management. These costs consist primarily of the salaries and related employee benefits for those employees who support such functions, as well as facilities, costs for third-party service providers (such as outside tax and legal counsel and insurance providers) and depreciation of fixed assets, including real estate.

Impact of the April 2005 Acquisition and the January 2006 Acquisition

On April 22, 2005, HNS consummated the transactions contemplated by the contribution agreement with SkyTerra, DIRECTV, and DTV Networks dated December 3, 2004. Pursuant to the agreement, DTV Networks contributed to HNS substantially all of its assets and certain liabilities related to its VSAT business, as well as the remaining assets of its SPACEWAY satellite communications platform that is under development and that will not be used in DIRECTV’s direct-to-home satellite broadcasting business. This includes the SPACEWAY 3 satellite which is currently being manufactured by Boeing, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. DIRECTV retained the SPACEWAY 1 and 2 satellites for use in its direct-to-home video entertainment business, and HNS and DIRECTV entered into a reciprocal agreement whereby each party provides certain technical assistance services to the other in connection with the operation of its respective satellites. See Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions Relationship with DIRECTV—SPACEWAY Services Agreement.”

As consideration for the sale to HNS of DTV Networks assets and liabilities, HNS paid DTV Networks $190.7 million in cash, subject to adjustment based principally upon the value of its working capital. SkyTerra then purchased 50% of its equity interests from DTV Networks $50.0 million in cash and 300,000 shares of SkyTerra common stock, valued at $16.35 per share on December 3, 2004. Upon consummation of the January 2006 Acquisition, HNS paid DTV Networks $10.0 million to resolve working capital and other purchase price adjustments. Pursuant to the terms of the April 2005 Acquisition, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds. HNS has recorded a liability for the estimated amount HNS may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Upon the consummation of the April 2005 Acquisition, HNS reimbursed both SkyTerra and DIRECTV for all incurred costs, fees and expenses in connection with the transaction.

As part of the April 2005 Acquisition, HNS incurred substantial debt, which has resulted in a significant increase in its interest expense. Payments required to service this indebtedness have substantially increased its liquidity requirements as compared to prior years. For more information regarding its debt structure, see “—Liquidity and Capital Resources of Hughes Network Systems, LLC”

HNS has completed various cost-saving initiatives that were implemented following the closing of the April 2005 Acquisition. Such initiatives include workforce reductions and changes in its SPACEWAY operating costs given the realignment of the SPACEWAY project announced in the third quarter of 2004. The realignment of the SPACEWAY project is due both to the distribution of the first two satellites to DIRECTV and also the effective completion of the development phase of the project. This has resulted in the reduction of labor directly associated with the project and also a significant reduction of support personnel and fixed costs that are no longer required. HNS recorded a restructuring charge of $11.0 million in 2004 to reflect these restructuring initiatives. An additional restructuring charge of $3.1 million was recorded in 2005 relating to $1.6 million of further workforce reductions and $1.5 million for the cancellation cost of leased equipment as a result of its decision to close one of its network operations centers related to SPACEWAY.

Prior to the April 2005 Acquisition HNS received certain corporate services provided by DIRECTV (including tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance) and its employees participated in certain DIRECTV-sponsored employee benefit programs. Subsequent to April 22, 2005, HNS has been providing most of these services for ourselves. Its cost for providing these services has not exceeded the amount previously charged by DIRECTV. The costs of the services performed by DIRECTV for us and the allocation of employee benefit program costs for its employees reflected in the financial statements amounted to $11.3 million in 2005, $35.9 million in 2004 and $41.5 million in 2003. See Item 1A. “Risk Factors—Risks Related to HNS’ Business—HNS’ Separation From DIRECTV Has Required it to Incur Additional Costs to Operate as a Stand-Alone Entity and We Face Risks Associated with the Separation.”

As a result of entering into the contribution agreement in connection with the April 2005 Acquisition, HNS performed an impairment analysis of its long-lived assets. Based on the purchase price of the assets, HNS determined that the fair value of its net assets at the time of execution of the contribution agreement was $265.9 million, which was $150.3 million less than the carrying amount of its net assets at the date of the contribution agreement. Accordingly, HNS recognized a $150.3 million impairment provision in the fourth quarter of 2004 relating to the excess of the carrying amount of its net assets over their fair value. In recording the impairment provision, HNS provided a reserve of $5.0 million to reflect certain remaining contract obligations with a vendor that was formerly a related party and allocated the remaining $145.3 million to its long-term assets other than certain real estate assets with an appreciated market value, the VSAT operating lease assets that are recoverable from customer contracts and the remaining net assets of SPACEWAY which had previously been adjusted to fair value as described elsewhere in this report. The April 2005 Acquisition was accounted for using the historical basis of accounting with the assets and liabilities carried over at their historical values, as reduced by the impairment recorded in the fourth quarter of 2004. To give effect to the January 2006 Acquisition, its assets and liabilities will be adjusted to fair value in accordance with SFAS No. 141, “Business Combinations.”

Results of Operations of Hughes Network Systems, LLC

Reflected below is a summary comparison of operating costs and expenses as a percentage of total revenues:

Costs as a Percentage of Total Revenues Years Ended December 31, 2003, 2004 and 2005

(Dollars in thousands)	Year Ended December 31 2003	Percent of Total Revenues	Year Ended December 31 2004	Percent of Total Revenues	Year Ended December 31 2005	Percent of Total Revenues
Revenues:
Services	$328,989	44%	$383,519	49%	$425,384	53%
Hardware sales	422,159	56%	405,831	51%	381,525	47%

Total revenues	751,148	100%	789,350	100%	806,909	100%

Operating costs and expenses:
Cost of services	299,796	40%	290,365	37%	297,318	37%
Cost of hardware products sold	389,513	52%	338,650	43%	292,898	36%
Research and development	34,073	5%	55,694	7%	37,296	5%
Sales and marketing	75,420	10%	72,564	9%	74,185	9%
General and administrative	89,887	12%	85,538	11%	56,615	7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table presents HNS’ revenues for the years ended December 31, 2004 and 2005, and the increase or decrease and percentage change between the periods presented:

(Dollars in thousands)	Years ended December 31,		Increase (decrease)	Percentage change
	2004	2005
Revenues:
Services	$383,519	$425,384	$41,865	11%
Hardware sales	405,831	381,525	(24,306)	(6)%

Total revenues	$789,350	$806,909	$17,559	2%

Revenue by end markets:
North American Network Equipment and Services	$305,266	$288,392	$(16,874)	(6)%
Consumer/SMB	202,838	246,993	44,155	22%
International Network Equipment and Services	188,589	202,936	14,347	8%

Total VSAT	696,693	738,321	41,628	6%

Mobile Satellite Systems	73,017	48,574	(24,443)	(33)%
Terrestrial Microwave	19,640	20,014	374	2%

Total Telecom Systems	92,657	68,588	(24,069)	(26)%

Total revenues	$789,350	$806,909	$17,559	2%

Services Revenue

Substantially all of HNS’ services revenue is generated by its VSAT business. For the year ended December 31, 2005, services revenue increased by $41.9 million, or 10.9%, to $425.4 million from $383.5 million for the year ended December 31, 2004. This increase is due primarily to revenue increases in its Consumer/SMB business. Consumer/SMB service revenue increased by $37.7 million due to increases in its subscriber base and ARPU. Its Consumer/SMB subscriber base increased from approximately 224,400 at December 31, 2004 to approximately 274,400 at December 31, 2005. ARPU increased slightly from $56 for the year ended December 31, 2004 to $58 for the year ended December 31, 2005. Internationally, its emerging markets continued to grow as service revenues increased by $2.1 million. This increase is primarily due to growth of India’s education segment. Services revenue in its North American Network Equipment and Services business increased slightly by $1.9 million as HNS experienced pricing pressure as a result of competition from competing technologies, offset by a larger number of sites under contract. This increase includes the impact of (i) the $10.1 million of revenue, of which $9.2 million was paid, associated with the SPACEWAY service agreement with DIRECTV (see Item 13. “Certain Relationships and Related Transactions—Other Related Party Transactions—Relationship with DIRECTV—SPACEWAY Services Agreement”) which revenue HNS does not expect will recur in future periods, (ii) a $9.5 million reduction in revenues upon expiration of a contract for a unique service offering for one customer that was not renewed in 2005 and (iii) an increase of $1.5 million related to two customers that installed additional sites resulting in higher revenues.

Hardware Sales Revenue

For the year ended December 31, 2005, hardware sales revenue decreased by $24.3 million, or 6.0%, to $381.5 million from $405.8 million for the year ended December 31, 2004 primarily due to a decrease in revenue of $24.2 million in HNS’ Telecom Systems business.

VSAT. For the year ended December 31, 2005, VSAT hardware sales revenue decreased by $0.1 million to $313.4 million from $313.5 million for the year ended December 31, 2004. Hardware sales revenue from its North American Network Equipment and Services customers decreased by $18.7 million primarily due to two factors: (i) a $10.9 million reduction in lease revenues attributable to lower unit volume and the roll-off of leases in prior years, which leases were not replaced in large part because of the introduction of its DW 7000 products and (ii) $19.7 million of equipment sales to two large customers in 2004 which were not replicated in 2005. These decreases were partially offset by technology upgrade sales of $11.4 million to key customers in 2005. Competitive pressure from satellite and alternative technologies resulted in increased competition and pricing pressure, which was partially offset by significant technological advances in products and services. Partially offsetting the decrease in its North American Network Equipment and Services business was an increase of $6.4 million in sales of hardware to its Consumer/SMB subscribers as HNS continued to add new Consumer/SMB Internet subscribers and sell additional hardware to upgrade subscribers to the DW 7000 products. In addition, International Network Equipment and Services hardware sales revenue increased by $12.2 million primarily due to additional hardware sales in India of $8.5 million primarily in the telecom market and $4.8 million of sales to a large telecom operator in Mexico.

Telecom Systems. For the year ended December 31, 2005, hardware sales revenue from HNS’ Telecom Systems businesses decreased by $24.2 million, or 26.2%, to $68.1 million from $92.3 million for the year ended December 31, 2004. The decrease is primarily related to the completion of deliverables on two contracts with a large mobile satellite operator in the United Arab Emirates which accounted for $21.8 million. Also contributing to the decrease was the completion of warranty services on its two main legacy projects which accounted for another $1.6 million of the decrease.

Cost of Services

For the year ended December 31, 2005, cost of services increased by $6.9 million, or 2.4%, to $297.3 million from $290.4 million for the year ended December 31, 2004, although cost of services as a percentage of revenues remained unchanged at 37% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in the cost of services was the result of the increased subscriber base in the Consumer/SMB business. This larger subscriber base resulted in an increase in satellite capacity lease expense of $15.3 million, an increase in customer care expenses of $4.1 million, an increase in Consumer/SMB network operations center expenses of $1.3 million, and an increase in support costs of $1.1 million. Additionally, there was an increase in International Network Equipment and Services cost of services of $1.4 million in India associated with an increase in revenue. Offsetting these increases was a reduction in depreciation expense of $15.9 million primarily related to the asset impairment recorded in December 2004 in connection with the April 2005 Acquisition (see “—Impact of the April 2005 Acquisition”).

Cost of Hardware Products Sold

For the year ended December 31, 2005, cost of hardware products sold decreased by $45.8 million, or 13.5%, to $292.9 million from $338.7 million for the year ended December 31, 2004. Cost of hardware products sold as a percentage of revenues also decreased, to 36% for the year ended December 31, 2005 from 43% for the year ended December 31, 2004.

VSAT. For the VSAT segment, costs decreased by $22.6 million or 8.4% to $245.0 million from $267.6 million. This decrease was attributable to lower depreciation of $14.1 million and lower amortization of capitalized development costs of $13.8 million related to the asset impairment recorded in December 2004. Additionally, the launch of its next generation terminal in 2005 resulted in lower product cost per unit due to improvements in engineering design, increased volume, and purchasing efficiency. This resulted in $2.2 million lower costs of hardware products sold in 2005 as compared to 2004. Partially offsetting these decreases was a $6.9 million increase in product support costs.

Telecom Systems. For the Telecom Systems segment, cost of hardware product sold decreased by $23.2 million, or 32.6%, to $47.9 million from $71.1 million. This decrease resulted primarily from $16.8 million in lower product costs and reduced project specific engineering efforts due to the substantial completion of two contracts with a large mobile satellite operator in the United Arab Emirates and the completion of warranty services on its two main legacy projects. Additionally, costs decreased related to $2.6 million of higher expenses incurred in 2004 due to the termination of leases on test and factory equipment in early 2005. Also contributing to the decrease was lower amortization of capitalized development costs of $2.2 million related to the asset impairment recorded in December 2004.

Research and Development

For the year ended December 31, 2005, research and development expense decreased by $18.4 million, or 33.0%, to $37.3 million from $55.7 million for the year ended December 31, 2004. Research and development expense as a percentage of revenues also decreased, to 5% for the year ended December 31, 2005 from 7% for the year ended December 31, 2004. The decrease in research and development expense was due to an $18.6 million decrease in SPACEWAY research and development expenses resulting from DIRECTV’s decision in the third quarter of 2004 to change its SPACEWAY business plan.

Sales and Marketing

For the year ended December 31, 2005, sales and marketing expense increased by $1.6 million, or 2.2%, to $74.2 million from $72.6 million for the year ended December 31, 2004, although sales and marketing expense as a percentage of revenues remained unchanged at 9% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in sales and marketing expense is due primarily to a $4.7 million increase in expenses attributable to commissions and residuals paid to dealers and customer service representatives as a result of the subscriber growth in the Consumer/SMB business and a $1.3 million increase in advertising costs primarily related to the placement of additional advertisements and infomercials. These increased costs were partially offset by a $3.7 million decrease in SPACEWAY marketing efforts due to headcount and other cost reductions attributable to DIRECTV’s decision that HNS would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated which resulted in a reduction in its efforts to introduce existing and prospective customers to the SPACEWAY technology. In addition, costs decreased by $0.8 million in its North American Network Equipment and Services business due to lower commission expenses incurred by the sales organization as a result of a lower volume of business.

General and Administrative

For the year ended December 31, 2005, general and administrative expense decreased by $28.9 million, or 33.8%, to $56.6 million from $85.5 million for the year ended December 31, 2004. General and administrative expense as a percentage of revenues also decreased, to 7% for the year ended December 31, 2005 from 11% for the year ended December 31, 2004. The decrease in general and administrative expense was primarily due to the $11.2 million decrease in pension expense related to pension programs which were not continued following the April 2005 Acquisition, a $3.3 million decrease in depreciation expense following the asset impairment recorded in December 2004, a $1.7 million decrease related to reductions in the cost of general business insurance and termination of the DIRECTV long term incentive program in which HNS employees participated for which costs were allocated by DIRECTV, a $4.1 million decrease in rents and other facilities related costs for facilities retained by DIRECTV, a $4.8 million charge in 2004 to write-off receivables from two customers in Europe, and a $5.9 million decrease in the cost of its legal function as a result of reductions in headcount and reduced litigation expense. These decreases were partially offset by an increase in credit card transaction fees of $1.6 million in the Consumer/SMB business that resulted from an increase in the number of transactions as its subscriber base continued to grow.

Restructuring Costs

For the year ended December 31, 2005, restructuring costs decreased by $7.9 million to $3.1 million from $11.0 million. The 2005 restructuring costs related to a reduction of approximately 1% of the then existing headcount in its domestic operations and the decision to close one of its network operations centers related to

SPACEWAY which resulted in charges for the cancellation of equipment leases. The 2004 restructuring costs reflect a workforce reduction of approximately 9% of its then existing domestic headcount and related principally to the realignment of the SPACEWAY program.

SPACEWAY Impairment Provision

In the year ended December 31, 2004, HNS recorded a SPACEWAY impairment provision of $1,217.7 million after conducting an impairment analysis of its investment in SPACEWAY triggered by decisions made by DIRECTV that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated. See “—Factors Affecting HNS’ Results of Operations—SPACEWAY Impairment Charge.”

Asset Impairment Provision

In the year ended December 31, 2004, HNS recorded an asset impairment charge of $150.3 million, based on an impairment analysis of its long-lived assets. See “—Impact of the April 2005 Acquisition.”

Operating Income (Loss)

HNS generated operating income of $45.5 million in the year ended December 31, 2005 compared to an operating loss of $1,432.5 million for the year ended December 31, 2004. The majority of the improvement was attributable to the SPACEWAY and the asset impairment provisions recorded in 2004. In addition, operating income improved in the VSAT segment for the year ended December 31, 2005, as a result of increased revenue primarily in the Consumer/SMB business coupled with product cost reductions related to the next generation VSAT terminal and operating expense reductions in the total VSAT business segment.

Interest Expense

Interest expense consists primarily of the gross interest costs HNS incurs related to its senior debt facilities, various borrowings by its foreign subsidiaries, and VSAT hardware financing. For the year ended December 31, 2005, interest expense increased by $16.9 million, or 225.3%, to $24.4 million from $7.5 million for the year ended December 31, 2004. This increase is due primarily to interest incurred on the $325.0 million of term indebtedness entered into in connection with the April 2005 Acquisition. Assuming that going forward HNS only enters into new arrangements in which HNS does not have a continuing obligation to perform, in 2006 its interest expense attributable to VSAT hardware financing will be lower than the 2005 amount.

Other Income (Expense), Net

For the year ended December 31, 2005, other income (expense), net decreased by $3.6 million, or 55.4%, to $2.9 million from $6.5 million for the year ended December 31, 2004. This decrease was primarily attributable to a $5.8 million gain recognized in 2004 attributable to the sale of a building in San Diego as HNS scaled back operations at that location, partially offset by higher interest income of $2.1 million. Interest income increased due to the investment of funds borrowed in connection with the April 2005 Acquisition.

Year ended December 31, 2004 compared to year ended December 31, 2003

The following table presents HNS’ revenues for the years ended December 31, 2003 and 2004, and the increase or decrease and percentage change between the periods presented:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
(Dollars in thousands)	2003	2004
Revenues:
Services	$328,989	$383,519	$54,530	17%
Hardware sales	422,159	405,831	(16,328)	(4)%

Total revenues	$751,148	$789,350	$38,202	5%

Revenue by end markets:
North American Network Equipment and Services	$307,272	$305,266	$(2,006)	(1)%
Consumer/SMB	162,556	202,838	40,282	25%
International Network Equipment and Services	195,795	188,589	(7,206)	(4)%

Total VSAT	665,623	696,693	31,070	5%

Mobile Satellite Systems	73,529	73,017	(512)	(1)%
Terrestrial Microwave	11,996	19,640	7,644	64%

Total Telecom Systems	85,525	92,657	7,132	8%

Total revenues	$751,148	$789,350	$38,202	5%

Services Revenue

Substantially all HNS’ services revenue is generated by its VSAT business. For the year ended December 31, 2004, services revenue increased by $54.5 million, or 16.6%, to $383.5 million from $329.0 million for the year ended December 31, 2003. This increase is due primarily to revenue increases in its Consumer/SMB and International Network Equipment and Services markets. Consumer/SMB service revenue increased by $35.9 million due to increases in its subscriber base and ARPU. Its consumer subscriber base increased by approximately 44,700 on a net basis from 179,700 at December 31, 2003 to 224,400 at December 31, 2004. ARPU increased approximately $5 in 2004 to $56 from $51 in 2003. International Network Equipment and Services revenue increased primarily due to $17.2 million attributable to new customer contracts in Europe.

Hardware Sales Revenue

For the year ended December 31, 2004, hardware sales revenue decreased by $16.4 million, or 3.9%, to $405.8 million from $422.2 million for the year ended December 31, 2003.

VSAT. For the year ended December 31, 2004, VSAT hardware sales revenue decreased by $23.1 million, or 6.9%, to $313.5 million from $336.6 million for the year ended December 31, 2003. HNS’ revenues from North American enterprise customers declined slightly due to continued pricing pressures, which were partially offset by an increase in the number of units shipped. Revenues from its international customers declined despite an approximate doubling in the number of units shipped as HNS transitioned its product line to a new generation of lower-priced hardware and its 2003 VSAT hardware revenue included $24.4 million of sales to a telecommunications company in Africa that were not replicated in 2004. Partially offsetting this decline in its enterprise hardware business was a $2.3 million increase in revenues from sales of hardware to its consumer subscribers.

Telecom Systems. For the year ended December 31, 2004, hardware sales revenue from HNS’ Telecom Systems businesses increased by $6.8 million, or 8.0%, to $92.3 million from $85.5 million for the year ended December 31, 2003. The increase is primarily related to sales to European telecommunications providers in its Terrestrial Microwave business.

Cost of Services

For the year ended December 31, 2004, cost of services decreased by $9.4 million, or 3.1%, to $290.4 million from $299.8 million for the year ended December 31, 2003. Cost of services as a percentage of revenues also decreased, to 37% for the year ended December 31, 2004 from 40% for the year ended December 31, 2003. This decrease is due primarily to hub consolidation as HNS reduced its number of hubs globally from seven to four and eliminated associated costs. In addition, HNS wrote off $7.1 million of accounts receivable in 2003 relating to two new enterprise VSAT customers who defaulted on their services contracts and HNS did not experience a similar write-off of that magnitude in 2004. These declines were partially offset by an increase in transponder lease costs of $11.3 million to $133.3 million in 2004 from $122.0 million in 2003. The depreciation of the United States dollar versus the currencies in which its international subsidiaries operate further offset these declines in cost of services. Excluding the impact of the write-off of accounts receivable discussed above, HNS’ cost of services remained relatively flat, while its services revenues increased by $54.5 million from 2003 to 2004.

Cost of Hardware Products Sold

For the year ended December 31, 2004, cost of hardware products sold decreased by $50.8 million, or 13.0%, to $338.7 million from $389.5 million for the year ended December 31, 2003. Cost of hardware products sold as a percentage of revenues also decreased, to 43% for the year ended December 31, 2004 from 52% for the year ended December 31, 2003. The decrease in cost of hardware products sold is due primarily to cost savings of $34.6 million related to a reduction in the per unit manufacturing cost of VSATs in addition to the overall reduction of hardware sales. In addition, cost of hardware products sold in 2003 included $11.3 million relating to inventory write-downs in its Terrestrial Microwave and International Network Equipment and Services businesses and a write-down of a note receivable from a reseller.

Research and Development

For the year ended December 31, 2004, research and development expense increased by $21.6 million, or 63.3%, to $55.7 million from $34.1 million for the year ended December 31, 2003. Research and development expense as a percentage of revenues also increased, to 7% for the year ended December 31, 2004 from 5% for the year ended December 31, 2003. The increase in research and development expense was due primarily to $20.3 million in research and development costs for SPACEWAY resulting from the decision in the third quarter of 2004 to change its SPACEWAY business plan and therefore discontinue the capitalization of development costs.

Sales and Marketing

For the year ended December 31, 2004, sales and marketing expense decreased by $2.8 million, or 3.7%, to $72.6 million from $75.4 million for the year ended December 31, 2003. Sales and marketing expense as a percentage of revenues also decreased, to 9% for the year ended December 31, 2004 from 10% for the year ended December 31, 2003. The decrease in sales and marketing expense is due primarily to $5.2 million in lower commissions as HNS shifted the focus of its consumer sales effort from a dealer network to online sales, with the resulting savings partially offset by a $3.2 million increase in the cost of placing additional advertisements and infomercials on DIRECTV’s digital television service.

General and Administrative

For the year ended December 31, 2004, general and administrative expense decreased by $4.4 million, or 4.9%, to $85.5 million from $89.9 million for the year ended December 31, 2003. General and administrative expense as a percentage of revenues also decreased, to 11% for the year ended December 31, 2004 from 12% for the year ended December 31, 2003. In 2003, general and administrative expenses were negatively impacted by a $6.2 million foreign exchange loss. 2004 expenses reflected higher outside legal costs of $2.0 million which pertained to a litigation matter that was resolved in the first quarter of 2005. Net of these two items, general and administrative expenses decreased $0.2 million, primarily as a result of lower employee costs driven by headcount reductions in 2004.

Restructuring Costs

For the year ended December 31, 2004, restructuring costs increased by $6.9 million to $11.0 million from $4.1 million for the year ended December 31, 2003. The 2004 restructuring costs reflect a workforce reduction of 164 employees, or approximately 9% of its 2004 domestic headcount, and the 2003 restructuring costs reflect the reduction of 171 employees, or approximately 7% of its 2003 domestic headcount. The 2004 restructuring, which related principally to its domestic operations, was taken as a result of the realignment of the SPACEWAY program, and HNS implemented the 2003 restructuring in order to reduce its cost structure as HNS neared the completion of several engineering-intensive Mobile Satellite Systems programs. Severance costs per employee were greater in 2004 due to enhanced severance benefit programs resulting from the News Corporation transaction.

SPACEWAY Impairment Provision

In the third quarter of 2004, HNS incurred a SPACEWAY impairment charge of $1,217.7 million relating to its SPACEWAY program. See “—Factors Affecting HNS’ Results of Operations—SPACEWAY Impairment Charge.”

Asset Impairment Provision

As a result of the execution of the December 2004 contribution and membership interest purchase agreement, HNS performed an impairment analysis of its long-lived assets. Based on the purchase price of the assets in the April 2005 Acquisition, the fair value was determined to be $150.3 million less than the carrying amount. See “—Impact of the April 2005 Acquisition.”

Operating Loss

For the reasons discussed above, HNS’ operating loss increased by $1,290.8 million from a loss of $141.7 million in 2003 to a loss of $1,432.5 million in 2004.

Interest Expense

Interest expense consists primarily of the gross interest costs HNS incurs related to various borrowings by its foreign subsidiaries and VSAT hardware financing. For the year ended December 31, 2004, interest expense decreased by $4.7 million, or 38.5%, to $7.5 million from $12.2 million for the year ended December 31, 2003. This decrease is due primarily to lower interest expense of $2.9 million due to reduced borrowing levels by its European subsidiary during the year. Further contributing to this decrease is a reduction in interest expense associated with its domestic VSAT hardware financing.

Other Income (Expense), Net

Other income (expense), net consists of non-operating income less non-operating expenses. For the year ended December 31, 2004, other income (expense), net increased by $9.7 million to $6.5 million from $(3.2) million for the year ended December 31, 2003. This increase is due primarily to a $5.8 million gain recognized in connection with the sale of its San Diego property, a reduction of $1.3 million in equity losses from affiliates, and a reduction in its foreign income tax expense of $2.1 million.

Selected Segment Data

HNS’ operations are comprised of two segments: (i) the VSAT segment, which consists of the North American Network Equipment and Services business, the Consumer/SMB business and the International Network Equipment and Services business and (ii) the Telecom Systems segment, which consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. The following tables set forth HNS’ revenues and operating income (loss) by segment:

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Revenues:
VSAT	$665,623	$696,693	$738,321
Telecom Systems	85,525	92,657	68,588

Total revenues	$751,148	$789,350	$806,909

	Years Ended December 31,
(Dollars in thousands)	2003	2004	2005
Segment operating income (loss):
VSAT	$(123,189)	$(1,407,574)	$33,289
Telecom Systems	(18,465)	(24,925)	12,240

Total segment operating income (loss)	$(141,654)	$(1,432,499)	$45,529

Liquidity and Capital Resources of Hughes Network Systems, LLC

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $46.9 million, or 53.5%, to $40.8 million for the year ended December 31, 2005 from $87.7 million for the year ended December 31, 2004. This decrease was due primarily to a reduction in cash flow from changes in operating assets and liabilities of $87.2 million, higher interest expense of $16.9 million attributable primarily to its new term indebtedness incurred in April 2005, and higher sales and marketing expense of $1.6 million. The reduction in cash flow from changes in operating assets and liabilities was due primarily to a $28.0 million increase in accounts receivable, a $21.7 million decrease in accounts payable, and a $23.1 million decrease in short-term borrowings. Accounts receivable went up due to (i) an increase in trade receivables and contracts in process of $20.4 million primarily due to increases in India, Europe and Brazil as a result of VSAT transactions related to increased activity, and (ii) a reduction of $7.3 million in the allowance for doubtful accounts primarily related to improvements in collections. Accounts payable decreased due to (i) a reduction of $16.2 million in the U.S. entities primarily as a result of changes in check remittance processing and the timing of receipt of materials and services (ii) an $8.7 million decrease in Europe related to cash management activities, including the net payment in 2005 of $3.4 million accrued at December 31, 2004 due to a space segment provider in connection with previously disputed invoices and (iii) a net increase of $2.7 million in India primarily due to higher sales and cost of sales activity at year end 2005 for which payments had not yet occurred. Short-term borrowings decreased primarily due to a decrease in VSAT hardware financing as a result of scheduled reductions in debt of $26.2 million offset by changes in current year activity related to new transactions and modifications of existing transactions. The reduction was partially offset by an improvement in gross margin (revenues less costs of services and hardware), research and development expense, general and administrative expense and restructuring costs, net of the impact of the change in depreciation expense totaling $55.6 million; and an increase of $2.1 million in interest income, primarily attributable to additional interest income earned on invested funds.

For the year ended December 31, 2005, net cash provided by operating activities was principally comprised of $24.0 million net income, increased by $40.9 million of depreciation and amortization and $1.0 million of debt issuance cost amortization, partially offset by a reduction in cash flows from operating assets and liabilities of $25.2 million.

For the year ended December 31, 2004, net cash provided by operating activities was principally comprised of a $1,433.5 million net loss, increased by a $5.8 million gain on disposal of assets, partially offset by the $1,368.0 million SPACEWAY and other asset impairment provisions, $97.0 million of depreciation and amortization and an increase in cash flows from operating assets and liabilities of $62.0 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $14.2 million, or 11.6%, to $108.6 million for the year ended December 31, 2005 from $122.8 million for the year ended December 31, 2004. The decrease relates primarily to the $46.1 million decrease in capital expenditures, consisting principally of a $20.7 million decrease in capital expenditures on the SPACEWAY project resulting from DIRECTV’s decision in the third quarter of 2004 that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SPACEWAY 3. Also contributing to the decrease was $23.6 million, related to decreased capital expenditures on VSAT operating lease hardware. Offsetting the decrease in capital expenditures was a purchase of $13.5 million in short-term marketable securities in 2005, an increase in the change in restricted cash of $1.7 million, and the receipt in 2004 of $17.0 million in connection with the sale of a building in San Diego as HNS scaled back operations at that location.

Capital expenditures for the years ended December 31, 2004 and December 31, 2005 consists of the following:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2004	2005
Capital expenditures
SPACEWAY program	$60,584	$39,878	$(20,706)
VSAT operating lease hardware	27,724	4,093	(23,631)
Capitalized software	16,673	16,144	(529)
Other capital expenditures—VSAT	28,154	30,127	1,973
Capital expenditures—other	5,696	2,508	(3,188)

Total capital expenditures	$138,831	$92,750	$(46,081)

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities increased $156.4 million, or 2,202.8% to $163.5 million for the year ended December 31, 2005 from $7.1 million for the year ended December 31, 2004. This increase relates primarily to the borrowing of $325.0 million under the credit facilities, partially offset by the $161.3 million difference between the net distribution to DTV Networks of $108.9 million in 2005 compared to the $52.4 million in net contribution by DTV Networks in 2004. This difference is primarily attributable to the $190.7 million payment to DTV Networks in connection with the April 2005 Acquisition. In addition, cash used in financing activities in 2005 included $10.5 million of fees and expenses relating to the issuance of the credit facilities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $37.1 million, or 73.3%, to $87.7 million for the year ended December 31, 2004 from $50.6 million for the year ended December 31, 2003. The increase was primarily due to the $98.5 million increase in gross margin (revenues less costs of services and hardware). This improvement was partially offset by a reduction in cash flow from changes in operating assets and liabilities of $43.4 million, higher research and development expense of $21.6 million and an increase in restructuring costs of

$6.9 million. For the year ended December 31, 2004, net cash provided by operating activities was principally comprised of a $1,433.5 million net loss increased by a $5.8 million gain on disposal of assets, offset by $1,368.0 million of non-cash impairment provisions, $97.0 million of depreciation and amortization and an increase in cash flows from operating assets and liabilities of $62.0 million. For the year ended December 31, 2003, net cash provided by operating activities was principally comprised of a $157.0 million net loss, offset by $94.8 million of depreciation and amortization and an increase in cash flows from operating assets and liabilities of $105.4 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $94.0 million, or 43.4%, to $122.8 million for the year ended December 31, 2004 from $216.8 million for the year ended December 31, 2003. The decrease relates primarily to the $75.6 million decrease in capital expenditures on the SPACEWAY project resulting from DIRECTV’s decision in the third quarter of 2004 that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SPACEWAY 3. Also contributing to the decrease was $17.0 million of cash received from the sale of its San Diego property in the fourth quarter of 2004 and a $9.8 million reduction, to $27.7 million, related to capital expenditures on VSAT operating lease hardware. Other capital expenditures—VSAT relate principally to expansion of shared hub operations, improvements in its network operations center and other capacity enhancements.

Capital expenditures for the years ended December 31, 2003 and December 31, 2004 consist of the following:

	Years Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2003	2004
Capital expenditures
SPACEWAY program	$136,198	$60,584	$(75,614)
VSAT operating lease hardware	37,520	27,724	(9,796)
Capitalized software	20,073	16,673	(3,400)
Other capital expenditures—VSAT	10,429	28,154	17,725
Capital expenditures—other	11,309	5,696	(5,613)

Total capital expenditures	$215,529	$138,831	$(76,698)

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased $128.7 million, or 94.8%, to $7.1 million for the year ended December 31, 2004 from $135.8 million for the year ended December 31, 2003. This decrease relates primarily to a $147.1 million decrease in investments made by DIRECTV in connection with the SPACEWAY program realignment. Its financing activities for the year ended December 31, 2004 were principally comprised of $52.4 million of cash invested by DIRECTV and $31.1 million of new borrowings related to VSAT hardware financing, partially offset by $65.9 million of repayments of borrowings related to VSAT hardware financing and an $10.1 million net reduction in other borrowings by its foreign subsidiaries. Its financing activities for the year ended December 31, 2003 were principally comprised of $199.5 million of cash invested by DIRECTV and $46.8 million of new borrowings related to VSAT hardware financing, partially offset by $59.0 million of repayments of borrowings related to VSAT hardware financing and a $50.1 million net reduction in other borrowings by its foreign subsidiaries.

Future Liquidity Requirements

HNS is significantly leveraged. Its significant degree of leverage may pose risks to you. See Item 1A. “Risk Factors—Risks Related to HNS’ Indebtedness—HNS’ high level of indebtedness could adversely affect our ability to raise additional capital to fund HNS’ operations and could limit our ability to react to changes in the economy or HNS’ industry.”

HNS expects that its principal future liquidity requirements will be for working capital, debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. Pursuant to the April 2005 Acquisition, HNS incurred $325.0 million of term indebtedness with a floating interest rate and obtained a $50.0 million revolving credit facility which was undrawn at December 31, 2005. The $325.0 million is comprised of a first lien credit facility of $275.0 million and a second lien credit facility of $50.0 million. At December 31, 2005, the interest rate with respect to outstanding borrowings under the first lien credit facility was 8.19% per annum and the interest rate with respect to outstanding borrowings under the second lien credit facility was 12.44% per annum. Principal repayment for both credit facilities starts on June 30, 2007, and the final payment is due on April 22, 2012 for the first lien credit facility and April 22, 2013 for the second lien credit facility. The $50.0 million revolving credit facility is available under the first lien credit agreement for borrowings and for issuance of letters of credit. At December 31, 2005, HNS has issued letters of credit totaling $12.1 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility at December 31, 2005 was $37.9 million.

On April 13, 2006, HNS, along with HNS Finance Corp. as co-issuer, issued $450.0 million aggregate principal amount of 9 1/2% senior notes due 2014, or Senior Notes, in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of other HNS subsidiary guarantors, including the indebtedness under HNS’ revolving credit facility. A portion of the net proceeds of the offering were used to repay term loan borrowings under HNS’ credit facilities. The remainder is available to HNS for general corporate purposes. In connection with the offering, HNS amended its $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, or the Securities Act, and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act.

The agreements governing the amended revolving credit facility and Senior Notes require HNS to comply with certain affirmative and negative covenants, for as long as there is any debt balance outstanding under the amended revolving credit facility and the Senior Notes are outstanding. Affirmative covenants under the amended revolving credit facility include items such as preserving its businesses and properties, maintaining insurance over its assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agents its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, reports setting forth litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Negative covenants under the amended revolving credit facility include limitations on amendments or modifications to indebtedness. Negative covenants contained in the indenture governing the Senior Notes include limitations on HNS’ ability and/or certain of its subsidiaries’ ability to incur additional indebtedness, issue redeemable stock and subsidiary preferred stock, incur liens, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from HNS’ subsidiaries, sell assets and capital stock of HNS’ subsidiaries, enter into certain transactions with affiliates, consolidate or merge with or into, or sell substantially all of our assets to, another person, and enter into new lines of business.

In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, HNS entered into long term operating leases (generally three to five years) with the customer for the use of the VSAT hardware installed at the customer’s facilities.

Historically, HNS had an arrangement with Alpine Capital Corporation to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, HNS retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, HNS did not recognize a sale of the equipment at the time of such transactions since HNS retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, HNS has received nominal claims from certain customers for Non-Performance Events, but HNS has not been required to make any indemnification payments for a Non-Performance Event. HNS does not maintain a reserve for a Non-Performance Event as HNS believes the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given its ability to quickly re-establish customer service at a relatively nominal cost. For a description of its customer equipment financing arrangements and the impact on its financial statements, see “—Factors Effecting HNS’ Results of Operations—Customer Equipment Financing Arrangements.”

One of HNS’ subsidiaries in India has revolving facilities and term loans with Indian banks. These credit facilities are secured entirely by the assets of that subsidiary. The outstanding balance under the revolving facilities as of December 31, 2005 was $3.7 million. The revolving facilities are used by the Indian subsidiary for funding working capital needs and for issuing bank guarantees to various customers in support of supply contracts. The outstanding balance under the term loans as of December 31, 2005 was $1.1 million. The term loans are used primarily to fund capital expenditures and mature in 2006 and 2007. The Indian subsidiary may be restricted from paying dividends to us under the terms of these loans.

Based on its current and anticipated levels of operations and conditions in its markets and industry, HNS believes that its cash on hand, cash flow from operations and availability under the revolving credit facility will enable HNS to meet its working capital, capital expenditure, including construction costs for SPACEWAY, debt service, research and development and other funding requirements for the foreseeable future. However, its ability to fund its working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by its customers and other factors, many of which are beyond its control. Any future acquisitions, joint ventures, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to HNS on acceptable terms, if at all. HNS’ subsidiaries are separate and distinct legal entities and, except for its existing and future subsidiaries that will be the guarantors of the notes, they will have no obligation, contingent or otherwise, to pay amounts due under the notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Contractual Obligations

The following table sets forth HNS’ contractual obligations and capital commitments as of December 31, 2005:

	Payments Due By Year
(Dollars in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Revolving loans	$—	$—	$—	$—	$—	$—	$—
First and second lien credit facilities	325,000	—	2,438	3,250	3,250	3,250	312,812
Operating leases, primarily real property	11,965	5,560	2,395	1,725	1,159	560	566
Service contract (1)	14,021	9,568	4,453	—	—	—	—
Construction and launch services contracts for SPACEWAY 3	83,500	69,500	14,000	—	—	—	—
VSAT hardware financing obligations (2)	42,217	25,171	4,727	8,099	3,141	1,079	—
Transponder lease obligations	409,203	136,598	93,814	63,173	35,896	25,402	54,320
Hughes Escorts Communications Limited debt	4,805	4,445	360	—	—	—	—
Due to Affiliates	27,927	18,960	8,967	—	—	—	—
Estimated interest payments (3)	197,711	34,296	33,078	30,992	29,319	28,070	41,956

Total	$1,116,349	$304,098	$164,232	$107,239	$72,765	$58,361	$409,654

(1)	Amount represents a cumulative commitment over the 27 months ended March 31, 2007, for which HNS has provided a valuation reserve of $2.8 million.
(2)	Principal and interest obligations related to its VSAT hardware financing obligations are funded by payments received from customers under the service agreements with those customers.
(3)	Estimated interest payments were calculated as follows: (i) interest on the first and second lien credit facilities was calculated based on the rates in effect on December 31, 2005 and (ii) interest on the VSAT hardware financing obligations and the Hughes Escorts Communications Limited fixed rate debt were calculated based on the applicable rates and payment dates as contained in the debt instruments.

Additional details regarding these obligations are provided in the notes to the financial statements of HNS included elsewhere in this report.

The table above is historical and does not give effect to the issuance of HNS’ $450.0 million of Senior Notes and the repayment of all term loan borrowings under the first and second lien credit facilities with a portion of the proceeds therefrom.

Commitments and Contingencies

In 2002, the Department of Revenue Intelligence, or DRI, in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd., or HTIL, relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. or TTML, after the Tata Group purchased its equity interest in December 2003, is the principal party of interest in this action. HNS, together with the other named suppliers, is potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with its sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. Currently, the parties have filed replies to the DRI’s allegations and are engaged in a series of hearings to resolve the matter before a forum known as the Settlement Commission.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business. HNS is now eligible to seek reinstatement and intend to do so in the near future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, HNS is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the consent agreement, and if ultimately unable to perform, HNS may be liable for certain damages of up to $5.0 million as a result of its non-performance. In November 2005, HNS received notice that one of these customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration was stayed pending non-binding mediation. The non-binding mediation was completed in March 2006 and did not resolve the dispute. As a result, the arbitration is expected to resume.

HNS is also involved in various claims and lawsuits arising in the normal conduct of its business. Its management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct its business.

Off-Balance Sheet Arrangements

HNS is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds expire typically when the warranty expires, generally one year after the installation of the equipment.

As of December 31, 2005, $26.9 million of HNS’ contractual obligations to customers and other statutory/governmental agencies were secured by letters of credit issued through its and its subsidiaries’ credit facilities. Of this amount, $12.1 million were issued under the $50.0 million revolving credit facility, $4.9 million were secured by restricted cash, and the balance was secured by letters of credit issued under credit arrangements available to its Indian subsidiaries. Certain of the letters of credit issued by its Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of its hardware sales occur in the second half of the year due to its customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on HNS’ results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 17 of the notes to HNS’ financial statements included elsewhere in this report.

Critical Accounting Policies

HNS’ discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements require HNS to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. HNS evaluates these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues, are recognized as services are rendered or products are installed or shipped to third-party installer and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. HNS offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Hardware sales totaling $55.4 million, $58.0 million and $55.8 million in the years ended December 31, 2005, 2004 and 2003, respectively, represent annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which HNS has retained a financial obligation to the financial institution. At the inception of the operating lease, HNS receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which HNS has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), HNS recognizes a corresponding liability to the financial institution. Hardware lease revenues are recognized over the term of the operating lease. HNS capitalizes the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciate these costs over the term of the customer lease agreement. Such depreciation is included in costs of hardware products sold. Revenues from these customer contracts are not recorded until they are earned on a month-to-month basis. For transactions in which HNS has not retained a continuing obligation to the financing institution, hardware revenues are recognized at the inception of the transaction. For a description of its customer equipment financing arrangements and the impact on its financial statements, see—Customer Equipment Financing Arrangements.”

Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. This requires HNS to develop estimates of the costs to complete contracts and adjust the estimates as progress is made on the contracts. Changes to the estimated cost at completion impact the amount of revenue and profit (loss) recognized. Estimated losses on contracts are recorded in the period in which they are identified.

Impairment of Long-Lived Assets

HNS evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. HNS considers the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, HNS recognizes a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. HNS determines fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. HNS determines losses on long-lived assets to be disposed of in a similar manner, except that HNS reduces the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Income Taxes

HNS is a limited liability company and, as such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Foreign income taxes for its consolidated foreign subsidiaries are reflected in the financial statements in other income (expense), net.

Subscriber Acquisition Costs

Subscriber acquisition costs, which are included in prepaid expenses and other, are incurred to acquire new consumer and SMB subscribers. Subscriber acquisition costs consist of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. Subscriber acquisition costs are deferred when a customer commits to a 12 to 15-month service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. HNS monitors the recoverability of subscriber acquisition costs and are entitled to an early termination fee (secured by customer credit card information obtained up-front) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, or the ability to charge an early termination fee.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed. Software development costs capitalized at December 31, 2004 were written off as a result of the asset impairment analysis.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board or FASB, issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” or FIN 46R. FIN 46R requires the consolidation of a variable interest entity, or VIE, where a holder of variable interests achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. FIN 46R became effective for HNS on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In March 2005, the FASB, issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” or FIN 47, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for HNS on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. HNS elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on its results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin No. 43, or ARB 43, Chapter 4, or SFAS No. 151. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a significant impact on HNS’ results of operations or financial position.

HNS adopted SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board Opinion No. 29,” or SFAS No. 153, on July 1, 2005. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” a revision of SFAS No. 123, or SFAS No. 123R. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for HNS for annual periods beginning after December 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As HNS currently accounts for share-based payments using the fair value method under SFAS No. 123, HNS does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 154. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. HNS does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155, an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. HNS does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as projections by us of future events or losses.

Interest Rate Risk

As of December 31, 2005, we had $18.5 million of cash, cash equivalents, restricted cash and short-term cash investments. These cash, cash equivalents, restricted cash and short-term cash investments are subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Foreign Currency Risk

Through December 31, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative value of non-U.S. currencies to the U.S. dollars. Financial statements of AfriHUB’s Nigerian operations are prepared using the Nigerian Naira as the functional currency. As AfriHUB does not use derivative financial instruments to limit its exposure to fluctuations in the exchange rate with the Naira, we may experience gains or losses in future periods. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of Naira denominated assets and liabilities would be an estimated loss of less than $0.1 million as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this report. All of the information that has been omitted is either inapplicable or not required.

Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, members of management of our company and SkyTerra, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our company’s disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers. All of our directors hold office for the remainder of their full term and until their successors are duly elected and qualified. Executive officers serve at the request of the board of directors.

The following table sets forth information concerning our directors and executive officers:

Name	Age	Position
Pradman P. Kaul	59	Director, Chief Executive Officer and President
Grant A. Barber	46	Executive Vice President and Chief Financial Officer
T. Paul Gaske	52	Executive Vice President
Dean Manson	39	Vice President, General Counsel and Secretary
Thomas J. McElroy	50	Chief Accounting Officer
Adrian Morris	51	Executive Vice President
Bahram Pourmand	59	Executive Vice President
Andrew D. Africk	39	Director
Stephen H. Clark	61	Director
Jeffrey A. Leddy	50	Director and Former Chief Executive Officer and President
Aaron J. Stone	33	Director
Michael D. Weiner	53	Director

Set forth below is information concerning our executive officers.

Pradman P. Kaul—Director, Chief Executive Officer and President. Mr. Kaul has been a director as well as our Chief Executive Officer and President since February 3, 2006, and has been HNS’ Chief Executive Officer since 2000. Mr. Kaul was appointed to HNS’ board of managers on April 22, 2005. Mr. Kaul has been with HNS since 1973. Previously, Mr. Kaul served as President and Chief Operating Officer, Executive Vice President, and HNS’ Director of Engineering. Before joining HNS, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on several public boards including Primus Telecom in the United States and Tata Teleservices (Maharashtra) Ltd. in India.

Grant A. Barber—Chief Financial Officer and Executive Vice President. Mr. Barber has been our Chief Financial Officer and Executive Vice President since February 3, 2006 and joined HNS in January 2006. From 2003 to 2006, Mr. Barber served first as Controller and then Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. Prior to that, from 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England.

T. Paul Gaske—Executive Vice President. Mr. Gaske has been our Executive Vice President since February 3, 2006 and has been the Executive Vice President and General Manager for HNS’ North American division since 1999. Mr. Gaske joined HNS in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career, including Vice President of Marketing of HNS’ International Satellite Division. Mr. Gaske holds a Bachelors Degree in Electrical Engineering from the University of Maryland and a Master’s Degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets, and the holder of numerous patents in satellite communications and broadband networking.

Dean Manson—Vice President, General Counsel and Secretary. Mr. Manson has been our Vice President, General Counsel and Secretary since February 3, 2006 and has been HNS’ Vice President, General Counsel and Secretary since November 2004. Mr. Manson also serves as director or officer for several of our subsidiaries. Mr. Manson joined HNS in June 2000, as Assistant Vice President, Legal, and, in 2001, became its Assistant Vice President and Associate General Counsel. Prior to joining HNS, Mr. Manson was an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP from September 1993. Mr. Manson earned a Bachelor of Science in Engineering degree from Princeton University and a certificate from Princeton’s Woodrow Wilson School of Public and International Affairs. He received a Juris Doctorate degree from Columbia University School of Law.

Thomas J. McElroy—Chief Accounting Officer. Mr. McElroy has been our Chief Accounting Officer since February 3, 2006 and has been HNS’ Vice President and Controller since June 1, 1996. Mr. McElroy joined HNS in January 1988 as a Director of Finance. Prior to joining HNS, Mr. McElroy was an associate at Price Waterhouse in Washington, DC from 1977 to 1988.

Adrian Morris—Executive Vice President. Mr. Morris has been our Executive Vice President since February 3, 2006 and has been HNS’ Senior Vice President of Engineering since June 1996. Mr Morris joined HNS in 1982 as a design engineer and has worked in product development both in a design and management capacity for the past 23 years.

Bahram Pourmand—Executive Vice President. Mr. Pourmand has been our Executive Vice President since February 3, 2006 and has been an Executive Vice President and the General Manager of HNS’ International Division since 1993. Mr. Pourmand joined HNS in 1979 and is currently responsible for all aspects of HNS’ international operations. In this capacity, he oversees profit and loss, marketing, product development and strategic direction for HNS’ global activities. He is also a member of HNS’ Executive Committee which oversees the overall management of HNS. Prior to joining HNS, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in electrical engineering from Texas Tech University and a Master’s of Science Degree in Electrical Engineering from Southern Methodist University.

Set forth below is information concerning our directors.

Andrew D. Africk—Director. Mr. Africk has been a director since December 2, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. He serves on the boards of directors of Intelsat Holdings, Ltd., SkyTerra, Superior Essex, Inc. Mobile Satellite Ventures GP, TerreStar Networks, Inc. and several private venture companies. Mr. Africk also serves on the board of managers of HNS. Mr. Africk serves on our Audit Committee and Compensation Committee.

Stephen H. Clark—Director. Mr. Clark has been a director since March 7, 2006. Mr. Clark is a private investor who has more than 30 years of general management experience in the communications, technology and manufacturing sectors. In 1997, he founded SpectraSite Communications, Inc., a wireless communications tower operator based in Cary, NC with a nationwide portfolio of 8,000 towers. He served as President, Chief Executive Officer and Chairman of the Board of Directors of SpectraSite Communications until August, 2005 when the company was sold to American Tower Corporation. Mr. Clark serves on our Audit Committee and Compensation Committee.

Jeffrey A. Leddy—Director and Former Chief Executive Officer and President. Mr. Leddy has been a director since our formation on June 23, 2005. Mr. Leddy was our President from our formation on June 23, 2005 until February 3, 2006 and our Chief Executive Officer from November 8, 2005 until February 3, 2006. Mr. Leddy has been SkyTerra’s Chief Executive Officer and President since April 2003, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy serves on the board of directors of SkyTerra, Mobile Satellite Ventures GP Inc. and Hughes Systique Corporation. Mr. Leddy also serves on the board of managers of HNS.

Aaron J. Stone—Director. Mr. Stone has been a director since December 2, 2005. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Educate Inc. Intelsat Holdings, Ltd., and SkyTerra. Mr. Stone also serves on the board of managers of HNS. Mr. Stone serves on our Audit Committee and Compensation Committee.

Michael D. Weiner—Director. Mr. Weiner has been a director since December 2, 2005. Mr. Weiner joined Apollo Advisors, L.P. and Apollo Real Estate Advisors in 1992 and has served as general counsel of the Apollo organization since that time. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on the Board of Directors of SkyTerra and Quality Distribution, Inc.

Composition of the Board of Directors

Our board of directors currently consists of six members. We currently do not have a chairman. Our board of directors has determined that Mr. Clark is independent (as defined in the NASDAQ Marketplace Rules). Our board of directors is elected annually, and each director holds office for a one-year term.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors currently has an audit committee, a compensation committee and a nominating and corporate governance committee. The composition of the board committees will comply, when required, with the applicable rules of the Sarbanes-Oxley Act of 2002.

The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our board of directors whether the audited financial statements should be included in our Annual Reports on Form 10-K to be filed with the SEC. The members of our audit committee are Mr. Africk, Mr. Stone and Mr. Clark. Our board of directors has determined that Mr. Clark is an independent director. Our board of directors has determined that Mr. Africk is an “audit committee financial expert” under the requirements of NASDAQ and the SEC.

The compensation committee reviews and either approves, on behalf of our board of directors, or recommends to the board of directors for approval (1) the annual salaries and other compensation of our executive officers and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Africk is the chairman of our compensation committee, and the other members of our compensation committee are Mr. Stone and Mr. Clark.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a director or member of the compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Ethics

We have adopted a written code of ethics, the “Code of Ethics for Chief Executive and Senior Financial Officers of Hughes Communications, Inc.” which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions (collectively, the “Selected Officers”). Our Code of Ethics is available on our website at www.hughes.com or you may request a free copy of our Code of Ethics from:

Hughes Communications, Inc.

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

To date, there have been no waivers under our Code of Ethics. We intend to disclose any changes in or waivers from our Code of Ethics applicable to any Selected Officer on our website or by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the forms. During 2005, no officer, director or person who owns more than ten percent of our equity securities was subject to Section 16(a) of the Securities Exchange Act of 1934 because our equity securities were not registered under the Securities Exchange Act of 1934.

Item 11.	Executive Compensation.

Director Compensation

We expect that each non-employee director will receive an annual retainer of $20,000 for service on our Board of Directors, along with expenses incurred in connection with attending each meeting. In addition, we expect that each director, other than directors who were our current or former officers at the time of the Distribution, will receive a one-time grant of 10,000 shares of restricted stock pursuant to our 2006 Equity and Incentive Plan. Such shares will vest ratably annually over three years.

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the compensation for services in all capacities earned by our Chief Executive Officer, a former officer, and other executive officers. We refer to these executives as our “named executive officers” elsewhere in this report. All compensation reflected in this section was paid or awarded directly by SkyTerra, or, in the case of Messrs. Kaul, Gaske, Pourmand, Morris and McElroy by Hughes Network Systems or DIRECTV. All compensation, other than that paid to Messrs. Kaul, Gaske, Pourmand, Morris and McElroy was recorded by us as compensation expense in our historical financial statements.

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation		Securities Underlying Options/ SARs (2)		LTIP Payouts (3)		All Other Compensation
Jeffrey A. Leddy Former Chief Executive Officer and President	2005 2004 2003	$310,000 309,180 232,950	$350,000 300,000 168,750	$	— — —	30,000 70,000 100,000		$	— — —	$10,000 9,000 —

Robert C. Lewis Former Senior Vice President and General Counsel	2005 2004 2003	205,000 203,846 187,615	200,000 100,000 90,000		— — —	10,000 20,000 40,000			— — —	9,159 8,283 3,304

Craig J. Kaufmann Former Controller and Treasurer	2005 2004 2003	120,000 118,269 94,490	150,000 50,000 37,500		— — —	10,000 25,000 15,000			— — —	5,105 4,677 1,465

Pradman P. Kaul Chief Executive Officer and President	2005	540,800	2,261,000		—	—	(7)		698,290	897,969	(5)

T. Paul Gaske Executive Vice President	2005	372,382	1,527,000		—	—	(7)		317,868	43,820	(6)

Bahram Pourmand Executive Vice President	2005	379,413	955,000		—	—	(7)		331,859	44,803	(6)

Adrian Morris Executive Vice President	2005	300,587	977,000		—	—	(7)		215,885	37,705	(6)

Thomas J. McElroy Chief Accounting Officer	2005	187,450	275,000		—	—	(8)		—	20,696	(6)

(1)	Bonuses for services provided in the year ended December 31, 2003 for Messrs. Leddy, Lewis and Kaufmann were granted in January 2004 and are reflected in 2003. Bonuses for services provided in the year ended December 31, 2004 were granted in February 2005 and are reflected in 2004. Bonuses for service provided in the year ended December 31, 2005 were granted in January 2006 and are reflected in 2005. Amounts for Messrs. Kaul, Gaske, Pourmand, Morris and McElroy include approximately $1.85 million, $1.3 million, $0.75 million, $0.8 million and $0.2 million, respectively, in 2005 pursuant to a retention bonus plan of the former parent company of Hughes Network Systems, Inc.

(2)	Represents options to purchase SkyTerra common stock. In connection with the Distribution, pursuant to SkyTerra’s 1998 Long-Term Incentive Plan, the executive received an option to purchase one share of our common stock for each two shares of SkyTerra common stock underlying SkyTerra options held by the executive.
(3)	Amounts shown in this column represent awards earned under DIRECTV Long-term Achievement Plan for 2002-2004 that were paid in 2005.
(4)	Represents employer matching contributions to retirement accounts for Messrs. Leddy, Lewis and Kaufmann.
(5)	Represents $811,399 of deferred compensation from salary and bonus from DIRECTV in 1995 and 1996 and paid to Mr. Kaul as a result of the April 2005 Acquisition. Also represents amounts paid to Mr. Kaul for the following purposes: automobile and benefits allowances, cash payouts for accrued paid time off, reimbursement of premiums for personal liability insurance, financial planning services, premium payments for group term life insurance coverage over $50,000, premium payment for long term disability insurance, and company matching contributions to qualified and non-qualified 401 plans.
(6)	Represents amounts paid to Messrs. Gaske, Pourmand, Morris and McElroy for the following purposes: automobile and benefits allowances, premium payments for group term life insurance coverage over $50,000, premium payment for long term disability insurance, and company matching contributions to qualified and non-qualified 401 plans. Also represents amounts paid to Mr. McElroy as a cash payout for accrued paid time off.
(7)	In March 2006, each of Messrs. Kaul, Gaske, Pourmand and Morris were granted 14,000 shares of restricted stock pursuant to the 2006 Equity and Incentive Plan.
(8)	Mr. McElroy was granted 50,000 HNS bonus units in July 2005. We expect to terminate the HNS bonus unit plan and issue shares of restricted common stock or options to purchase shares of our common stock under the 2006 Equity and Incentive Plan, in lieu of the existing HNS bonus units. If such termination occurs, Mr. McElroy will receive shares of restricted common stock or options to purchase shares of our common stock in an amount and on such terms to be determined by our compensation committee.

SkyTerra Option / SAR Grants in the Last Year

The following table sets forth information concerning grants of stock options to purchase common stock of SkyTerra during the year ended December 31, 2005 to the named executive officers. In connection with the Distribution, holders of stock options to purchase shares of SkyTerra’s common stock received stock options to purchase our common stock under the 2006 Equity and Incentive Plan. Such holders received an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they hold. See Item 11. “Executive Compensation—2006 Equity and Incentive Plan” below.

Name	Number of Securities Underlying Options/SARs Granted		Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($ / Share)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Appreciation for Option Term
						5%	10%
Jeffrey A. Leddy	30,000	(1)	37.5%	$32.80	1/28/15	$618,832	$1,568,243
Robert C. Lewis	10,000	(1)	12.5%	32.80	1/28/15	206,277	522,748
Craig J. Kaufmann	10,000	(1)	12.5%	32.80	1/28/15	206,277	522,748
Pradman P. Kaul (2)	—		—	—	—	—	—
T. Paul Gaske (2)	—		—	—	—	—	—
Bahram Pourmand (2)	—		—	—	—	—	—
Adrian Morris (2)	—		—	—	—	—	—
Thomas J. McElroy (2)	—		—	—	—	—	—

(1)	These options were granted on January 28, 2005 at an exercise price of $32.80, the per share fair market value of the SkyTerra common stock at that time. The options have a term of ten years. These options are exercisable cumulatively in three equal annual installments, beginning on January 28, 2006.
(2)	Messrs. Kaul, Gaske, Pourmand, Morris and McElroy were not officers of SkyTerra during the year ended December 31, 2005 and, as such, were not granted any options to purchase SkyTerra common stock.

Aggregated SkyTerra Option/SAR Exercises in the Last Year and Year-end Option/SAR Values

The following table sets forth information concerning the exercise of options to purchase shares of SkyTerra common stock by the named executive officers during the year ended December 31, 2005, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2005. In connection with the Distribution, holders of stock options to purchase shares of SkyTerra’s common stock received stock options to purchase our common stock under the 2006 Equity and Incentive Plan. Such holders received an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they hold. See Item 11. “Executive Compensation—2006 Equity and Incentive Plan.”

Name	Number of Securities Underlying Options/SARs Acquired on Exercise	Value Realized	Number of Securities Underlying Options/ SARs at Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-money Options / SARs at Fiscal Year End ($) Exercisable / Unexercisable
Jeffrey A. Leddy	—	—	190,001/109,999	$7,047,953/$3,092,797
Robert C. Lewis	—	—	63,334/36,666	2,306,591/1,033,009
Craig J. Kaufmann	—	—	13,334/31,666	487,141/842,009
Pradman P. Kaul (1)	—	—	—	—
T. Paul Gaske (1)	—	—	—	—
Bahram Pourmand (1)	—	—	—	—
Adrian Morris (1)	—	—	—	—
Thomas J. McElroy (1)	—	—	—	—

(1)	Messrs. Kaul, Gaske, Pourmand, Morris and McElroy were not officers of SkyTerra during the year ended December 31, 2005 and, as such, did not have any options to purchase SkyTerra common stock to exercise.

Employment and Severance Agreements

Pradman P. Kaul Employment Agreement

The employment agreement between Mr. Kaul and HNS originally was entered into on April 23, 2005 (effective as of April 22, 2005). Mr. Kaul serves as our Chief Executive Officer and President. We have assumed this agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. The agreement with Mr. Kaul provides for an annual base salary (currently $540,798) and a discretionary cash bonus in the target amount of 75% of his annual base salary subject to an increase of up to 50% of such target bonus amount if objective performance criteria established by the Compensation Committee (or the board of managers, if there is no Compensation Committee) are significantly exceeded. Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 1,500 Class B membership interests in HNS at $0.01 per unit. Of the 1,500 Class B membership interests, 750 are subject to time vesting, with 75 of such Class B membership interests vesting on November 1, 2005 and the remaining 675 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Kaul’s continued employment with us. If Mr. Kaul is employed by us on the date that we (or our successors or assigns) hold less than 20% of the aggregate equity interests (measured by vote and value) in HNS (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which our (or our successors’ or assigns’) aggregate equity interests in HNS falls below 20%. The remaining 750 Class B membership interests are subject to performance vesting with 375 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 3.0 times on our investment in HNS, and all 750 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 5.0 times on our investment.

The agreement sets forth a definition of “cause” for which Mr. Kaul’s employment may be terminated by us and in which case, he will receive only his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of termination. The agreement provides that in the event that his employment is terminated by us without cause or by him for good reason (as such terms are defined in his agreement), subject to his execution of a waiver and release of claims in favor of the company and its affiliates, Mr. Kaul generally will be entitled to (a) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies), (b) one year of base salary plus the target bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the company at the end of such year, (c) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control (as defined in the agreement), all of his Class B membership interests subject to time vesting will become fully vested on the date of termination), (d) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (e) continuation of health and medical plans for twelve (12) months following the termination, and (f) reasonable outplacement benefits. Mr. Kaul is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Kaul provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Kaul’s employment, we have a right to repurchase his vested Class B membership interests.

The agreement provides that if Mr. Kaul should become permanently disabled and be terminated by us, or die during the term of his employment agreement, we would pay Mr. Kaul, or his estate, his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

The employment agreement restricts Mr. Kaul from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of such employment. The agreement also provides that Mr. Kaul must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

T. Paul Gaske Employment Agreement

The employment agreement between Mr. Gaske and HNS originally was entered into on April 23, 2005 (effective as of April 22, 2005). Mr. Gaske serves as our Executive Vice President. We have assumed this agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. The agreement with Mr. Gaske provides for an annual base salary (currently $372,377) and a discretionary cash bonus in the target amount of 60% of his annual base salary, subject to an increase of up to 50% of such target bonus amount if objective performance criteria established by the Compensation Committee (or the board of managers, if there is no Compensation Committee) are significantly exceeded. Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 650 Class B membership interests in HNS at $0.01 per unit. Of the 650 Class B membership interests, 325 are subject to time vesting, with 32.5 of such Class B membership interests vesting on November 1, 2005 and the remaining 292.5 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Gaske’s continued employment with us. If Mr. Gaske is employed by us on the date that we (or our successors or assigns) hold less than 20% of the aggregate equity interests (measured by vote and value) in HNS (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which our (or our successors’ or assigns’) aggregate equity interests in our company falls below 20%. The remaining 325 Class B membership interests are subject to performance vesting with 162.5 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 3.0 times on our investment in HNS, and all 325 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 5.0 times on our investment in HNS.

The agreement sets forth a definition of “cause” for which Mr. Gaske’s employment may be terminated by us and in which case, he will receive only his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of termination. The agreement provides that in the event that his employment is terminated by us without cause or by him for good reason (as such terms are defined in his agreement), subject to his execution of a waiver and release of claims in favor of us and our affiliates, Mr. Gaske generally will be entitled to (a) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies), (b) one year of base salary plus the target bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the company at the end of such year, (c) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control (as defined in the agreement), all of his Class B membership interests subject to time vesting will become fully vested on the date of termination), (d) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (e) continuation of health and medical plans for twelve (12) months following the termination, and (f) reasonable outplacement benefits. Mr. Gaske is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Gaske provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Gaske’s employment, we have a right to repurchase his vested Class B membership interests.

The agreement provides that if Mr. Gaske should become permanently disabled and be terminated by us, or die during the term of his employment agreement, we would pay Mr. Gaske, or his estate, his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

The employment agreement restricts Mr. Gaske from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of such employment. The agreement also provides that Mr. Gaske must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

Bahram Pourmand Employment Agreement

The employment agreement between Mr. Pourmand and HNS was entered into on April 23, 2005 (effective as of April 22, 2005). Mr. Pourmand serves as our Executive Vice President. We have assumed this agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. The agreement with Mr. Pourmand provides for an annual base salary (currently $379,394) and a discretionary cash bonus in the target amount of 53% of his annual base salary subject to an increase of up to 50% of such target bonus amount if objective performance criteria established by the Compensation Committee (or the board of managers, if there is no Compensation Committee) are significantly exceeded. Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests in HNS at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of such Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Pourmand’s continued employment with us. If Mr. Pourmand is employed by us on the date that we (or our successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in HNS (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which our (or our successors’ or assigns’) aggregate equity interests in HNS falls below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 3.0 times on our investment in HNS, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 5.0 times on our investment.

The agreement sets forth a definition of “cause” for which Mr. Pourmand’s employment may be terminated by us and in which case, he will receive only his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of termination. The agreement provides that in the event that his employment is terminated by us without cause or by him for good reason (as such terms are defined in his agreement), subject to his execution of a waiver and release of claims in favor of the company and its affiliates, Mr. Pourmand generally will be entitled to (a) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies), (b) one year of base salary plus the target bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the company at the end of such year, (c) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control (as defined in the agreement), all of his Class B membership interests subject to time vesting will become fully vested on the date of termination), (d) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (e) continuation of health and medical plans for twelve (12) months following the termination, and (f) reasonable outplacement benefits. Mr. Pourmand is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Pourmand provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Pourmand’s employment, we have a right to repurchase his vested Class B membership interests.

The agreement provides that if Mr. Pourmand should become permanently disabled and be terminated by us, or die during the term of his employment agreement, we would pay Mr. Pourmand, or his estate, his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

The employment agreement restricts Mr. Pourmand from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of such employment. The agreement also provides that Mr. Pourmand must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

Adrian Morris Employment Agreement

The employment agreement between Mr. Morris and HNS originally was entered into on April 23, 2005 (effective as of April 22, 2005). Mr. Morris serves as our Executive Vice President. We have assumed this agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. The agreement with Mr. Morris provides for an annual base salary (currently $304,082) and a discretionary cash bonus in the target amount of 51% of his annual base salary subject to an increase of up to 50% of such target bonus amount if objective performance criteria established by the Compensation Committee (or the board of managers, if there is no Compensation Committee) are significantly exceeded. Pursuant to Mr. Morris’ employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests in HNS at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of such Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Morris’ continued employment with us. If Mr. Morris is employed by us on the date that we (or our successors or assigns) hold less than 20% of the aggregate equity interests (measured by vote and value) in HNS (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which our (or our successors’ or assigns’) aggregate equity interests in HNS falls below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 3.0 times on our investment in HNS, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of HNS, we have received a cumulative total return of at least 5.0 times on our investment.

The agreement sets forth a definition of “cause” for which Mr. Morris’ employment may be terminated by us and in which case, he will receive only his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of termination. The agreement provides that in the event that his employment is terminated by us without cause or by him for good reason (as such terms are defined in his agreement), subject to his execution of a waiver and release of claims in favor of the company and its affiliates, Mr. Morris generally will be entitled to (a) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies), (b) one year of base salary plus the target bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the company at the end of such year, (c) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control (as defined in the agreement), all of his Class B membership interests subject to time vesting will become fully vested on the date of termination), (d) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (e) continuation of health and medical plans for twelve (12) months following the termination, and (f) reasonable outplacement benefits. Mr. Morris is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Morris provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Morris’ employment, we have a right to repurchase his vested Class B membership interests.

The agreement provides that if Mr. Morris should become permanently disabled and be terminated by us, or die during the term of his employment agreement, we would pay Mr. Morris, or his estate, his earned but unpaid base salary, earned but unpaid bonus, accrued but unused vacation and unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

The employment agreement restricts Mr. Morris from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of such employment. The agreement also provides that Mr. Morris must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

2006 Equity and Incentive Plan

Our 2006 Equity and Incentive Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to our directors, officers and other employees, advisors and consultants who are selected by our compensation committee for participation in the plan. Unless earlier terminated by our board of directors, the plan will expire on the tenth anniversary of the date of its adoption. Termination of the plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. Our board of directors may amend the plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and we must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan, the compensation committee of the board of directors of SkyTerra is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee has indicated that holders of stock options issued under the plan who are current members of SkyTerra’s management and board of directors, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of HNS, will receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they hold. The issuance of such options to purchase our common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase our common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all other SkyTerra options outstanding under the plan were adjusted. In February 2006, we issued options to purchase 435,836 shares of our common stock to holders of SkyTerra options under the 2006 Equity and Incentive Plan.

The exercise price of such options to purchase shares of our common stock that were issued to certain holders of options to purchase SkyTerra common stock was determined by multiplying the exercise price of such SkyTerra option by a fraction, the numerator of which is the closing price of a share of our common stock on the first trading day after the distribution date multiplied by the exchange ratio of 0.5 and the denominator of which is that price multiplied by the exchange ratio plus the closing price of a share of SkyTerra common stock on the first trading day after the distribution date and further dividing such result by the exchange ratio.

We expect to terminate the HNS bonus unit plan and issue shares of restricted common stock or options to purchase shares of our common stock under the 2006 Equity and Incentive Plan, in lieu of the existing bonus units. The terms of such restricted common stock or options will be determined by the compensation committee of our board of directors prior to the date of grant.

The plan provides for the grant of awards based on our common stock, including restricted stock, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, and consultants of ours and our subsidiaries who are selected by our compensation committee for participation in the plan. Unless earlier terminated by our board of directors, the plan will expire on the tenth anniversary of the date of its adoption. Termination of the plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. Our board of directors may amend the plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and we must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

Administration

The plan is administered by a compensation committee appointed by our board of directors, which has the authority, among other things, to exercise all the powers and authorities either specifically granted to it under the plan or necessary or advisable in the administration of the plan, including, without limitation, the authority to determine who will be granted awards and the types of awards that may be granted. The compensation committee may, in its sole discretion, without amendment to the plan, (a) accelerate the date on which any option granted under the plan becomes exercisable, waive or amend the operation of plan provisions respecting exercise after termination of employment or otherwise adjust any of the terms of such option, and (b) accelerate the vesting date, or waive any condition imposed under the plan, with respect to any restricted stock or other award, or otherwise adjust any of the terms applicable to any such award.

Equity Incentive Program

A maximum of 2,700,000 shares (subject to adjustment) of our common stock have been reserved for grants pursuant to the equity incentive program under the plan, and a maximum of 1,350,000 shares (subject to adjustment) may be issued pursuant to the exercise of incentive stock options. Under the plan, no more than 600,000 shares (subject to adjustment) of our common stock may be made subject to awards granted to a single individual in a single plan year. In the event that the compensation committee determines that any corporate event, such as a stock split, reorganization, merger, consolidation, repurchase or share exchange, affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the compensation committee will make those adjustments as it deems necessary or appropriate to any or all of:

•	the number and kind of shares of common stock or other securities that may thereafter be issued in connection with future awards;

•	the number and kind of shares of common stock, securities or other property issued or issuable in respect of outstanding awards;

•	the exercise price, grant price or purchase price relating to any award; and/or

•	the maximum number of shares subject to awards which may be awarded to any employee during any tax year of the company;

provided, that, with respect to incentive stock options, any such adjustment will be made in accordance with Section 424 of the Internal Revenue Code.

In the event the outstanding shares of our common stock will be changed into or exchanged for any other class or series of capital stock or cash, securities or other property pursuant to a re-capitalization, reclassification, merger, consolidation, combination or similar transaction, then, unless otherwise determined by the compensation committee, (a) each stock option will thereafter generally become exercisable for the number and/or kind of capital stock, and/or the amount of cash, securities or other property so distributed, into which the shares of common stock subject to the stock option would have been changed or exchanged had the option been exercised in full prior to such transaction, and (b) each award that is not a stock option and that is not automatically changed in connection with any such transaction will represent the number and/or kind of shares of capital stock, and/or the amount of cash, securities or other property so distributed, into which the number of shares of common stock covered by the award would have been changed or exchanged had they been held by a stockholder.

The compensation committee will determine all of the terms and conditions of equity-based awards under the plan, including whether the vesting or payment of an award will be subject to the attainment of performance goals. The performance goals that may be applied to awards under the equity incentive program under the plan are the same as those discussed below under “Cash incentive programs.”

The terms and conditions of stock options and stock appreciation rights granted under the plan are determined by the compensation committee and set forth in an agreement. Stock options granted under the plan may be “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code or non-qualified stock options. A stock appreciation right confers on the participant the right to receive an amount, in cash or shares of our common stock (in the discretion of the compensation committee), equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. The exercise price of an option granted under the plan will not be less than the fair market value of our common stock on the date of grant, unless otherwise provided by the compensation committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the compensation committee, which may include the attainment of performance goals.

The terms and conditions of awards of restricted stock granted under the plan are determined by the compensation committee and set forth in an award agreement. These awards will be subject to restrictions on transferability which may lapse under circumstances as determined by the compensation committee, which may include the attainment of performance goals. Unless otherwise provided in the award agreement, the holder of restricted stock will have the right to receive dividends on the restricted stock, which dividends will be subject to the same restrictions as the underlying award of restricted stock.

The plan also provides for other equity-based awards, the form and terms of which will be as determined by the compensation committee, consistent with the purposes of the plan. The vesting or payment of these awards may be made subject to the attainment of performance goals.

The plan provides that, unless otherwise determined by the compensation committee, if on or within one year following a change in control (as defined in the plan), a participant’s employment is terminated by us other than for cause (as defined in the plan) or by the participant for good reason (as defined in the plan): (a) any award that is subject to time vesting that was not previously vested will become fully vested, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any other award will lapse and such award will become fully vested, except that any such award subject to performance vesting will not become fully vested as a result of such termination following a change in control, but any testing or other determinations required under such awards to determine whether performance goals have been fully achieved will occur at the time of such termination.

Cash Incentive Programs

The plan provides for the grant of annual and long-term cash awards to plan participants selected by the compensation committee. In general, with respect to cash awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, the maximum value of the total cash payment that any plan participant may receive under the plan’s annual cash incentive program for any year is $2.5 million, and the maximum value of the total cash payment that any plan participant may receive under the plan’s long-term cash incentive program for any one year of a long-term performance period is $2.5 million. Payments earned may be decreased or, with respect to awards not intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, increased in the sole discretion of the compensation committee based on such factors as it deems appropriate.

Payment of awards granted under the cash incentive programs may be made subject to the attainment of performance goals to be determined by the compensation committee in its discretion. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, the compensation committee may base performance goals on one or more of the following business criteria, determined in accordance with generally accepted accounting principles, where applicable: return on equity, earnings per share, net income (before or after taxes), earnings before all or any of interest, taxes, depreciation and/or amortization; operating income; cash flow; return on assets; market share; cost reduction goals or levels of expenses, costs or liabilities; earnings from continuing operations; or any combination of one or more of the foregoing over a specified period.

Such qualified performance-based goals may be expressed in terms of attaining a specified level of the particular criterion, an increase or decrease in the particular criterion, or a comparison of the performance of Hughes Communications, one of our subsidiaries, a business unit, a product line or any combination thereof relative to a market index or peer group, or any combination thereof. The compensation committee has the authority to make appropriate adjustments to such qualified performance goals to reflect the impact of extraordinary items (as defined in the plan) not reflected in such goals.

With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, no payment may be made under either of the cash incentive programs under the plan prior to certification by the compensation committee that the applicable performance goals have been attained.

HNS’ second amended and restated limited liability agreement allows for the issuance of HNS Class B membership interests which are entitled to receive a pro rata share of any capital gains upon, among other things, a sale of HNS. As of April 12, 2006, a total of 4,650 HNS Class B membership interests had been issued to certain members of our senior management entitling the holders to approximately 4% of any capital gains resulting from a qualifying transaction. These HNS Class B membership interests are subject to certain vesting requirements, with 50% of the HNS Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. After January 1, 2007, at the holders’ election, vested HNS Class B membership interests could be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange would be based upon the fair market value of such vested HNS Class B membership interest divided by the value of the our common stock at the time of such exchange. The issuance of such shares of our common stock is subject to the authorization of our board of directors and compliance with applicable securities laws.

401(k) Plan

HNS maintains a 401(k) plan intended to permit employees of HNS and Hughes Communications to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain IRS limits ($15,000 in 2006). Participants who are age 50 or older may elect to make additional contributions (called “catch-up contributions”) into the plan. Up to $5,000 of catch-up contributions may be made in 2006. The plan also permits participants to elect to make contributions on an after-tax basis. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan.

Excess Benefit Plan

HNS also maintains an excess benefit plan, which is a non-qualified plan, for the benefit of a select group of management and highly compensated employees of HNS and Hughes Communications whose benefits under the 401(k) plan are limited by the Internal Revenue Code. Employees who are assistant vice presidents and above are eligible to participate in the excess benefit plan and may elect to contribute up to 16% of their compensation into the plan on a pre-tax basis each payroll period. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of compensation and (ii) 50% of participant contributions up to an additional 6% of compensation. Participants are always 100% vested in the contributions they make into the plan. Participants become 100% vested in the matching contributions that we make into the plan after completing three years of service. If a participant’s employment is terminated before he or she completes three years of service, the participant will not be vested in the matching contributions that were made to his or her account and, therefore, must forfeit such amounts. Upon the occurrence of a change of control (as defined in the plan), participants will become fully vested in their account balances even if they have not completed three years of service. In general, a participant’s vested account balance is payable following a participant’s termination of employment, provided that if a participant is a “key employee” (as defined in the plan), the participant’s vested account balance will be payable as soon as practicable on or after the first day of the seventh calendar month following termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters

The following table sets forth information regarding the beneficial ownership as of April 12, 2006 of our common stock by (i) each of our named executive officers, (ii) each member of our board of directors, (iii) each person known to beneficially own more than 5% of our common stock and (iv) all of our executive officers and members of our board of directors as a group.

The amounts and percentages of voting membership units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Name of beneficial owner	Number of Shares	Percentage of class
Pradman P. Kaul (1)	14,000	*
T. Paul Gaske (2)	14,000	*
Bahram Pourmand (3)	14,000	*
Adrian Morris (4)	14,000	*
Thomas J. McElroy (5)	—	*
Jeffrey A. Leddy (6)	150,000	*
Robert C. Lewis (7)	58,361	*
Craig J. Kaufmann (8)	28,929	*
Andrew D. Africk (9)	35,000	*
Aaron J. Stone (10)	22,500	*
Michael D. Weiner (11)	22,500	*
Stephen H. Clark	10,000	*
Apollo Investment Fund IV, L.P. (12) Two Manhattanville Road Purchase, New York 10577	12,408,610	66.2%

Name of beneficial owner	Number of Shares	Percentage of class
Harbinger Capital Partners (13) Master Fund I, Ltd. c/o International Fund Services Third Floor Bishop Square Redmonds Hill Dublin, Ireland L2	1,587,090	8.5%
Members of the board of directors and executive officers as a group (12 persons) (14)	316,000	1.7%

*	Indicates beneficial ownership of less than 1%.
(1)	Consists of 14,000 shares of restricted stock granted under the 2006 Equity and Incentive Plan. Mr. Pradman Kaul also owns 1,500 of HNS Class B units which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(2)	Consists of 14,000 shares of restricted stock granted under the 2006 Equity and Incentive Plan. Mr. Gaske also owns 650 of HNS Class B units which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(3)	Consists of 14,000 shares of restricted stock granted under the 2006 Equity and Incentive Plan. Mr. Pourmand also owns 500 of HNS Class B units which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(4)	Consists of 14,000 shares of restricted stock granted under the 2006 Equity and Incentive Plan. Mr. Morris also owns 500 of HNS Class B units which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(5)	Mr. McElroy was granted 50,000 bonus units in July 2005 under the HNS Bonus Unit Plan. We expect to terminate the HNS Bonus Unit Plan and issue shares of restricted common stock or options to purchase shares of our common stock under the 2006 Equity and Incentive Plan, in lieu of existing bonus units. If such termination occurs, then Mr. McElroy will be granted shares of restricted common stock or options to purchase shares of our common stock in an amount and on such terms to be determined by our compensation committee.
(6)	Includes options to purchase 20,000 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable. Mr. Leddy also owns 600 of HNS Class B units which are subject to time or performance vesting requirements as set forth in a restricted unit purchase agreement between Mr. Leddy and us.
(7)	Includes options to purchase 5,000 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable.
(8)	Includes options to purchase 5,000 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable.
(9)	Mr. Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo. Mr. Africk disclaims beneficial ownership of the 12,408,610 shares of common stock that are beneficially owned by Apollo. Includes options to purchase 3,750 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable.
(10)	Mr. Stone is a partner of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo. Mr. Stone disclaims beneficial ownership of the 12,408,610 shares of common stock that are beneficially owned by Apollo. Includes options to purchase 12,500 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable.
(11)	Mr. Weiner is a partner of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo. Mr. Weiner disclaims beneficial ownership of the 12,408,610 shares of common stock that are beneficially owned by Apollo. Includes options to purchase 12,500 shares of common stock granted under the 2006 Equity and Incentive Plan that are currently exercisable.
(12)	Messrs. Africk, Stone and Weiner, members of the board of directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the 12,408,610 shares of common stock that are beneficially owned by Apollo.

(13)	Based on the Form 4 filed on March 31, 2006, by Harbinger Capital Partners Master Fund I, Ltd. Based on such Form 4, includes 1,533,223 shares of common stock owned by Harbinger Capital Partners Master Fund I, Ltd., which may be deemed to share beneficial ownership with Harbinger Capital Partners Offshore Manager, LLC, HMC Investors, LLC, Harbert Management Corporation, Phillip Falcone, Raymond J. Harbert and Michael D. Luce. Also includes 53,867 shares of common stock owned by Alpha US Sub Fund VI, LLC, which may share beneficial ownership with Harbert Management Corporation, Phillip Falcone, Raymond J. Harbert and Michael D. Luce. Such persons disclaim beneficial ownership in the common stock except to the extent of their pecuniary interest therein.
(14)	Messrs. Africk, Stone and Weiner, members of our board of directors and associated with Apollo Advisors IV, L.P., disclaim beneficial ownership of the 12,408,610 shares of common stock that are beneficially owned by Apollo. See footnote numbers 9, 10, 11 and 12 above. Includes options to purchase an aggregate of 96,250 shares of common stock that are currently exercisable.

Item 13.	Certain Relationships and Related Transactions

The January 2006 Acquisition

On January 1, 2006, we consummated the purchase of the remaining Class A membership interests in HNS that were not contributed to us by SkyTerra for a purchase price of $100.0 million in cash. Accordingly, we now own 100% of such Class A membership interests of HNS.

In order to fund the January 2006 Acquisition, we borrowed the necessary funds from Apollo, as described below in “Other Related Party Transactions—The Apollo Loan.” Immediately following the Distribution, we conducted the rights offering in order to repay the loan from Apollo.

In connection with the closing of the January 2006 Acquisition, the parties to the membership interest purchase agreement entered into agreements governing certain relationships between and among the parties after the closing. Such agreements include the modification and/or termination of certain prior agreements between and among the parties, including:

•	amending certain provisions of SkyTerra’s original purchase agreement with HNS and DTV Networks to accelerate the expiration of certain representations and warranties made by DTV Networks in connection with that agreement;

•	terminating an investor rights agreement in connection with that original purchase agreement pursuant to which, among other covenants, SkyTerra and DTV Networks agreed to limit the transferability of the Class A membership interests and HNS granted SkyTerra and DTV Networks public offering registration rights; and

•	amending the Advertising and Marketing Support Agreement, pursuant to which, affiliates of DTV Networks provided HNS with discounted advertising costs for its Direcway services.

Separation Agreement

We have entered the Separation Agreement with SkyTerra to provide for an orderly transition to being separate companies and to govern our continuing relationship with SkyTerra. The Separation Agreement effected, on December 31, 2005, the transfer, by way of contribution, from SkyTerra to us of certain assets and businesses, and the assumption by us of certain liabilities related to those assets and businesses. Following such transfer and assumption and subject to the indemnification arrangements described below:

•	the assets, liabilities and operations associated with the HNS, ESP and AfriHUB businesses and certain minority investments in entities including Navigauge, Inc., Miraxis, LLC, Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of SkyTerra’s cash as of the distribution date, excluding $12.5 million, and certain other liabilities expressly allocated to us, are ours; and

•	the assets and liabilities associated with SkyTerra’s interest in the MSV Joint Venture and its stake in TerreStar remain under the ownership and control of SkyTerra, along with $12.5 million in cash.

Upon a change of control of SkyTerra, its remaining cash at such time, if any, will be transferred to us pursuant to the Separation Agreement.

In addition, pursuant to the Separation Agreement, following December 31, 2005, SkyTerra will provide us with use of its facilities, including information technology and communications equipment and services at such premises, until a change of control of SkyTerra. In exchange, we will pay SkyTerra $7,500 per month.

Following the Distribution, SkyTerra agreed to provide us with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000, which services may be terminated by either party at any time with or without cause by providing 20 business days notice to the non-terminating party.

The obligations of the parties with respect to the provision facilities are terminable by their mutual written agreement, by the providing party if performance of the obligation has become impossible or impracticable by reason of force majeure or by a party if the other party fails to materially perform any of its obligations and such failure is not cured within 30 day of receipt of notice of the failure to perform, or if certain insolvency events occur in respect of that other party. Upon the termination of such obligations, we expect to utilize HNS’ facilities.

The Separation Agreement provides that we are responsible for paying all fees, costs and expenses directly related to the Distribution.

The Separation Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Distribution.

The following sets forth a summary of the provisions of the Separation Agreement relating to indemnification and access to information. Also set forth is a summary of intercompany transactions since the beginning of our last fiscal year and for the two fiscal years preceding our last fiscal year.

Indemnification. We indemnify SkyTerra, its subsidiaries, and its officers, directors, employees and agents against losses (including, but not limited to, those arising out of litigation matters and other claims) based on, arising out of or resulting from:

•	the ownership or the operation of the assets or properties transferred to us under the separation agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, us, whether in the past or future;

•	any other activities we engage in;

•	any guaranty, keepwell, of or by SkyTerra provided to any parties with respect to any of our actual or contingent obligations; and

•	certain claims for violations of federal securities laws that could arise out of or relate to the business of SkyTerra, provided that any claims based on this indemnity are initiated prior to one year following a change of control of SkyTerra and that we are not indemnifying SkyTerra in respect of matters in respect of which it has expressly indemnified us or for violations which result from information provided to SkyTerra by the MSV Joint Venture or TerreStar;

•	any breach by us of the separation agreement or any other agreement between us and SkyTerra;

•	any failure by us to honor any of the liabilities assumed by us under the separation agreement; or

•	other matters described in the separation agreement.

In addition, we have agreed to indemnify SkyTerra and its officers, directors, employees and agents against civil liabilities, including liabilities under the Securities Act, relating to misstatements in or omissions from the registration statement of which this report forms a part, other than misstatements or omissions relating to information specifically about the MSV Joint Venture or TerreStar in the registration statement furnished in writing by those entities for use in the preparation thereof, against which SkyTerra has agreed to indemnify us.

The separation agreement also provides that SkyTerra will indemnify us, our officers, directors, employees and agents against losses involving claims by third parties based on, arising out of or resulting from:

•	any breach by SkyTerra of the separation agreement or any other agreements between us and SkyTerra;

•	any failure by SkyTerra to honor any of the liabilities not assumed by us under the separation agreement; or

•	the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them.

Access to Information. The following terms govern access to information under the separation agreement:

•	within 30 days of our separation from SkyTerra, SkyTerra will deliver to us all historical records related to our business, the business of our subsidiaries, any assets we have acquired or any liabilities that we have assumed or for which we have otherwise agreed to indemnify SkyTerra;

•	subject to applicable confidentiality provisions and other restrictions, we and SkyTerra will each give the other any information within that company’s possession that the requesting party reasonably needs:

•	to comply with requirements imposed on the requesting party by a governmental authority;

•	for use in any proceeding or to satisfy audit, accounting, tax or similar requirements; or

•	to comply with its obligations under the separation agreement or any ancillary agreements;

•	we and SkyTerra will each give the other, at no charge, all financial and other data and information that the other determines is necessary or advisable to prepare its financial statements and reports or filings with any governmental authority;

•	we and SkyTerra will each use reasonable best efforts to provide assistance to the other with respect to litigation and to make available to the other directors, officers, other employees and agents as witnesses, in legal, administrative or other proceedings, and will cooperate and consult to the extent reasonably necessary with respect to any litigation;

•	the company providing information, consultant or witness services under the separation agreement will be entitled to reimbursement from the other for reasonable and documented expenses; and

•	we and SkyTerra agree to hold in strict confidence all information concerning or belonging to the other obtained prior to the date of the Distribution or furnished pursuant to the separation agreement or any ancillary agreement, subject to applicable law.

Tax Sharing Agreement

The tax sharing agreement governs the allocation between us and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods.

The tax sharing agreement generally provides that:

•	we will be responsible for the respective tax liabilities imposed on or attributable to us and any of our subsidiaries relating to all taxable periods. We will also be responsible for the respective tax liabilities imposed on or attributable to SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra, other than any taxes that relate to the MSV Joint Venture, TerreStar or a change of control of SkyTerra. Accordingly, we will indemnify SkyTerra and its subsidiaries against any such tax liabilities after taking into account any tax attributes of SkyTerra or any of its subsidiaries that are available to offset such tax liabilities;

•

SkyTerra will be responsible for the respective tax liabilities imposed on or attributable to the MSV Joint Venture and TerreStar relating to all taxable periods and imposed on or attributable to SkyTerra and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control of SkyTerra. SkyTerra will also be responsible for any tax liabilities imposed on or related to a change of control. Accordingly, SkyTerra will indemnify us and our subsidiaries against any such tax liabilities;

•	after the Distribution, the company to which a tax return relates will generally be responsible for preparing and filing such tax return, with the other company providing the requisite information, assistance, and cooperation; and

•	we will be responsible for handling, settling, and contesting any tax liability for which we are liable under the terms of the tax sharing agreement subject to SkyTerra’s right to control any contest relating to a change of control.

Equity-Based Compensation

Historically, SkyTerra has made equity based compensation grants to our directors and former executive officers. Pursuant to SkyTerra’s 1998 Long Term Incentive Plan, the compensation committee of board of directors of SkyTerra is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee indicated that holders of stock options issued under the plan who are current members of SkyTerra’s management and board of directors, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of HNS, would receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they hold. The issuance of such options to purchase our common stock would be in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase our common stock. Accordingly, we issued options to purchase 435,836 shares of our common stock to holders of SkyTerra options. Included in this total, we issued options to purchase 150,000 shares of our common stock to Mr. Leddy, options to purchase 25,000 shares of our common stock to Mr. Africk, options to purchase 12,500 shares of our common stock to Mr. Stone, options to purchase 12,500 shares of our common stock to Mr. Weiner, options to purchase 50,000 shares of our common stock to Mr. Lewis and options to purchase 22,500 shares of our common stock to Mr. Kaufmann. See Item 11. “Executive Compensation—2006 Equity and Incentive Plan.”

In March 2006, each of Messrs. Kaul, Gaske, Pourmand and Morris were granted 14,000 shares of restricted common stock under the 2006 Equity and Incentive Plan. The restricted stock fully vests on March 24, 2008. Additionally, Mr. Barber was granted a vested option to purchase 20,000 shares of our common stock under the 2006 Equity and Incentive Plan. The option is exercisable until December 31, 2006, and the exercise price of the option is $10.35 per share, an approximate 20% discount to the subscription price in the rights offering. Mr. Barber has exercised his option in accordance with its terms.

Other Related Party Transactions

The Apollo Loan

On January 1, 2006, in order to fund the January 2006 Acquisition, we borrowed $100.0 million from Apollo. The loan bore interest at a rate of 8% per annum and had a final maturity date of January 1, 2007. Pursuant to the note purchase agreement governing the terms of the loan, we were required to use our best efforts to consummate the rights offering so as to generate sufficient proceeds to repay the loan. On March 27, 2006, we closed our rights offering. The portion of the loan, $68.4 million, necessary to purchase all of the shares allocated to Apollo was automatically converted into common stock in the rights offering based on the rights offering subscription price. The principal amount of the loan that was not converted in the rights offering, $31.6 million, was repaid, on March 28, 2006, in cash from proceeds from the rights offering. The loan was secured by a security interest in the cash proceeds of the rights offering that we received from stockholders other than Apollo. See “—Security Agreement.” Accrued interest of $1.7 million was paid by us from available cash. As of April 12, 2006, Apollo owned 66.2% of the outstanding common stock of the Company.

Security Agreement

On January 1, 2006 in connection with the loan from Apollo, we entered into a security agreement with Apollo Investment Fund IV, L.P., as collateral agent and secured party, pursuant to which we granted Apollo Investment Fund IV, L.P. a security interest in the cash proceeds of the rights offering that we receive from stockholders other than Apollo. The security interest terminated on March 28, 2006 upon the payment in full of the loan.

HNS Class B Membership Interests

Mr. Kaul, our Chief Executive Officer and President, Mr. Leddy, our Former Chief Executive Officer and President, and Messrs. Gaske, Pourmand, Morris and Barber have been granted 1,500, 600, 650, 500, 500 and 500 Class B membership interests of HNS, respectively. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. After January 1, 2007, one year following the consummation of the January 2006 Acquisition, at the holders’ election, vested Class B membership interests could be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange would be based upon the fair market value of such vested Class B membership interest divided by the value of the our common stock at the time of such exchange. The issuance of such shares of our common stock is subject to the authorization of our board of directors and compliance with applicable securities laws.

Registration Rights Agreement

On January 1, 2006, in connection with the loan from certain of the Apollo Stockholders, we entered into a registration rights agreement with certain affiliates of Apollo providing for, among other things, various demand and piggyback registration rights to such Apollo affiliates relating to the resale of the shares of common stock that are issued to Apollo and its affiliates in connection with the rights offering and Distribution.

Hughes Systique Corporation

On October 12, 2005, we granted a limited license to Hughes Systique, then known as Systique Corporation, allowing Hughes Systique to use the HUGHES trademark. The license is limited in that Hughes Systique may use the HUGHES mark only in connection with its business of software development and associated consulting, licensing, sales, support, maintenance and hardware, and only in combination with the SYSTIQUE name. The license is non-exclusive, non-transferable, non-sublicensable, worldwide and royalty-free. In addition to other standard termination provisions (i.e., in the event of default or bankruptcy) we may terminate the license agreement (i) in our reasonable business discretion, or in the event that we (or any affiliate of ours to which we transfer our ownership interest in Hughes Systique) ownership interest in Hughes Systique.

On December 22, 2005, we entered into a master software development agreement with Hughes Systique. Under this agreement, we can issue mutually agreed statements of work to Hughes Systique for software development projects.

We own approximately 26% of the outstanding shares of Hughes Systique. Pradeep Kaul, HNS’ former Executive Vice President and the brother of our Chief Executive Officer, is the President and Chief Executive Officer of Hughes Systique. Pradman Kaul, our Chief Executive Officer and a director, is the chairman of Hughes Systique and owns approximately 8% of Hughes Systique.

Discontinued Internet Services Business

In anticipation of the separation of its businesses and the Distribution, in September 2005, SkyTerra transferred to us its discontinued internet services business, Rare Medium, Inc.

Investor Rights Agreement

In connection with the April 2005 Acquisition, HNS entered into an investor rights agreement with DTV Networks and SkyTerra. Under the terms of the investor rights agreement, as holders of HNS’ voting membership units, SkyTerra and DTV Networks have certain tag along rights, drag-along rights, registration rights and other related rights, with respect to sales of HNS’ voting membership units. Included in the registration rights is the right after five years for either DTV Networks or SkyTerra to request up to five demand registrations each for underwritten public offerings of $50.0 million or more of the membership interests or other equity interests. However, HNS is only required to effect one registration in any six-month period. In addition, if HNS is ever eligible to use a shelf registration statement with the SEC for its equity interests, each of DTV Networks and SkyTerra has the right to register sales of its equity interests owned by them in amounts of $10.0 million or more. HNS has agreed to indemnify the investors under the securities laws in connection with any registered transactions and pay for certain costs of registration. Upon consummation of the January 2006 Acquisition, the investor rights agreement was terminated.

Relationship with DIRECTV

Until the closing of the April 2005 Acquisition, HNS operated as a wholly owned subsidiary of DIRECTV. Accordingly, DIRECTV provided HNS with various support services such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits, and business insurance. As a stand-alone entity, HNS has to provide for the services historically performed by DIRECTV. In connection with the April 2005 Acquisition, HNS entered into the following agreements with DIRECTV:

•	Transition Services Agreement. On April 22, 2005, HNS entered into a transition services agreement with DTV Networks and DIRECTV. Under the terms of the transition services agreement, DIRECTV agreed to provide certain transitional services to support the conduct of its business and HNS agreed to reimburse DIRECTV certain fees and out-of-pocket expenses. These services include assisting in the implementation of HNS’ benefit plans and arrangements, and enabling its employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation, to the extent permissible. Neither party made any representations or warranties with respect to the services provided under the transition services agreement and neither party has any liability for any acts or omissions in connection with the transition services agreement other than repeating a service for the purpose of correcting an act or omission, unless such liability arose from gross negligence or willful misconduct. The transition services agreement was amended and restated in connection with the January 2006 Acquisition. Under the terms of the amended and restated agreement, HNS no longer receives services from DIRECTV and HNS provides certain payroll related services to DIRECTV and its subsidiaries. Through December 31, 2005, there were no payments made to any party under this agreement.

•	DIRECWAY Advertising Agreement. On April 22, 2005, HNS entered into an advertising agreement with DIRECTV pursuant to which DIRECTV agreed to provide certain advertising services to HNS. These services included DIRECTV continuing to broadcast our DIRECWAY infomercial for one year after the closing of the April 2005 acquisition, DIRECTV broadcasting thirty-second and sixty-second DIRECWAY advertising spots at preferred rates and DIRECTV maintaining then current DIRECWAY recognition on DIRECTV’s Internet home page. From April 23, 2005 through December 31, 2005, HNS paid DIRECTV $4.4 million for advertising services.

•	SPACEWAY Services Agreement. On April 22, 2005, HNS entered into a SPACEWAY services agreement with DIRECTV pursuant to which HNS and DIRECTV agreed to share and provide technical services to one another in connection with their respective SPACEWAY assets. Under the terms of the SPACEWAY services agreement, HNS retained DIRECTV and/or DTV Networks to provide HNS with certain technical assistance services, including the right to participate in certain operational testing on DIRECTV’s SPACEWAY satellites. HNS agreed to reimburse DIRECTV or DTV Networks, as applicable, for labor and overhead costs incurred to perform the applicable service and out-of-pocket costs and expenses paid to third parties for labor and materials. Also, under the terms of the SPACEWAY services agreement, DIRECTV retained HNS to provide to DIRECTV and DTV Networks certain transitional operational assistance services and ground facility development assistance and maintenance services for DIRECTV’s SPACEWAY satellites. DIRECTV agreed to reimburse HNS for certain labor and overhead costs. DIRECTV also agreed to pay HNS monthly performance fees if it attains or exceeds certain enumerated milestones. The agreement provides for certain limited representations and warranties with respect to the services provided and limited indemnities for certain breaches and negligent acts or omissions under the agreement. Each party has the right to terminate the agreement with respect to all or any portion of the other party’s services upon 120 days written notice. During 2005, DIRECTV paid HNS $9.2 million, and HNS paid DIRECTV a nominal amount, under this agreement.

•	Intellectual Property Agreement. On April 22, 2005, HNS entered into an intellectual property agreement with DIRECTV pursuant to which HNS acquired by assignment certain patents, trademarks and other intellectual property pertinent to HNS’ business that were owned or controlled by DIRECTV. Pursuant to the intellectual property agreement, HNS also obtained from DIRECTV (i) a royalty-free perpetual license (including the right to sublicense to third parties in connection with HNS’ business) under certain other patents (including certain patents and patent applications that originated from such business but were retained by DIRECTV following the April 2005 Acquisition), (ii) a covenant not to assert claims against HNS based on any intellectual property owned or controlled by DIRECTV as of the closing date that is pertinent to HNS’ business (including certain other patents and patent applications that originated from HNS’ business but were retained by DIRECTV following the April 2005 Acquisition), and (iii) a royalty-free perpetual license to any derivative intellectual property DIRECTV develops after the closing of the April 2005 Acquisition which relates to HNS’ SPACEWAY assets. Among the rights HNS acquired by assignment or license from DIRECTV are certain rights related to HNS’ SPACEWAY satellite communications platform. These licenses and assignments granted to HNS are subject to existing licenses granted to third parties. HNS granted back to DIRECTV a royalty-free perpetual license to use, in connection with its business (including the right to sublicense to third parties in connection with DIRECTV’s business), the patents and other intellectual property that DIRECTV assigned to HNS plus any derivative intellectual property HNS develops after the closing of the April 2005 Acquisition which relates to the SPACEWAY assets retained by DIRECTV. HNS also acquired from DIRECTV (i) by assignment, the “HUGHES” family of marks and the “SPACEWAY” family of marks, subject to existing licenses granted to third-parties, and (ii) by license the right to use the “DIRECWAY” and “DIRECPC” marks for a transition period of twelve months following the closing of the April 2005 Acquisition. Use of any of the rights assigned or licensed to HNS by DIRECTV under the intellectual property agreement excludes any activities within the field of direct-to-home satellite television applications.

Upon the closing of the January 2006 Acquisition the above agreements continue in effect as amended. In addition HNS and DTV Networks entered into a subcontract agreement under which HNS agreed to provide certain services with respect to an international VSAT network supply contract which was retained by DTV Networks.

Non-Competition Agreement

In connection with the April 2005 Acquisition, HNS entered into a non-competition agreement with DIRECTV and DTV Networks. Under the terms of the non-competition agreement, DIRECTV and DTV Networks agreed that for a period of five years following the closing of the April 2005 Acquisition, neither will, directly or indirectly, engage in business activities that will compete, directly or indirectly, with HNS’ business— specifically, the enterprise data networks and enterprise satellite Internet service existing as of the closing of the April 2005 Acquisition, and the enterprise data applications of the SPACEWAY business contemplated as of the closing of the April 2005 Acquisition, and natural extensions thereof within the data services area. HNS made a reciprocal agreement that it will not, for a period of five years following the closing of the April 2005 Acquisition, directly or indirectly engage in business activities that will compete, directly or indirectly, with the direct-to-home video business of DIRECTV or any natural extensions thereof. The non-competition agreement does not extend to HNS’ non-enterprise business, which means DIRECTV could compete with HNS in offering satellite Internet access to consumers. However, DIRECTV has agreed that during the five year non-competition period, so long as DIRECTV’s SPACEWAY satellites are capable of commercial video operation, DIRECTV will not use advanced on-board processing capabilities of its SPACEWAY satellites to provide data services.

Management Services Agreement

In connection with the April 2005 Acquisition, HNS and SkyTerra entered into a management agreement which identified the types of services to be provided by SkyTerra to HNS in SkyTerra’s role as managing member. Through December 31, 2005, HNS paid $0.7 million to SkyTerra pursuant to this agreement. The management agreement was terminated upon consummation of the January 2006 Acquisition.

Management and Advisory Services Agreement with HNS

We have entered into a management and advisory services agreement with HNS. Under this agreement, we provide HNS, through our officers and employees, with general support and advisory and consulting services in relation to HNS’ business. HNS pays us a quarterly fee of $250,000 for these services in addition to reimbursing us for our out of pocket costs and expenses incurred in connection with the services, including an amount equal to 102% of any related salary and benefits costs.

Sponsor Investment

Apollo currently owns, directly or indirectly, 23% of Intelsat Holdings Limited, which owns 100% of Intelsat, Ltd. HNS leases satellite transponder capacity from Intelsat.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for audit and other services provided to Hughes Communications by Deloitte & Touche LLP for the year ended December 31, 2005.

Audit Fees	$50,000
Audit Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$50,000

The Board of Directors reviewed the audit and non-audit services and concluded that such services were compatible with maintaining the auditors’ independence.

During the year ended December 31, 2005, we did not have an audit committee and we were not subject to the Exchange Act requirements because we did not have a class of stock registered under the Securities Act of 1933, as amended.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Our Financial Statements and the Report of Independent Registered Public Accounting Firm are set forth on pages F-2 through F-30. (See index on page F-1).

The Financial Statements of Hughes Network Systems and the Independent Auditors’ Report are set forth on pages F-32 through F-62. (See index on page F-1).

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is set forth on page F-31.

(a)(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

4.2	Form of Subscription Rights Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

4.4	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

Exhibit Number	Description

10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

10.6	2006 Equity and Incentive Plan. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the current report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005).

10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the current report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005).

10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the current report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004).

10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005).

10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005).

10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

Exhibit Number	Description

10.18	Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006).

10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006).

14.1	Code of Ethics for Chief Executive and Senior Financial Officers of Hughes Communications, Inc. *

21.1	Subsidiaries of Hughes Communications, Inc. *

23.1	Consent of Deloitte & Touche LLP. *

23.2	Consent of Deloitte & Touche LLP. *

23.3	Consent of Deloitte & Touche LLP. *

31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99	Financial Statements of SkyTerra Communications, Inc.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES COMMUNICATIONS, INC.

By:	/S/ PRADMAN P. KAUL
Pradman P. Kaul
Director, Chief Executive Officer and President

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ PRADMAN P. KAUL (Pradman P. Kaul)	Chief Executive Officer, President and Director (Principal Executive Officer)	April 17, 2006

/S/ GRANT A. BARBER (Grant A. Barber)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 17, 2006

/S/ THOMAS J. MCELROY (Thomas J. McElroy)	Chief Accounting Officer (Principal Accounting Officer)	April 17, 2006

/S/ JEFFREY A. LEDDY (Jeffrey A. Leddy)	Director	April 17, 2006

/S/ ANDREW D. AFRICK (Andrew D. Africk)	Director	April 17, 2006

/S/ STEPHEN H. CLARK (Stephen H. Clark)	Director	April 17, 2006

/S/ AARON J. STONE (Aaron J. Stone)	Director	April 17, 2006

/S/ MICHAEL D. WEINER (Michael D. Weiner)	Director	April 17, 2006

INDEX TO FINANCIAL STATEMENTS

HUGHES COMMUNICATIONS, INC.

(ACCOUNTING SUCCESSOR TO SKYTERRA COMMUNICATIONS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS:

HUGHES NETWORK SYSTEMS

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hughes Communications, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Communications, Inc. and subsidiaries (the “Company”), a component of Skyterra Communications, Inc. (“Parent”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in parent’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule, Schedule II–Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company. Portions of certain income, expenses and net assets represent allocations made from Parent company items applicable to the Parent as a whole.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hughes Communications, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland

April 14, 2006

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$12,461	$34,615
Short-term investments	3,000	59,748

Total cash, cash equivalents and short-term investments	15,461	94,363
Restricted cash	2,295	—
Accounts receivable, net of allowance for bad debt of $78 and $78, respectively	47	29
Prepaid expenses	268	418
Deferred income taxes	23,378	—
Deferred transaction costs	557	4,989
Other current assets	210	393
Assets held for sale	468	646

Total current assets	42,684	100,838

Investment in Hughes Network Systems, LLC	75,282	—
Investments in affiliates	4,362	3,361
Deferred income taxes	26,956	—
Restricted cash	765	—
Property and equipment, net	18	39
Other assets	6	115

Total assets	$150,073	$104,353

Liabilities and Parent’s Equity
Current liabilities:
Accounts payable	$2,359	$2,030
Accrued liabilities	2,473	8,205
Deferred revenue	—	20
Liabilities held for sale	525	246

Total current liabilities	5,357	10,501

Commitments and contingencies
Parent’s equity:
Parent’s equity	148,716	93,855
Accumulated other comprehensive loss	(4,000)	(3)

Total parent’s equity	144,716	93,852

Total liabilities and parent’s equity	$150,073	$104,353

See accompanying notes to consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$615	$2,117	$699
Cost of revenues	(326)	(2,036)	(913)

Gross margin	289	81	(214)
Selling, general and administrative expense	(7,603)	(8,330)	(6,056)

Loss from operations	(7,314)	(8,249)	(6,270)
Interest income, net	1,436	4,996	489
Equity in earnings of Hughes Network Systems, LLC	24,054	—	—
Loss on investments in affiliates	(638)	(1,336)	(404)
Other income, net	877	21,030	244

Income (loss) before discontinued operations and taxes	18,415	16,441	(5,941)
Income tax benefit	50,334	—	—

Income (loss) before discontinued operations	68,749	16,441	(5,941)
Loss from discontinued operations	(956)	(1,960)	—
Gain from wind-down of discontinued operations	1,061	—	1,211

Net income (loss)	$68,854	$14,481	$(4,730)

Basic earnings (loss) per common share:
Continuing operations	$6.49	$1.55	$(0.56)
Discontinued operations	0.01	(0.18)	0.11

Net earnings (loss) per share	$6.50	$1.37	$(0.45)

Diluted earnings (loss) per common share:
Continuing operations	$6.23	$1.49	$(0.54)
Discontinued operations	0.01	(0.18)	0.11

Net earnings (loss) per share	$6.24	$1.31	$(0.43)

Weighted average common shares outstanding:
Basic	10,594,978	10,594,978	10,594,978

Diluted	11,030,814	11,030,814	11,030,814

See accompanying notes to consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$68,854	$14,481	$(4,730)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on Motient note	—	(22,516)	—
(Gain) loss from discontinued operations	(105)	1,960	(1,211)
Depreciation and amortization	27	44	43
Equity in earnings of Hughes Network Systems, LLC	(24,054)	—	—
Loss on investments in affiliates	638	1,336	404
Gain on sale of property and equipment	(49)	—	—
Noncash compensation	965	3,093	101
Changes in assets and liabilities:
Accounts receivable, net	(18)	208	219
Deferred income taxes	(50,334)	—	—
Prepaid expenses and other current assets	4,863	(1,206)	343
Accounts payable and accrued liabilities	(4,164)	4,114	(848)
Deferred revenue	(20)	(138)	(15)

Net cash (used in) provided by continuing operations	(3,397)	1,376	(5,694)
Net cash used in discontinued operations	(1,093)	(1,565)	(427)

Net cash used in operating activities	(4,490)	(189)	(6,121)

Cash flows from investing activities:
Purchase interest in Hughes Network Systems, LLC	(50,000)	—	—
Repayments (purchases) of notes receivable	—	21,500	(2,500)
Restricted cash	(3,060)	—	—
Cash paid for investments in affiliates	(3,562)	(1,928)	(482)
Sales of investments in affiliates	1,923	—	1
Purchase of short term cash securities	(12,228)	(68,602)	(23,637)
Sale of short term cash securities	65,977	30,649	5,850
Purchase of property, plant and equipment	(3)	(11)	(7)
Sales of property and equipment	62	—	—
Cash paid for acquisitions, net of cash acquired and acquisition costs	—	19	125

Net cash used in continuing operations	(891)	(18,373)	(20,650)
Net cash used in discontinued operations	(63)	(952)	—

Net cash used in investing activities	(954)	(19,325)	(20,650)

Cash flows from financing activities:
Net capital (distribution to) contribution from Parent	(16,793)	46,852	(1,748)
Repurchase of common stock of consolidated subsidiary	(4)	—	—

Net cash (used in) provided by continuing operations	(16,797)	46,852	(1,748)
Net cash provided by discontinued operations	76	450	—

Net cash (used in) provided by financing activities	(16,721)	47,302	(1,748)
Effect of exchange rate changes on cash and cash equivalents	11	(3)	—

Net (decrease) increase in cash and cash equivalents	(22,154)	27,785	(28,519)
Cash and cash equivalents, beginning of period	34,615	6,830	35,349

Cash and cash equivalents, end of period	$12,461	$34,615	$6,830

Noncash financing activities:
Common stock of Parent issued in connection with purchase of interest in Hughes Network Systems, LLC	$5,160	$—	$—

See accompanying notes to consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN PARENT’S EQUITY

(In thousands)

	Parent’s Equity	Accumulated Other Comprehensive Loss	Total Parent’s Equity	Comprehensive (Loss) Income
Balance, January 1, 2003	$35,625	$—	$35,625
Net capital distribution to Parent	(1,658)	—	(1,658)
Stock based compensation	101		101
Comprehensive loss:
Net loss	(4,730)	—	(4,730)	$(4,730)

Total comprehensive loss				$(4,730)

Balance, December 31, 2003	29,338	—	29,338
Net capital contribution from Parent	46,852	—	46,852
Stock based compensation	2,814		2,814
Sale of stock by consolidated subsidiary	264	—	264
Non-cash expense for issuance of warrants by consolidated subsidiary	106	—	106

Comprehensive income:
Net income	14,481	—	14,481	$14,481
Net foreign currency translation adjustments	—	(3)	(3)	(3)

Total comprehensive income				$14,478

Balance, December 31, 2004	93,855	(3)	93,852
Net capital distribution to Parent	(14,633)	—	(14,633)
Non-cash contra-expense for issuance of warrants by consolidated subsidiary	(151)	—	(151)
Non-cash compensation expense for equity plan of Hughes Network Systems, LLC	58	—	58
Stock based compensation	733	—	733

Comprehensive income:
Net income	68,854	—	68,854	$68,854
Net foreign currency translation adjustments	—	(3,997)	(3,997)	(3,997)

Total comprehensive income				$64,857

Balance, December 31, 2005	$148,716	$(4,000)	$144,716

See accompanying notes to consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

(a) Description of Business and Basis of Presentation

Hughes Communications, Inc. (“HCI” or the “Company”) was formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. Through a series of transactions in 2005, HCI acquired the businesses that it owned as of December 31, 2005. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.;

•	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation, representing an ownership of approximately 26% on an undiluted basis.

•	On December 31, 2005, pursuant to a separation agreement between the Company and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

•	its ownership of 50% of the voting, or Class A, membership interests of Hughes Network Systems, LLC (“HNS”), and we became HNS’ managing member;

•	its interests in Electronic Systems Products, Inc. (“ESP”);

•	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, has been classified and reported as a discontinued operation;

•	certain minority investments, including SkyTerra’s interests in Navigauge, Inc., Miraxis, LLC, Edmund Holdings, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

On April 22, 2005, SkyTerra acquired the 50% of HNS’ Class A membership interests which it contributed to HCI on December 31, 2005 from DTV Networks, Inc., formerly known as Hughes Network Systems, Inc., (“DTV Networks”) a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”) and became HNS’ managing member. The events of April 22, 2005, are referred to herein as “the April 2005 Transaction.”

On November 10, 2005, SkyTerra entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. As a result, as of January 1, 2006, HNS is a wholly owned subsidiary of HCI. In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing the relationship between and among the parties after the closing (see Note 13).

On February 21, 2006, SkyTerra separated into two publicly owned companies (the “Distribution”): HCI and SkyTerra. To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006.

SkyTerra retained its interest in Mobile Satellite Ventures, LP, (the “MSV Joint Venture”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, the balance, if any, of which will be transferred to the Company upon a change of control of SkyTerra.

Notwithstanding the legal form of the Distribution, the Distribution will be accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company will be considered the divesting entity and treated as the “accounting

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

successor” to SkyTerra for financial reporting purposes, and SkyTerra will be treated as if it had been distributed by the Company. This treatment is required because, among other things, (i) the businesses transferred to the Company generated all of the SkyTerra’s historical consolidated revenues and constitute a majority of the book value of the SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” for transactions between entities under common control, the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, in accordance with SFAS 141, financial statements and financial information presented for prior years have been restated to furnish comparative information. Accordingly, the results presented in these financial statements reflect the results of the businesses transferred by SkyTerra as of December 31, 2005, including allocations of income, expenses, assets and liabilities that were included in the financial statements of SkyTerra, but related to the businesses transferred to HCI or net assets that were not retained by SkyTerra following the Distribution. Expenses included in the consolidated statements of operations incurred by SkyTerra as the parent company have been allocated to HCI based on an estimate of time spent by SkyTerra’s employees performing services related to those businesses. Additionally, net assets and the related income and expenses that were not retained by SkyTerra following the Distribution have been allocated to HCI. Management believes the allocation methodology is reasonable. Although management believes the actual results of operations of the Company would not have been materially different from the results of operations reflected in the accompanying consolidated statements of operations, the results of operations included in the consolidated statements of operations may not necessarily be indicative of the conditions that would have existed or the results of the operations if the Company had been operated as an unaffiliated Company during the periods presented.

The Company operates its business through a group of complementary companies in the telecommunications industry. The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of Electronic System Products, Inc. (“ESP”), and Miraxis, LLC (“Miraxis”).

The Company accounts for subsidiaries which are VIEs but for which the Company is not the primary beneficiary under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary’s operating results. As such, the Company accounts for its interest in Hughes Network Systems, LLC (“HNS”), Hughes Systique Corporation (“Hughes Systique”) and Navigauge, Inc. (“Navigauge”) under the equity method. The Company also accounts for minority owned subsidiaries in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting.

At the end of the third quarter of 2001 SkyTerra made a decision to discontinue the operations of Rare Medium, Inc., along with those of its LiveMarket, Inc. subsidiary (“LiveMarket”), as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects (see Note 10). In December 2005, SkyTerra made a decision to discontinue operating AfriHUB, LLC (“AfriHUB”) and signed a letter of intent to sell its interests in AfriHUB for a promissory note with a principal amount of $0.2 million (see Note 10). The discontinuance of these businesses represents the disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”)

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of these operations have been classified as discontinued operations, and prior period results have been reclassified.

All material intercompany balances and transactions have been eliminated.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(c) Short-Term Investments

The Company considers all debt securities with maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available for sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. Auction rate securities are classified as available-for-sale given the long-term stated maturities of 20 to 30 years. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). As of December 31, 2005 and 2004, the Company had nil and $36.2 million, respectively, of auction rate securities. The remainder of the Company’s short-term investments are classified as held to maturity as the Company has both the intent and ability to hold them to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

During the year ended December 31, 2004, the Company sold a debt security with a face value of $1.0 million which was previously classified as held to maturity. This sale occurred to ensure that all of the Company’s debt securities had a maturity of less than one year in accordance with the Company’s investment policy and did not have a material impact on the Company’s financial position, results of operations or cash flow from operations.

(d) Property and Equipment

Property is carried at cost. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

(e) Goodwill and Intangibles

The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identifiable intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and the identified intangible assets with an indefinite life are not amortized but are tested for impairment at least annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The Company amortizes the identified intangible assets with a finite life over their respective useful lives on a straight-line basis.

(f) Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of AfriHUB’s projected operating losses with respect to its university initiative (see Note 10), at December 31, 2004, SkyTerra evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the long-lived assets relating to those centers. Accordingly, SkyTerra assessed the fair value of these assets by using market prices for recently purchased computers and equipment and using a discounted cash flow model for the intangible asset and building improvements for which market prices were not available. The Company recognized a non-cash impairment loss relating to the intangible asset and building improvements as their carrying value exceeded the fair value by $0.8 million. This loss is included in loss from discontinued operations on the accompanying consolidated statements of operations.

As a result of SkyTerra’s decision to cease providing funding to AfriHUB and the uncertainty with respect to AfriHUB’s future prospects, at June 30, 2005, SkyTerra evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, SkyTerra assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. The Company recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by approximately $0.4 million. This loss is included in loss from discontinued operations on the accompanying consolidated statements of operations.

(g) Revenue Recognition

Revenues from contracts for consulting and engineering services are recognized using the percentage-of-completion method for fixed price contracts and as time is incurred for time and materials contracts, provided the collection of the resulting receivable is reasonably assured. Unbilled receivables represent time and costs incurred on projects in process in excess of amounts billed and are recorded as other current assets in the accompanying balance sheets. Deferred revenue represents amounts billed in excess of revenue recognized and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

A handling and finance charge is added to materials and equipment purchased for certain product development engagements. These charges, as well as those relating to reimbursement of other out-of-pocket expenses billed to clients, are included in revenues. The costs of these reimbursable items are included in cost of revenues.

(h) Income Taxes

Through the date of the Distribution, the Company’s results will be included in the consolidated federal income tax return to be filed by SkyTerra. The Company’s statements of operations and balance sheets include the allocations of the net operating losses, capital loss carryforwards and income tax benefit or expense consistent with the basis of presentation described in (a) Description of Business and Basis of Presentation above. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

For purposes of computing weighted average common shares outstanding, the number of shares of Company common stock outstanding as of the completion of the Distribution are treated as outstanding as of December 31 of each year presented. Similarly, for purposes of computing the number of common shares issuable upon exercise of stock options, the number of options issued in connection with the Distribution are treated as outstanding as of December 31 of each year presented.

The number of shares used in calculating earnings (loss) per common share were as follows:

Weighted average common shares outstanding—basic	10,594,978
Common shares issuable upon exercise of stock options	435,836

Weighted average common shares outstanding—fully diluted	11,030,814

(j) Stock Option Plans

Historically, SkyTerra accounted for its stock option plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which allows entities to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), as clarified by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation,” and provided pro forma net income and proforma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. SkyTerra has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

APB Opinion No. 25 does not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally results in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of SkyTerra’s common stock and vesting schedules of underlying awards. As a result of the repricing of certain SkyTerra stock options in 2001 and 2002, for the years ended December 31, 2005, 2004, and 2003, the Company recognized compensation expense of approximately $0.4 million, $2.8 million and $0.1 million, respectively.

The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all SkyTerra employee awards:

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except share data)
Net income (loss), as reported	$68,854	$14,481	$(4,730)
Add: Stock-based employee compensation expense, as reported	397	2,814	107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,358)	(315)	(415)

Pro forma net income (loss)	$67,893	$16,980	$(5,038)

Basic earnings (loss) per common share:
As reported	$6.50	$1.37	$(0.45)
Pro forma	$6.41	$1.60	$(0.48)

Diluted earnings (loss) per common share:
As reported	$6.24	$1.31	$(0.43)
Pro forma	$6.15	$1.54	$(0.46)

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted average fair value of stock options granted during 2005, 2004 and 2003 was $16.82, $2.70 and $0.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (1) a risk free interest rate ranging from 2.9% to 3.7% in 2005, 1.2% to 3.2% in 2004 and 1.1% to 4.0% in 2003, (2) an expected life of three years in 2005, 2004 and 2003, (3) volatility of approximately 93% in 2005, 172% in 2004 and 175% in 2003, and (4) an annual dividend yield of 0% for all years.

(k) Foreign Currency Translation

Financial statements of AfriHUB’s Nigerian operations are prepared using the Nigerian Naira as the functional currency. Consequently, revenues and expenses of the Nigerian operations are translated into United States dollars using weighted average exchange rates, while assets and liabilities are translated using period end exchange rates. Translations adjustments are included in parent’s equity as accumulated other comprehensive loss in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are reflected in loss from discontinued operations on the accompanying consolidated statements of operations. During the year ended December 31, 2005, the Company recorded a loss of approximately $14,000 resulting from foreign currency transactions. During the year ended December 31, 2004, the Company recorded a gain of approximately $15,000 resulting from foreign currency transactions. The Company did not have any foreign operations during the year ended December 31, 2003.

(l) Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from non-owner sources. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 have been disclosed within the accompanying consolidated statements of changes in parent’s equity. As of December 31, 2005 and 2004, accumulated other comprehensive loss was $4.0 million and $3,000, respectively, consisting primarily of accumulated foreign currency translation adjustments. As of December 31, 2003, the Company did not have any items of accumulated other comprehensive (loss) income.

(m) Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates and assumptions that affect reported amounts and related disclosures. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets (including the impairment charge), valuation allowances for accounts and notes receivable and deferred income tax assets, accrued restructuring charges and other contingent obligations. Actual results could differ from those estimates and assumptions.

(n) Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, short-term investments, accounts receivable, accounts payable and a letter of credit. The fair value of these instruments approximates book value due to their short-term duration.

(o) Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with various high credit quality

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institutions. Further, in accordance with an investment policy, the Company diversifies its short-term investments among debt instruments that are believed to be low risk.

ESP’s revenues are generated principally from customers located in the United States. For the year ended December 31, 2005 and 2004 and for the period from the August 25, 2003 acquisition of ESP through December 31, 2003, one, three and two customers, respectively, individually accounted for more than 10% of the Company’s consolidated revenues. Combined, these customers account for approximately $0.5 million and $1.1 million of consolidated revenues for the years ended December 31, 2005 and 2004, respectively, and $0.4 million for the period from the August 25, 2003 acquisition of ESP through December 31, 2003. As of December 31, 2005 and 2004, accounts receivable from these significant customers was approximately $46,000 and $14,000, respectively.

(p) Sales of Stock by a Subsidiary

The Company accounts for the sale of stock by a consolidated subsidiary as a capital transaction whereby the change in the Company’s proportionate share of the subsidiary equity resulting from the additional equity raised by the subsidiary is reflected in parent’s equity on the accompanying consolidated balance sheets.

In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for $0.5 million in cash (see Note 10). The Company increased paid in capital on the accompanying consolidated balance sheets by approximately $0.3 million related to this transaction.

(q) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for the Company on January 1, 2006 and provides entities two transition methods. The Company has elected to use the modified prospective method and therefore will not restate its prior period results. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position or results of operations.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)    Interest in Hughes Network Systems

In April 2005, SkyTerra completed its acquisition of 50% of the Class A membership interests of HNS from DTV Networks a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as the certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represents the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which is subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness is otherwise non-recourse to the Company or DTV Networks. The Company serves as the managing member of HNS.

The HNS limited liability agreement allows for the issuance of Class B membership interests which are entitled to receive a pro rata share of any capital gains upon, among other things, a sale of HNS. In the second quarter of 2005, Class B membership interests were issued to certain members of HNS’ senior management and SkyTerra’s chief executive officer and president entitling the holders to approximately 4% of any capital gains resulting from a qualifying transaction. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. Following January 1, 2007, at the holders’ election, vested Class B membership interests can be exchanged for common stock of the Company. The number of shares of the Company common stock to be issued upon such exchange would be based upon the fair market value of such vested Class B membership interest divided by the value of the Company common stock at the time of such exchange. The issuance of such shares of the Company common stock is subject to the authorization of the board of directors of the Company and compliance with applicable securities laws.

In addition, in July 2005, HNS adopted an incentive plan pursuant to which bonus units representing up to approximately 4% of the increase in the value of HNS are available for grant to its employees. The bonus units

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide for time vesting over five years subject to a participant’s continued employment with HNS and reflect a right to receive a cash payment upon a change of control of HNS (but excluding the acquisition by the Company of the remaining 50% of the outstanding Class A membership interests) or a sale of substantially all of the assets of HNS. Pursuant to the plan, if SkyTerra acquires the remaining 50% of the outstanding Class A membership interests and a participant in the plan is still employed by HNS at such time, then the participant’s vested bonus units would be exchanged for common stock of SkyTerra. Following the contribution of SkyTerra’s Class A membership interests to the Company, the Company will succeed to the obligations of SkyTerra under the plan. As such, the number of shares of the Company common stock to be issued upon such exchange would be based upon the fair market value of such vested bonus unit divided by the value of the Company common stock at the time of the exchange. The issuance of such shares of the Company common stock is subject to the authorization of the compensation committee of the board of directors of the Company and compliance with applicable securities laws. The Company expects to terminate the HNS bonus unit plan and replace existing HNS bonus units with shares of restricted stock or stock options of the Company.

In January 2006, the Company acquired the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. The acquisition occurred pursuant to an agreement among the Company, DIRECTV, DTV Networks and HNS, dated November 10, 2005. To finance the transaction, the Company obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). Concurrent with the Distribution, the Company conducted a rights offering to its stockholders in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, in March 2006, the Apollo Stockholders converted approximately $68.4 million of the short-term debt financing into shares of common stock of the Company at the $12.75 per share subscription price in the rights offering. The remaining $31.6 million of principal obligations under the short-term debt financing was repaid in cash from the proceeds from the rights offering.

Through December 31, 2005, the Company accounted for its interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and the Company was not the primary beneficiary as defined in FIN 46R. Accordingly, the Company recorded its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments relate primarily to the amortization of the excess the Company’s proportionate share of HNS’ net assets over the Company’s carrying amount on the date of acquisition. This excess was being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of December 31, 2005, the Company’s proportionate share of HNS’ net assets exceeded its book investment by approximately $7.0 million. Following the January 2006 Transaction, the Company will include the accounts of HNS in its consolidated financial statements.

The following table presents summarized consolidated financial information for HNS for the period indicated and is derived from HNS’ audited consolidated financial statements:

December 31, 2005
(in thousands)
Consolidated balance sheet information:
Current assets	$449,958
Noncurrent assets	306,566
Current liabilities	230,471
Noncurrent liabilities	354,867
Minority interest	6,594
Total equity	164,592

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 23, 2005 to December 31, 2005
(in thousands)
Consolidated statement of operations information:
Revenues	$583,468
Income from operations	66,608
Net income	46,571

As of December 31, 2005 and 2004, the Company had incurred $0.6 million and $5.0 million, respectively, of transaction costs, including legal, accounting and other costs directly related to the April 2005 Transaction and the January 2006 Transaction. These costs are included in deferred transaction costs on the accompanying consolidated balance sheets.

(3)    Business Transactions

(a) Interest in Electronic System Products

On August 25, 2003, for nominal consideration, SkyTerra acquired all of the outstanding common stock of ESP, a product development and engineering services firm that has historically created products for and provides consulting and engineering services to the telecommunications, broadband, satellite communications, and wireless industries. ESP is currently focused on exploiting its existing intellectual property portfolio. In November 2003, ESP made restricted stock grants to its employees representing an aggregate of 30% of ESP’s outstanding equity, diluting the Company’s ownership to 70%. In October 2004, ESP repurchased shares of its common stock from terminated employees for an aggregate of approximately $2,000, raising SkyTerra’s ownership to approximately 78%. In August 2005, ESP repurchased additional shares of its common stock from terminated employees for an aggregate of approximately $4,000, raising SkyTerra’s ownership to approximately 92%. On December 31, 2005, SkyTerra transferred its interest in ESP to the Company.

The following table summarizes the estimated fair value of the identifiable assets acquired and current liabilities assumed at the date of acquisition:

August 25, 2003
(in thousands)
Current assets	$666
Property and equipment	54
Investment in affiliates	349

Total assets acquired	1,069
Current liabilities	(983)

Net assets acquired	$86

(b) Interest in Hughes Systique

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, RFID enterprise applications and multimedia applications for in-home

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

broadband entertainment networks. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of the Company and his brother own an aggregate of approximately 21% of Hughes Systique on an undiluted basis.

Although Hughes Systique is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, this investment is included in investments in affiliates on the accompanying consolidated balance sheets and is being accounted for under the equity method with the Company’s share of Hughes Systique’s loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. For the year ended December 31, 2005, the Company’s share of Hughes Systique’s loss was $0.1 million.

(c) Interest in Miraxis

On May 28, 2002, SkyTerra acquired Series B Preferred Shares and a warrant from Miraxis for $0.4 million, representing an ownership of approximately 30%. Miraxis is a development stage telecommunications company that has access to a Ka-band license with which it is striving to provide satellite based multi-channel, broadband data and video services in North America. The Company has the right to appoint two of the five directors of the manager of Miraxis. SkyTerra entered into a management support agreement with Miraxis under which SkyTerra’s current Chief Executive Officer and President provided certain services to Miraxis through February 2003 in exchange for additional Series B Preferred Shares and warrants being issued to the Company. In addition, on December 20, 2002, SkyTerra acquired Series C Preferred Shares and warrants from Miraxis for $0.1 million.

In February 2003, SkyTerra entered into a consulting agreement with Miraxis pursuant to which Miraxis personnel provided services to the Company through May 2003. In addition, Miraxis extended the management support agreement whereby SkyTerra’s current Chief Executive Officer and President continued to provide certain services to Miraxis through May 2003. In connection with these agreements, SkyTerra paid Miraxis approximately $40,000 but also received additional Series C Preferred Shares and warrants.

In April 2003, SkyTerra acquired additional Series C Preferred Shares and warrants for approximately $40,000. Between June 2003 and September 2003, SkyTerra purchased promissory notes from Miraxis with an aggregate principal amount of $0.1 million. In November 2003, the promissory notes were converted to Series D Preferred Shares. From January 2004 through July 2005, SkyTerra purchased additional promissory notes with an aggregate principal balance of $0.1 million. In September 2005, the board of managers of Miraxis approved the dissolution of the company. The dissolution of Miraxis will not have a material impact on the Company’s financial position or results of operations. SkyTerra transferred its interest in Miraxis to the Company on December 31, 2005. As of December 31, 2005, the Company held approximately 40% of the ownership interests of Miraxis. SkyTerra’s President and Chief Executive Officer currently holds an approximate 1% interest in Miraxis.

In accordance with FIN No. 46R, beginning January 1, 2004, the operating results and financial position of Miraxis have been included in the consolidated financial statements. Prior to January 1, 2004, this investment was included in investments in affiliates on the accompanying consolidated balance sheets and was accounted for under the equity method with the Company’s share of Miraxis’ loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. The consolidation of Miraxis did not have a material impact on the Company’s operating results or financial position.

(d) Interest in Navigauge

On April 21, 2003, SkyTerra acquired Series B Preferred Shares from Navigauge, Inc., formerly known as IQStat, for $0.3 million, representing an ownership interest of approximately 5%. Navigauge was a

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

privately held media and marketing research firm that intended to collect data on in-car radio usage and driving habits of consumers and market the aggregate data to radio broadcasters, advertisers and advertising agencies in the United States.

In connection with the acquisition of ESP in August 2003, SkyTerra obtained indirect ownership of Series A Preferred Shares representing an additional 16% ownership interest in Navigauge. In December 2003, SkyTerra acquired additional Series B Preferred Shares and warrants for $0.1 million. From January 2004 through April 2004, SkyTerra acquired additional Series B Preferred Shares and warrants from Navigauge for $0.5 million. Furthermore, from April 2004 through June 2004, SkyTerra purchased short-term promissory notes from Navigauge with an aggregate principal amount of $0.4 million.

On June 14, 2004, Navigauge completed a recapitalization in which all outstanding Series A Preferred Shares and Series B Preferred Shares were converted to new Series A Preferred Shares with substantially similar rights as the old Series B Preferred Shares. Following the exchange, SkyTerra converted the outstanding short-term promissory notes into new Series A Preferred Shares and purchased additional Series A Preferred Shares for approximately $0.4 million. SkyTerra also obtained direct ownership of the old Series A Preferred Shares held by ESP in exchange for the forgiveness of intercompany promissory notes.

On August 16, 2004, SkyTerra purchased additional Series A Preferred Shares for approximately $0.2 million. Furthermore, from October 2004 through June 2005, SkyTerra purchased short-term promissory notes from Navigauge with an aggregate principal amount of $1.1 million. Following the impairment discussed below, the short-term promissory notes have no carrying value on the accompanying consolidated balance sheets. On December 31, 2005, SkyTerra transferred its interest in Navigauge to the Company.

Although Navigauge is a variable interest entity as defined in FIN 46R, the Company is not the primary beneficiary as defined in FIN 46R. Accordingly, prior to the impairment discussed below, this investment was included in investments in affiliates on the accompanying consolidated balance sheets and was being accounted for under the equity method with the Company’s share of Navigauge’s loss being recorded in loss on investments in affiliates on the accompanying consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, the Company’s share of Navigauge’s loss was $0.3 million, $1.3 million and $0.1 million, respectively.

As Navigauge was unsuccessful in raising the capital necessary to expand its service beyond the Atlanta market and in light of its prospects, during the year ended December 31, 2005, the Company recognized a loss of approximately $1.3 million relating to the impairment of the aggregate remaining carrying amount of its equity interest in Navigauge and the short-term promissory notes. This loss is included in loss on investments in affiliates on the accompanying consolidated statements of operations. In July 2005, Navigauge signed a non-binding letter of intent to sell substantially all of its assets. The sale of the assets was subject to, among other things, completion of the buyer’s due diligence and negotiation and execution of definitive documentation satisfactory to the parties. In September 2005, the negotiations pursuant to the letter of intent were terminated. Navigauge is pursuing other options with respect to maximizing value from its intellectual property.

(e) Verestar Transactions

On August 29, 2003, SkyTerra signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 67% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, SkyTerra purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. SkyTerra terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 8, 2004, SkyTerra executed an asset purchase agreement to acquire, through a newly formed subsidiary, substantially all of the assets and business of Verestar pursuant to Section 363 of the Bankruptcy Code. The transaction was subject to a number of contingencies, including an auction on March 30, 2004 at which Verestar considered higher and better offers. At the auction, a bid was accepted from a strategic buyer at a price higher than SkyTerra was willing to offer.

In connection with the Verestar bankruptcy, SkyTerra entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and SkyTerra’s security interest in Verestar’s assets. On April 30, 2004, Verestar paid SkyTerra $2.9 million representing the $2.5 million outstanding principal amount of the senior secured note and $0.4 million as a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

On July 9, 2004, SkyTerra settled its dispute with Verestar’s parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar’s parent company paid SkyTerra $1.5 million. This amount is included in other income, net on the accompanying consolidated statements of operations.

On July 29, 2004, SkyTerra entered into a stipulated settlement with Verestar and its Creditor Committee pursuant to which Verestar agreed to pay SkyTerra approximately $0.4 million representing certain amounts owed, including unpaid accrued interest, in connection with the senior secured note. On August 13, 2004, the Bankruptcy Court approved the stipulated settlement. This settlement amount is included in interest income, net on the accompanying consolidated statements of operations.

(4)    Notes Receivable from Motient

On April 2, 2001, SkyTerra agreed to purchase from Motient 12.5% secured promissory notes, issuable in two tranches, each in the principal amount of $25.0 million. The notes were collateralized by five million shares of XM Satellite Radio common stock owned by Motient. The first tranche was purchased on April 4, 2001, and the second tranche was purchased on July 16, 2001. The principal of and accrued interest on the notes were payable on October 1, 2001 in either cash, shares of XM Satellite Radio, or any combination thereof at Motient’s option, as set forth in the agreement. At the option of SkyTerra, the notes were exchangeable for a number of XM Satellite Radio shares based on a formula, as set forth in the agreement.

On May 14, 2001, SkyTerra entered into an agreement to merge with a subsidiary of Motient. By a letter agreement dated October 1, 2001, Motient and SkyTerra terminated the planned merger. As a result of the termination, neither SkyTerra nor Motient had any obligation to the other party with respect to the merger, except for repayment by Motient to SkyTerra of amounts outstanding under the promissory notes.

On October 1, 2001, and again on October 8, 2001, SkyTerra extended the maturity date of the notes. On October 12, 2001, in accordance with the terms of the notes, SkyTerra received five million shares of XM Satellite Radio as payment for $26.2 million of the notes and accrued interest. The maturity date for the remaining balance of the Motient notes in the principal amount of approximately $26.2 million, and interest thereon, was extended for 60 days. On January 10, 2002, Motient and its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As part of its filing, Motient indicated that it would likely challenge SkyTerra’s right to the $26.2 million outstanding principal balance and accrued interest thereon, as well as the delivery of the shares of XM Satellite Radio common stock as partial repayment of the aggregate $50.0 million principal amount of the notes. As a result of uncertainty with respect to the ultimate collection on the notes, a reserve was recognized for the entire amount. This loss of approximately $26.9 million was partially offset by a gain of $5.3 million that resulted from the difference between the value of the XM Satellite Radio common stock received in connection with the partial repayment of the Motient notes in accordance with their

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms and the value of the XM Satellite Radio common stock using its closing price on the date of the partial repayment. The results of these transactions are reflected in other income (expense), net on the accompanying consolidated statements of operations.

On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient’s plan of reorganization, SkyTerra cancelled the outstanding amounts due under the original promissory notes issued by Motient and accepted a new note in the principal amount of $19.0 million (the “New Motient Note”) that was issued by a new, wholly-owned subsidiary of Motient that owns 100% of Motient’s interests in the MSV Joint Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid SkyTerra approximately $0.5 million of interest accrued on the New Motient Note. Following several financings by Motient, on July 15, 2004, Motient paid SkyTerra approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in the accompanying consolidated statements of operations as $19.0 million in other income (expense), net and $4.1 million in interest income, net.

(5)    Investments in Affiliates

The following is a summary of the carrying value of investments held by the Company at December 31:

	December 31,
	2005	2004
	(in thousands)
Equity method investments	$2,932	$1,081
Cost method investments	1,430	2,280

	$4,362	$3,361

For the years ended December 31, 2005, 2004 and 2003, the Company recognized a loss on investments in affiliates of $0.6 million, $1.3 million and $0.4 million, respectively. For the year ended December 31, 2005, the loss on investments in affiliates consisted of $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.4 million relating to our proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity method and $0.2 million relating to the impairment of the investment in an affiliate, partially offset by a $1.3 million gain relating to the sale of the Company’s interest in two affiliates. For the years ended December 31, 2004 and 2003, the loss on investment in affiliates consisted primarily of the Company’s proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity method.

The aggregate carrying value of the Company’s cost method investments totaled approximately $1.4 million as of December 31, 2005. Such cost method investments were not evaluated for impairment because (i) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments and (ii) the Company did not estimate the fair value of those investments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” as the cost to make such estimation was prohibitive.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Short-Term Investments

Short-term investments consisted of the following debt securities:

	December 31,
	2005	2004
	(in thousands)
Government agencies securities	$3,000	$19,356
Auction rate securities	—	36,150
Municipal bonds	—	4,242

	$3,000	$59,748

The government agencies securities and municipal bonds are classified as held to maturity. The amortized cost of these securities approximated fair value as of December 31, 2005 and 2004. Auction rate securities are classified as available for sale. As of December 31, 2005 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted costs.

(7)    Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

	Estimated Useful Lives (years)	December 31,
		2005	2004
		(in thousands)
Computer equipment and software	3 to 5	$258	$258
Furniture and fixtures	5 to 7	32	29
Leasehold improvements	10	—	21
Machines and equipment	2 to 5	5	5

		295	313
Less accumulated depreciation		(277)	(274)

Property and equipment, net		$18	$39

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $12,000, $29,000 and $28,000, respectively.

(8)    Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued professional fees	$1,475	$1,225
Accrued compensation	900	652
Accrued transaction costs	—	4,647
Accrued restructuring charges	47	1,550
Other accrued liabilities	51	131

	$2,473	$8,205

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued restructuring charges consist primarily of obligations associated with the discontinued operations of Rare Medium Inc, as discussed in Note 10.

(9)    Segment Information

The Company’s consolidated operations have been classified into three reportable segments: HNS, ESP, and Parent and other. HNS, which became a reportable segment following the April 2005 acquisition by SkyTerra, is a provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer market. ESP, which became a reportable segment following the August 2003 acquisition by SkyTerra, is an engineering services firm with expertise in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. Parent and other includes the Company, other consolidated entities other than ESP and eliminations.

The following table presents certain financial information on the Company’s reportable segments for the year ended December 31, 2005. The HNS column represents 100% of the results of operations for the period April 23, 2005 through December 31, 2005. Since our 50% share of the results of HNS’ operations are already included in the Parent and Other column, the Eliminate HNS column removes the results of HNS shown in the HNS column.

	HNS	ESP	Parent and Other	Eliminate HNS	Consolidated
	(in thousands)
Revenues	$583,468	$615	$—	$(583,468)	$615
Operating expenses	(516,860)	(592)	(7,337)	516,860	(7,929)

Gain (loss) from operations	66,608	23	(7,337)	(66,608)	(7,314)
Interest (expense) income, net	(22,744)	(59)	1,495	22,744	1,436
Equity in earnings of Hughes Network Systems, LLC	—	—	24,054	—	24,054
Loss on investments in affiliates	—	—	(638)	—	(638)
Other income, net	2,707	65	812	(2,707)	877

Income before discontinued operations and taxes	$46,571	$29	$18,386	$(46,571)	$18,415

Total assets	$756,524	$120	$149,953	$(756,524)	$150,073

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2004.

	ESP	Parent and Other	Consolidated
	(in thousands)
Revenues	$2,117	$—	$2,117
Operating expenses	(2,932)	(7,434)	(10,366)

Loss from operations	(815)	(7,434)	(8,249)
Interest (expense) income, net	(56)	5,052	4,996
Loss on investments in affiliates	(164)	(1,172)	(1,336)
Other income, net	866	20,164	21,030

Income (loss) before discontinued operations	$(169)	$16,610	$16,441

Total assets	$268	$104,085	$104,353

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2003:

	ESP	Parent and Other	Consolidated
	(in thousands)
Revenues	$699	$—	$699
Operating expenses	(1,412)	(5,557)	(6,969)

Loss from operations	(713)	(5,557)	(6,270)
Interest (expense) income, net	(11)	500	489
Loss on investments in affiliates	(112)	(292)	(404)
Other income, net	24	220	244

Loss before discontinued operations	$(812)	$(5,129)	$(5,941)

Total assets	$555	$34,839	$35,394

As of December 31, 2005 and 2004, all of the Company’s long-lived assets were located in the United States.

(10)    Discontinued Operations

Rare Medium

At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and the LiveMarket subsidiary was made as a result of the weakening of general economic conditions that caused many companies to reduce spending on Internet-focused business solutions and in light of their performance and prospects. As of December 31, 2005 and 2004, cash of approximately $47,000 and $15,000, respectively, (excluding the $0.3 million of cash collateralizing a letter of credit as of December 31, 2004) was the remaining asset of Rare Medium, Inc. and LiveMarket. As of December 31, 2005 and 2004, the liabilities of these subsidiaries totaled $0.8 million and $2.3 million, respectively, consisting of accounts payable and accrued expenses. As of December 31, 2004, Rare Medium, Inc. held $0.3 million of cash in a certificate of deposit which was maintained as collateral for a letter of credit supporting a lease obligation. The lease obligation and the letter of credit expired during the year ended December 31, 2005, and the collateral was released. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a gain of $1.1 million, nil and $1.2 million, respectively, as a result of the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts.

AfriHUB

In April 2004, SkyTerra signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the allocation of the purchase price to the fair value of the identifiable net assets acquired, SkyTerra ascribed approximately $0.6 million to a significant contract. This intangible asset was being amortized over the approximate five-year minimum life of the contract, and for the year ended December 31, 2004, such amortization was approximately $34,000. As a result of AfriHUB’s strategy shift, SkyTerra recognized an impairment loss of $0.8 million during the year ended December 31, 2004 relating to this intangible asset and certain building improvements (see Note 1(f)).

In October 2004, AfriHUB agreed to sell membership interests to an unaffiliated third party for $0.5 million in cash (see Note 1(p)). As a result of this sale of membership units, SkyTerra’s ownership of AfriHUB’s outstanding membership interests decreased to approximately 70%.

In August 2005, SkyTerra decided to cease providing funding to AfriHUB. As a result of this decision, SkyTerra evaluated AfriHUB’s long-lived assets for recoverability and determined that the undiscounted cash flows over the remaining expected life of the two established centers was less than the carrying value of the assets relating to those centers. Accordingly, SkyTerra assessed the fair value of these assets by estimating the recoverability of the computers and equipment upon a sale. We recognized a non-cash impairment loss relating to the computers and equipment as their carrying value exceeded the fair value by $0.4 million.

In August 2005, AfriHUB’s Nigerian subsidiary borrowed approximately $0.2 million from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which is denominated in Nigerian Naira, is due in August 2006 and bears interest at an annual rate of 19% as of December 31, 2005. The interest rate is subject to change based on fluctuations of the bank’s money market rate. On December 31, 2005, SkyTerra contributed its interests in AfriHUB to the Company. The Company has not guaranteed any amounts owed under the short-term borrowing.

In December 2005, SkyTerra decided to discontinue operating AfriHUB and executed a Membership Interest and Note Purchase Agreement to sell its interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date one year following the execution of definitive documentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of AfriHUB have been classified as discontinued operations on the accompanying consolidated statements of operations and prior period results have been reclassified. The assets and liabilities of AfriHUB are classified as held for sale on the accompanying consolidated balance sheets.

(11)    Income Taxes

For Federal income tax purposes, the Company’s results through the date of the Distribution will be included in the consolidated returns to be filed by SkyTerra. SkyTerra has unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to limitation and, therefore, will be available to offset future taxable income if such taxable income is generated in a period prior to the expiration of such loss carryforward. Following the Distribution, a portion of the NOL and capital loss carryforwards will belong to the Company. The Company estimates that its share of the NOL carryforward is approximately $135.2 million and its share of the capital loss carryforward is approximately $3.3 million. Consistent with the basis of presentation disclosed in Note 1(a) Description of Business and Basis of Presentation, certain deferred tax assets, liabilities and income tax benefit or expense of SkyTerra have been allocated to the Company and are reflected in the Company’s consolidated statements of operations and balance sheets.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of SkyTerra’s consolidated temporary differences that give rise to the net deferred tax assets are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$86,336	$79,804
Capital loss carryforwards	35,451	32,475
Impairment loss on investments in affiliates	7,039	9,639
Other assets	720	756

Total gross deferred tax assets	129,546	122,674
Less valuation allowance	(68,829)	(122,674)

Total deferred tax assets	60,717	—

Deferred tax liability:
Investment in Hughes Network Systems, LLC	10,383	—

Total deferred tax liability	10,383	—

Net deferred tax assets	$50,334	$—

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

As the Distribution did not qualify as a tax-free spin-off, SkyTerra expects to generate significant taxable income in 2006 for Federal and state income tax purposes. Accordingly, during the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. Of the remaining valuation allowance, subsequently recognized tax benefits, if any, in the amount of approximately $7.7 million will be applied directly to contributed capital. This amount relates to the tax effect of SkyTerra employee stock option deductions included in the net operating loss carryforward. Due to SkyTerra’s operating losses and the uncertainty surrounding whether SkyTerra would ultimately realize its deferred tax assets, as of December 31, 2004, a valuation allowance of was maintained on all of the deferred tax assets.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax benefit reflected on the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current benefit:
Federal	$—	$—	$—
State	—	—	—

Total current benefit	—	—	—
Deferred benefit:
Federal	50,334	—	—
State	—	—	—

Total deferred benefit	50,334	—	—

Total income tax benefit	$50,334	$—	$—

Effective income tax rate	(566)%	0%	0%

The income tax benefit differs from the amount computed by applying the statutory rate to the Company’s income from continuing operations before income taxes as follows:

	Years Ended December 31,
	2005	2004	2003
Income tax (expense) benefit at statutory rate	$(6,445)	$(5,754)	$2,079
Valuation allowance and other	56,779	5,754	(2,079)

	$50,334	$—	$—

The difference between the statutory Federal income tax rate and SkyTerra’s effective tax rate for the year ended December 31, 2005 is principally due the release of valuation of allowance related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution. The difference between the statutory Federal income tax rate and SkyTerra’s effective tax rate for the year ended December 31, 2004 is principally due to SkyTerra incurring net operating losses on a consolidated basis for which no tax benefit was recorded.

(12)    Stock-Based Compensation Plans

SkyTerra provided incentive and nonqualified stock option plans for directors, officers, and key employees of SkyTerra and others. The number of options to be granted and the option prices were determined by the Compensation Committee of SkyTerra’s board of directors in accordance with the terms of the plans. Options generally expire five to ten years after the date of grant.

On October 5, 2001, the Compensation Committee of SkyTerra’s board of directors determined that because the outstanding options held by certain executive officers and employees were exercisable at prices that were significantly above prevailing market prices for SkyTerra’s common stock, they no longer provided an adequate level of incentive. Accordingly, to reincentivize certain executive officers and employees of SkyTerra and in recognition of their service to SkyTerra, the Compensation Committee approved the repricing of the exercise prices of options to purchase an aggregate of 32,833 shares of SkyTerra common stock to $1.30 per share, the fair market value at the date of the repricing. On December 21, 2001, the Compensation Committee approved an additional repricing of the exercise prices of options to purchase an aggregate of 40,000 shares of SkyTerra

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock held by non-management directors to $6.00 per share, the fair market value at the date of the repricing. On October 15, 2002, in recognition of the former Chief Executive Officer’s contribution to SkyTerra, among other things, the Compensation Committee of SkyTerra’s board of directors approved the repricing of the exercise price of the former Chief Executive Officer’s outstanding options to purchase 140,000 shares of SkyTerra common stock to $0.85, the fair market value at the date of the repricing. As a result of these actions, the Company recorded non-cash compensation expense during the years ended December 31, 2005, 2004 and 2003 of approximately $0.4 million, $2.8 million and $0.1 million, respectively.

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan, the compensation committee of SkyTerra’s board of directors is required to make an equitable adjustment to the terms of options issued under that plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under such plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the plan who were current members of SkyTerra’s management and board of directors, as well as a consultant and former directors who were involved with our acquisition of HNS, should receive an option to purchase one share of the Company’s common stock for each option to purchase two shares of SkyTerra’s common stock that they held as of the date of the Distribution. The issuance of such options to purchase the Company’s common stock was in lieu of a larger adjustment to the exercise price of SkyTerra’s options that such holders would have been otherwise entitled had they not received options to purchase the Company’s common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all of SkyTerra’s other options outstanding under the plan were adjusted. On February 24, 2006, options to purchase 435,836 shares of the Company’s common stock were issued to holders of SkyTerra options.

The following table summarizes weighted-average option price information as if the options granted in connection with the Distribution had been granted on December 31, 2005:

Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.58-$ 0.63	230,000	6.99	$0.60	230,000	$0.60
$ 1.06-$ 1.51	96,668	7.82	$1.40	96,668	$1.40
$ 3.09-$ 4.53	39,584	5.57	$3.89	27,917	$4.22
$20.23-$22.53	69,584	9.27	$21.33	69,584	$21.33

	435,836	7.41	$4.39	424,169	$4.42

(13)    Related Party Transactions

Hughes Systique

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of the Company and his brother own an aggregate of approximately 21% of Hughes Systique on an undiluted basis.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into a Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of the MSV Joint Venture and TerreStar, $12.5 million of cash and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash at such time, if any, will be transferred to us from SkyTerra. The Separation Agreement also provides that the Company is responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification. The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty, keepwell, of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of or resulting from the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement. The tax sharing agreement governs the allocation between the Company and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. The Company will generally be responsible for, and indemnify SkyTerra and its subsidiaries against, all tax liabilities imposed on or attributable to (i) the Company and any of its subsidiaries relating to all taxable periods and (ii) SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra, in each case, after taking into account any tax attributes of SkyTerra or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, the Company is not responsible for any taxes relating to the MSV Joint Venture, TerreStar or a change of control of SkyTerra. Additionally, under the tax sharing agreement, SkyTerra is responsible for, and indemnifies the Company and its subsidiaries against, all tax liabilities imposed on or attributable to the MSV Joint Venture and TerreStar relating to all taxable periods, SkyTerra and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of SkyTerra.

Consulting services. SkyTerra will provide the Company with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party.

Access to facilities. SkyTerra will provide the Company with use of its facilities, including information technology and communications equipment and services at such premises, until the earlier of a change of control of SkyTerra or such other time that the parties mutually agree. In exchange, SkyTerra will pay the Company $7,500 per month.

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Miraxis

In May 2002, SkyTerra acquired ownership interests in Miraxis (see Note 3(c)). Prior to joining SkyTerra, SkyTerra’s Chief Executive Officer and President served as President of Miraxis, a position he continues to hold. SkyTerra’s Chief Executive Officer and President currently holds shares, options and warrants of Miraxis representing approximately 1% of the outstanding ownership interests.

Miraxis License Holdings, LLC (“MLH”), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots, one of which Miraxis has the ability to use so long as it implements its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis was to pay certain royalties to MLH for use of the slot if it ever launched satellites. Miraxis ceased operations during the year ended December 31, 2005 and, accordingly, the arrangement with MLH terminated. Prior to becoming affiliated with SkyTerra, SkyTerra’s Chief Executive Officer and President acquired a 2% interest in MLH. In addition, prior to the Company acquiring an interest in Miraxis, an affiliate of SkyTerra’s preferred stockholders acquired an approximate 70% interest in MLH.

Other

During the years ended December 31, 2005 and 2004 and from the August 25, 2003 acquisition through December 31, 2003, ESP recognized revenues totaling $18,000, $0.6 million and $0.3 million, respectively, for services provided to Navigauge and the MSV Joint Venture.

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including the MSV Joint Venture and TerreStar. Such directors and officers have received stock-based compensation from such affiliates for their service. The amount of stock-based compensation received by the Company’s directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

(14)    Contingencies and Commitments

Regulatory

In April 2005, the Federal Communications Commission (“FCC”) approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company’s obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of December 31, 2005, the Company had approximately $3.1 million in the restricted cash account. Restricted cash balances which are expected to be restricted for more than one year have been classified as non-current on the accompanying consolidated balance sheets.

Litigation

SkyTerra and certain of its subsidiaries (along with the Engelhard Corporation (“Engelhard”)) were parties to an arbitration relating to certain agreements that existed between or among the claimant and ICC Technologies, Inc., SkyTerra’s former name, and the Engelhard/ICC (“E/ICC”) joint venture arising from the

HUGHES COMMUNICATIONS, INC.

(a wholly owned subsidiary of SkyTerra Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

desiccant air conditioning business that SkyTerra and its subsidiaries sold in 1998. The claimant sought $8.5 million for (1) its alleged out of pocket losses in investing in certain of E/ICC’s technology; (2) unjust enrichment resulting from the reorganization of E/ICC in 1998; and (3) lost profits arising from the fact that it was allegedly forced to leave the air conditioning business when the E/ICC joint venture was dissolved. On December 30, 2005, the parties to the arbitration executed a definitive binding settlement agreement. Pursuant to the settlement agreement, Engelhard agreed to pay the claimant $0.7 million. In return, SkyTerra and Engelhard exchanged general releases with the claimants, settling the arbitration. In connection with the settlement, SkyTerra and Engelhard exchanged general releases, and SkyTerra reimbursed Engelhard for $0.2 million of the settlement payment.

From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such additional legal matters will not have a material adverse effect on the Company’s financial position or results of its operations.

(15)    Subsequent Events

January 2006 Transaction

In January 2006, the Company acquired the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. Following the closing of the acquisition, the Company pledged its Class A membership interests of HNS to secure the obligations of HNS under the term indebtedness and serves as the managing member of HNS.

Apollo Loan and Rights Offering

To finance the January 2006 Transaction, the Company obtained $100.0 million of short-term debt financing from certain of the Apollo Stockholders. Concurrent with the Distribution, the Company conducted a rights offering to its stockholders in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, in March 2006, the Apollo Stockholders converted $68.4 million of the short-term debt financing into shares of common stock of the Company at the $12.75 per share subscription price in the rights offering. The remaining $31.6 million of principal and interest obligations under the short-term debt financing was repaid in cash from the proceeds from the rights offering.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A Preferred Stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of HCI common stock for each share of SkyTerra’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006).

HUGHES COMMUNICATIONS, INC.

Schedule II—Valuation and Qualifying Accounts

Deductions—Descriptions	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Year
Reserves and allowances deducted from asset accounts:

Allowances for uncollectible accounts receivable
Year ended December 31, 2003	—	$43,672	—	—		$43,672
Year ended December 31, 2004	$43,672	$38,093	—	$(3,915)		$77,850
Year ended December 31, 2005	$77,850	—	—	—		$77,850

Allowances for uncollectible notes receivable
Year ended December 31, 2003	$20,160,774	$1,855,292	—	—		$22,016,066
Year ended December 31, 2004	$22,016,066	—	—	$(22,016,066	)(1)	—
Year ended December 31, 2005	—	—	—	—		—

(1)	Relates to adjustment to reserve for note receivable from Motient Corporation as a result of repayment of amounts owed thereunder.

INDEPENDENT AUDITORS’ REPORT

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheet of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in equity, and cash flows for the period from April 23, 2005 to December 31, 2005. We have also audited the accompanying combined consolidated balance sheet of Hughes Network Systems (the “Predecessor”) as of December 31, 2004, and the related combined consolidated statements of operations, changes in equity, and cash flows for the period from January 1, 2005 to April 22, 2005, and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the accompanying combined consolidated financial statements of the Predecessor have been prepared from the separate records maintained by the Predecessor, a component of the DIRECTV Group, Inc., and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Predecessor had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from The DIRECTV Group, Inc. applicable to The DIRECTV Group, Inc. as a whole.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the period from April 23, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2004, and the results of its operations and its cash flows for the period from January 1, 2005 to April 22, 2005, and the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/    DELOITTE & TOUCHE LLP

Baltimore, Maryland

March 27, 2006

HUGHES NETWORK SYSTEMS

STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
Revenues
Services	$303,467	$121,917	$383,519	$328,989
Hardware sales	280,001	101,524	405,831	422,159

Total Revenues	583,468	223,441	789,350	751,148

Operating Costs and Expenses
Cost of services	209,226	88,092	290,365	299,796
Cost of hardware products sold	206,431	86,467	338,650	389,513
Research and development	19,102	18,194	55,694	34,073
Sales and marketing	47,077	27,108	72,564	75,420
General and administrative	33,581	23,034	85,538	89,887
Restructuring costs	1,443	1,625	10,993	4,113
SPACEWAY impairment provision	—	—	1,217,745	—
Asset impairment provision	—	—	150,300	—

Total Operating Costs and Expenses	516,860	244,520	2,221,849	892,802

Operating income (loss)	66,608	(21,079)	(1,432,499)	(141,654)
Interest expense	(22,744)	(1,631)	(7,466)	(12,197)
Other income (expense), net	2,707	187	6,481	(3,175)

Net Income (Loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

BALANCE SHEETS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$113,267	$14,807
Short-term investments	13,511	—
Receivables, net	200,982	173,013
Inventories	73,526	99,892
Prepaid expenses and other	48,672	42,192

Total Current Assets	449,958	329,904

Property, net	259,578	226,744
Capitalized software costs, net	16,664	—
Other assets	30,324	30,236

Total Assets	$756,524	$586,884

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$51,294	$72,966
Short-term borrowings	29,616	52,757
Accrued liabilities	130,601	128,190
Due to affiliates	18,960	3,098

Total Current Liabilities	230,471	257,011

Long-term debt	342,406	37,465
Due to affiliates – long-term	8,967	17,464
Other long-term liabilities	3,494	6,118

Total Liabilities	585,338	318,058

Commitments and contingencies
Minority interests	6,594	7,328
Equity
Predecessor owner’s equity		267,044
Class A membership units	125,768
Class B membership units	—
Retained earnings	46,571

Subtotal equity	172,339	267,044

Accumulated other comprehensive loss	(7,747)	(5,546)

Total Equity	164,592	261,498

Total Liabilities and Equity	$756,524	$586,884

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CHANGES IN EQUITY

(Dollars in Thousands)

	Equity	Consolidated Successor Retained Earnings	Subtotal Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (Loss)
Predecessor
Balance at January 1, 2003	$1,913,619		$1,913,619	$(15,277)	$1,898,342
Net loss	(157,026)		(157,026)		(157,026)	$(157,026)
Net capital contributions from parent	199,506		199,506		199,506
Foreign currency translation adjustments				5,645	5,645	5,645
Unrealized holding gains on securities				589	589	589

Comprehensive loss						$(150,792)

Balance at December 31, 2003	1,956,099		1,956,099	(9,043)	1,947,056

Net loss	(1,433,484)		(1,433,484)		(1,433,484)	$(1,433,484)
Net capital distributions to parent	(255,571)		(255,571)		(255,571)
Foreign currency translation adjustments				2,868	2,868	2,868
Unrealized holding gains on securities				629	629	629

Comprehensive loss						$(1,429,987)

Balance at December 31, 2004	267,044		267,044	(5,546)	261,498

Net loss	(22,523)		(22,523)		(22,523)	$(22,523)
Net capital distributions to parent	(108,868)		(108,868)		(108,868)
Foreign currency translation adjustment				6,050	6,050	6,050
Unrealized holding losses on securities				(270)	(270)	(270)

Comprehensive loss						$(16,743)

Balance at April 22, 2005	135,653		135,653	234	135,887

Successor
Net income		$46,571	46,571		46,571	$46,571
Capital distribution to parent	(10,000)		(10,000)		(10,000)
Equity plan compensation	115		115		115
Foreign currency translation adjustment				(7,865)	(7,865)	(7,865)
Unrealized holding losses on securities				(116)	(116)	(116)

Comprehensive income						$38,590

Balance at December 31, 2005	$125,768	$46,571	$172,339	$(7,747)	$164,592

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Consolidated Successor	Combined Consolidated Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
Cash Flows from Operating Activities
Net income (loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	27,209	13,734	96,973	94,839
Amortization of debt issuance costs	970	60	—	—
Equity plan compensation expense	115	—	—	—
Equity in (gains) losses from unconsolidated affiliates	(26)	—	—	1,297
(Gain) loss on disposal of assets	—	—	(5,804)	6,100
SPACEWAY impairment provision	—	—	1,217,745	—
Asset impairment provision	—	—	150,300	—
Other	(198)	—	—	—
Change in other operating assets and liabilities:
Receivables, net	(37,886)	5,438	41,471	89,784
Inventories	22,987	2,738	22,863	21,916
Prepaid expenses and other	(1,681)	(3,965)	8,197	(6,538)
Accounts payable	11,093	(31,721)	9,920	5,022
Accrued liabilities and other	24,298	(16,457)	(20,445)	(4,822)

Net Cash Provided by (Used in) Operating Activities	93,452	(52,696)	87,736	50,572

Cash Flows from Investing Activities
Change in restricted cash	(4,860)	1,978	(1,152)	(1,881)
Purchases of short-term investments	(13,544)	—	—	—
Expenditures for property	(53,694)	(22,912)	(122,158)	(195,456)
Proceeds from sale of property	1,263	—	17,016	—
Expenditures for capitalized software	(12,871)	(3,273)	(16,673)	(20,073)
Other	224	(958)	148	591

Net Cash Used in Investing Activities	(83,482)	(25,165)	(122,819)	(216,819)

Cash Flows from Financing Activities
Net (decrease) increase in notes and loans payable	(3,309)	871	(7,955)	(32,889)
(Distributions to) additional contributions from parent, net	—	(108,868)	52,429	199,506
Long-term debt borrowings	18,882	327,775	33,245	46,803
Repayment of long-term debt	(31,222)	(30,141)	(70,659)	(77,625)
Debt issuance costs	—	(10,482)	—	—

Net Cash (Used in) Provided by Financing Activities	(15,649)	179,155	7,060	135,795

Effect of exchange rate changes on cash and cash equivalents	(2,824)	5,669	865	1,237

Net (decrease) increase in cash and cash equivalents	(8,503)	106,963	(27,158)	(29,215)
Cash and cash equivalents at beginning of the period	121,770	14,807	41,965	71,180

Cash and cash equivalents at end of the period	$113,267	$121,770	$14,807	$41,965

Supplemental Cash Flow Information
Cash paid for interest	$22,138	$1,496	$10,422	$7,443
Cash paid for foreign income taxes	$1,121	$208	$732	$2,722
Non-cash investing and financing activities:
Property transferred to parent	—	—	$308,000	—

Reference should be made to the Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS

Note 1:     Description of the Transactions

On April 22, 2005, Hughes Network Systems, LLC (“HNS” or the “Company”) consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”) with SkyTerra Communications, Inc. (“SkyTerra”), The DIRECTV Group, Inc. (“DTVG”), and DTV Networks, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite, and terrestrial microwave businesses (collectively, the “Business”) along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that is under development (“SPACEWAY”) (see Note 14). Pursuant to the terms of the December 2004 Agreement, the Company paid DTV Networks $190.7 million, subject to certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement). In connection with the consummation of the January 2006 Transaction on January 1, 2006, as described below, the Company paid DTV Networks $10.0 million to resolve a dispute with respect to the working capital and other purchase price adjustments. Pursuant to the terms of the December 2004 Agreement, DTVG retained responsibility for all of the pre-closing domestic and international tax liabilities of the Company and is entitled to any refunds. The Company has recorded a liability in due to affiliates in the balance sheet for the estimated amount the Company may be required to pay to DTVG resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

To finance, among other things, the $190.7 million payment made to DTV Networks, on April 22, 2005, the Company issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility, which was undrawn at April 22, 2005. Immediately following the payment by the Company, SkyTerra acquired 50% of the Class A membership units of the Company from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

As a result of entering into the December 2004 Agreement, HNS performed an impairment analysis and determined that its net assets were valued at $265.9 million, which was $150.3 million less than the book value of the net assets. This differential represented an impairment loss (the “Asset Impairment Provision”) that HNS recognized in the fourth quarter of 2004. In recording the Asset Impairment Provision of $150.3 million, HNS provided a reserve of $5.0 million against certain remaining contract obligations with a vendor that was formerly a related party and allocated the remaining $145.3 million to long-term assets of the business other than certain real estate assets with an appreciated market value, VSAT operating lease assets that are recoverable from customer leases, and the remaining net assets of SPACEWAY, which had previously been adjusted to fair value as described in Note 14. The Asset Impairment Provision related to the VSAT business segment was $125.7 million, and the balance of $24.6 million was charged to the Company’s Telecom Systems segment.

On November 10, 2005, SkyTerra, through its wholly owned subsidiary Hughes Communications, Inc. (“HCI”), entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DTVG to acquire the remaining 50% of the Class A membership interests of the Company for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. On December 31, 2005, SkyTerra contributed to HCI the Class A membership interests it acquired in connection with the April 2005 Transaction. As a result, as of January 1, 2006, the Company is a wholly owned subsidiary of HCI. In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing the relationship between and among the parties after the closing (see Note 17). On February 21, 2006, SkyTerra distributed shares of HCI stock to each SkyTerra shareholder. As of that date, SkyTerra no longer owns any HCI stock and accordingly no longer has an equity interest in the Company.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 2:     Organization

The Company is a Delaware limited liability company. The Limited Liability Company Agreement of Hughes Network Systems, LLC (the “LLC Agreement”) provides for two classes of membership units. The Class A membership units, which have voting rights, are purchased by investors in the Company. The Class B membership units, which do not have voting rights, are available for grant to employees, officers, directors, and consultants in exchange for the performance of services. HCI serves as the Managing Member of the Company, as defined in the LLC Agreement. As of December 31, 2005, there were 95,000 Class A membership units outstanding and 4,750 Class B membership units outstanding.

Note 3:     Description of Business

The Company is a leading provider of network services that utilize VSATs to distribute signals via satellite. The Company’s services and products serve a variety of consumer and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and video teleconferencing. The Company also operates a satellite-based consumer service that provides broadband Internet access.

The Company also provides hardware and point-to-multipoint networking systems solutions to customers with mobile satellite telephony systems or terrestrial microwave radio transmission systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by the Company. As with the VSAT systems, the Company also provides ongoing network support services under contracts with its mobile satellite or terrestrial transmission systems customers.

SPACEWAY is a next-generation digital satellite communications system designed to utilize high-capacity Ka-band satellites and spot beam technology to offer site-to-site network connectivity at improved data rates over that of existing Ku-band satellite connections. The system is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. As further discussed in Note 14, the business plan for SPACEWAY was changed in the third quarter of 2004, a significant provision for impairment of the SPACEWAY assets was recognized, and the remaining net assets of SPACEWAY were adjusted to their fair value. Completion of the revised development plan is expected to result in the launch of the SPACEWAY 3 satellite in early 2007 and commercial service commencement approximately three to six months after the satellite is placed in its orbital slot.

Note 4:     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and include the assets, liabilities, operating results, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The 2003 and 2004 financial results and the 2005 financial results for the period January 1, 2005 to April 22, 2005 of DTV Networks included herein are referred to as “Predecessor” results, and the financial results for the period April 23, 2005 to December 31, 2005 of HNS included herein are referred to as “Successor” results. Carryover of DTV Networks’ basis has been used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI, the Company’s financial statements will be consolidated by HCI, and

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

the basis of the Company’s assets and liabilities will be adjusted to their fair values. Management believes the assumptions regarding the financial statements are reasonable. All accounts and transactions among consolidated entities have been eliminated.

DTV Networks participated in DTVG’s centralized cash management system. DTVG used concentration accounts to sweep DTV Networks’ cash receipts to its banks and provided cash to DTV Networks as needed for operating purposes. Accordingly, DTVG had provided funding for the working capital and capital expenditure requirements of DTV Networks in the form of equity capital contributions having no formal repayment terms or interest requirements. The net cash activity associated with DTVG is presented separately as a distribution to or contribution from Parent in the accompanying statements of changes in equity.

DTVG performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DTVG that have been replaced by the Company include the treasury, audit, and income tax functions. The Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DTVG on the Company’s behalf for these functions. In addition, DTVG performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DTVG, and DTVG allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable.

Subsequent to the April 2005 Transaction, the Company established its own risk management and employee benefit programs. The costs of the services performed by DTVG for DTV Networks and the allocations of risk management and employee benefit program costs reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 through April 22, 2005, $35.9 million in 2004, and $41.5 million in 2003.

Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Predecessor financial statements, the Predecessor financial information included herein may not reflect the financial position, operating results, changes in equity, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 7% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Hardware sales totaling $36.2 million, $19.2 million, $58.0 million, and $55.8 million in the period April 23, 2005 through December 31, 2005, the period January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, respectively, represent annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which the Company has retained a financial obligation to the financial institution. At the inception of the operating lease, the Company receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognizes a corresponding liability to the financial institution for those transactions.

Hardware lease revenues are recognized over the term of the operating lease. The Company capitalizes the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciates these costs over the term of the customer lease agreement. For transactions in which the Company has not retained a continuing obligation to the financing institution, hardware revenues are recognized at the inception of the transaction.

Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Income Taxes

HNS is a limited liability company, and as such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. DTV Networks participates in the filing of consolidated U.S. Federal and domestic state income tax returns with DTVG, and DTV Networks incurred operating losses in each of the last seven years. Under the terms of the December 2004 Agreement, DTVG retained the tax benefits from these net operating losses and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. Foreign income taxes for HNS’ consolidated foreign subsidiaries are reflected in the financial statements in other income (expense), net.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. While a component of DTVG, DTV Networks participated in the centralized cash management system of DTVG, wherein cash receipts were transferred to and cash disbursements were funded by DTVG on a

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

daily basis. The amount of cash and cash equivalents presented on the Predecessor balance sheet represents amounts held outside of the DTVG cash management system.

Short-term Investments

The Company considers all debt securities with original maturities of more than ninety days but less than one year as short-term investments and determines the appropriate classification of such securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. All short-term investments at December 31, 2005 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). At December 31, 2005, the cost basis and fair value of available-for-sale securities was $13.5 million. The Company had no short-term investments at December 31, 2004.

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying balance sheets. At December 31, 2005, the Company had $4.9 million of restricted cash which secures certain letters of credit. All of the underlying letters of credit expire in 2006. Restrictions on the cash will be removed as the letters of credit expire. In connection with the April 2005 Transaction, restricted cash held at April 22, 2005 was distributed to DTV Networks. At December 31, 2004, restricted cash of $10.5 million represented cash deposited to secure certain letters of credit and obligations of DTV Networks and DTV Networks’ majority-owned foreign subsidiaries.

Receivables, Net

Receivables, net include contracts in process that are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Advances and progress billings are offset against contract-related receivables, as appropriate.

Inventories

Inventories are stated at the lower of cost or market, principally using standard costs adjusted to reflect actual based on variance analyses performed throughout the year. Cost of sales for services are based on actual costs incurred for service cost elements.

Prepaid Expenses and Other

Prepaid expenses and other includes subscriber acquisition costs (“SAC”) incurred to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a 12- to 15-month service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information obtained up-front) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, or the ability to charge an early termination fee.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Property and Depreciation

Property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease. See Note 1 regarding an allocation to property of the Asset Impairment Provision in December 2004.

Goodwill and Other Intangible Assets

Goodwill is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Goodwill resulting from business acquisitions represents the excess of the purchase price over the net assets of the acquired businesses. Goodwill is not amortized but is subject to write-down, as needed, based upon an impairment analysis that occurs at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. HNS performs its annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, the loss will be recorded as a charge to operations. There was no goodwill balance as of December 31, 2004 and 2005 as goodwill was written-off as a result of allocating a portion of the Asset Impairment Provision at December 31, 2004, described in Note 1.

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance cost amortization is included in interest expense. Debt issuance costs at December 31, 2005, net of accumulated amortization of $1.0 million, relate to costs incurred in connection with the term indebtedness issued in connection with the April 2005 Transaction and are included in other assets. There were no deferred debt issuance costs at December 31, 2004.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed. Accumulated amortization of software development costs was $0.1 million at December 31, 2005. There was no accumulated amortization at December 31, 2004, as software development costs as of that date were written off as a result of the Asset Impairment Provision and the SPACEWAY impairment provision described in Notes 1 and 14, respectively.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved and other valuation techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. See Note 1 regarding the Asset Impairment Provision recognized at December 31, 2004.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Some of HNS’ foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities, and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in other assets in the balance sheets. Nonmarketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and HNS’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations as part of “Other income (expense), net” and recorded as a reclassification adjustment from OCI.

Investments in which HNS owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of HNS’ investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to Accounting Principles Board Opinion (“APB”) No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in HNS recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents; short-term investments; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2005 and 2004.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

change in fair value and the ineffective portion of a hedge are immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, HNS assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. HNS manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. HNS enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. HNS’ objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, HNS enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2005, the Company had purchased foreign exchange contracts totaling $5.2 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2005. All of the forward exchange contracts expire by June 30, 2006.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS No. 123”). Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. When SFAS No. 123 was initially adopted, the Company elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Subsequently, in connection with the News Corporation transaction described in Note 17, vesting for substantially all unvested stock options outstanding at December 22, 2003 was accelerated. All stock-based awards are accounted for under the fair value method subsequent to the completion of the News Corporation transaction as a result of the modification of all stock-based compensation awards in connection therewith.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods shown:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
Reported income (loss)	$46,571	$(22,523)	$(1,433,484)	$(157,026)
Add: Stock compensation cost, included above	—	—	—	3,020
Deduct: Total stock compensation cost, under the fair value based method	—	—	—	(47,944)

Pro Forma Net Income (Loss)	$46,571	$(22,523)	$(1,433,484)	$(201,950)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that will be reported in future periods.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46R”). FIN 46R requires the consolidation of a variable interest entity (“VIE”) where a holder of variable interests achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. FIN 46R became effective for the Company on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations.” Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for the Company on January 1, 2005. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. HNS elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on HNS’ results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4”, (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a significant impact on HNS’ results of operations or financial position.

HNS adopted SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” on July 1, 2005 (“SFAS No. 153”). SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard had no impact on HNS’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, a revision of SFAS No. 123, (“SFAS No. 123R”). SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for HNS for fiscal years beginning after December 15, 2005 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As HNS currently accounts for share-based payments using the fair value method under SFAS No. 123, HNS does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. HNS does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), an amendment to FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. HNS does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year’s presentation.

Note 5:    Receivables, Net

The following table sets forth the amounts recorded for receivables as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Trade receivables	$181,585	$155,698
Contracts in process, net of advances and progress billings	29,086	34,516
Other receivables	2,845	2,652

Total	213,516	192,866
Less allowance for doubtful accounts	(12,534)	(19,853)

Total Receivables, Net	$200,982	$173,013

There were no advances or progress billings offset against contracts in process at December 31, 2005. Advances and progress billings offset against contracts in process amounted to $3.4 million at December 31, 2004. The Company expects to collect the $29.1 million recorded at December 31, 2005 as contracts in process in the next twelve months except for $5.3 million, $4.4 million, $2.6 million and $1.9 million due in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

Amounts due from affiliates totaling $0.7 million and $0.3 million at December 31, 2005 and 2004, respectively, are included in trade receivables.

At December 31, 2005, amounts due from customers under long-term VSAT operating lease agreements totaled $97.3 million, of which $43.4 million, $26.2 million, $16.5 million, $7.7 million, and $3.5 million are due in the years ending December 31, 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively. Revenues and receivables from these customer contracts are not recorded until they are earned on a month-to-month basis.

Note 6:    Inventories

The following table sets forth the amounts recorded for inventories as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Productive material and supplies	$17,467	$19,808
Work in process	9,926	30,785
Finished goods	54,763	66,369

Total	82,156	116,962
Less provision for excess or obsolete inventories	(8,630)	(17,070)

Total Inventories	$73,526	$99,892

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Provisions for excess or obsolete inventories are provided using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

Note 7:    Prepaid Expenses and Other

The following table sets forth the amounts recorded for prepaid expenses and other as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Subscriber Acquisition Costs (SAC)	$18,927	$20,209
Prepaid expenses	9,015	8,173
Prepaid taxes	13,878	9,678
Restricted cash	4,860	1,979
Deposits and other	1,992	2,153

Total Prepaid Expenses and Other	$48,672	$42,192

Note 8:    Property, Net

The following table sets forth the amounts recorded for net property as of the dates shown:

		Successor	Predecessor
	Estimated Useful Lives (years)	At December 31,
		2005	2004
		(Dollars in thousands)
Land and improvements	10-30	$11,809	$11,823
Buildings and leasehold improvements	1-40	44,587	42,942
Machinery and equipment	3-23	57,261	6,776
Furniture, fixtures, and office machines	3-15	842	—
VSAT operating lease hardware	2-5	149,853	287,184
Construction in progress —SPACEWAY	—	124,878	85,000
—Other	—	10,762	15,710

Total		399,992	449,435
Less accumulated depreciation		(140,414)	(222,691)

Total Property, Net		$259,578	$226,744

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that is subject to an operating lease with the customer and against which HNS has borrowed funds from third-party financial institutions. Title to the equipment has passed to the financial institutions, and they will own the equipment at the end of the term of the customer contract; however, for the majority of the contracts HNS has retained certain ongoing obligations relating to the equipment as described in Note 4. For those contracts, deferred VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Depreciation expense for property amounted to $27.1 million for the period April 23, 2005 through December 31, 2005, $13.7 million for the period January 1, 2005 through April 22, 2005, $80.9 million in 2004, and $80.0 million in 2003. In December 2004, $76.9 million of the Asset Impairment Provision was allocated to property and the carrying value of the property was written down, on a pro rata basis, by the amount of the Asset Impairment Provision, except for i) certain real estate assets with an appreciated market value, ii) VSAT operating lease assets that are recoverable from customer leases, and iii) the remaining assets of SPACEWAY (carried in construction in progress).

Interest has been capitalized during the construction of the SPACEWAY 3 satellite on costs incurred subsequent to April 22, 2005, the date on which the Company issued $325.0 million of term indebtedness as described in Note 11. Capitalized interest totaled $0.5 million for the period April 23, 2005 through December 31, 2005.

Note 9:    Other Assets

The following table sets forth the amounts recorded for other assets as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Investments accounted for under the equity method	$8,795	$8,779
Investments classified as available-for-sale	9,450	9,804
Debt issuance costs, net	9,452	—
Restricted cash	—	8,496
Other	2,627	3,157

Total Other Assets	$30,324	$30,236

Note 10:    Accrued Liabilities

The following table sets forth the amounts recorded for accrued liabilities as of the dates shown:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
Accrued and other liabilities	$53,195	$38,750
Payroll and other compensation	29,151	32,254
Progress billings to customers	31,687	30,827
Taxes other than income taxes	7,089	4,780
Foreign income taxes	5,425	6,753
Employee severance costs	—	10,993
Provision for warranties	4,054	3,833

Total Accrued Liabilities	$130,601	$128,190

In connection with entering into the December 2004 Agreement, the Company announced a staff reduction of 164 personnel, or 9% of its staff effective as of February 1, 2005. All staff reduction activities were completed in 2005. See Note 15.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 11:    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings and Current Portion of Long-Term Debt

		Successor	Predecessor
	Interest Rates at December 31, 2005	At December 31,
		2005	2004	2003
		(Dollars in thousands)
Revolving bank borrowings	6.75% -16.0%	$3,693	$6,439	$14,198
Term loans payable to banks, current portion	8.5%	752	1,943	2,282
VSAT hardware financing, current portion	4.0%-9.0%	25,171	44,375	52,152

Total Short Term Borrowings and Current Portion of Long-Term Debt		$29,616	$52,757	$68,632

Outstanding revolving bank borrowings at December 31, 2005 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. $1.8 million of the outstanding revolving borrowings are at variable rates tied to the Mumbai Inter Bank Offer Rate, and are adjusted monthly. The balance of outstanding revolving borrowings are at fixed rates. The total available for borrowing by the Indian subsidiary under the revolving lines of credit is $4.4 million.

Long-Term Debt

	Interest Rates at December 31, 2005	Successor	Predecessor
		At December 31,
		2005	2004	2003
		(Dollars in thousands)
Term loans payable to banks	8.19%-12.44%	$325,360	$1,153	$3,145
VSAT hardware financing	4.0%-9.0%	17,046	36,312	63,355

Total Long-Term Debt		$342,406	$37,465	$66,500

The April 2005 Transaction was financed with (i) a $250.0 million first lien term loan and a $50.0 million first lien revolving credit facility and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which can be made monthly, the term indebtedness bears interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. At December 31, 2005, the Company had elected the LIBOR (4.44% on December 31, 2005) option. As a result, outstanding borrowings under the first lien credit facility are at 8.19% as of December 31, 2005 and outstanding borrowings under the second lien facility are at 12.44% as of December 31, 2005. Principal repayment for both credit facilities starts on June 30, 2007, and the final payment is due on April 22, 2012 for the first lien credit facility and April 22, 2013 for the second lien credit facility. With respect to Eurocurrency LIBOR loans, the Company elects interest periods of one, two, three, or six months and interest is payable in arrears at the end of each interest period, and, in any event, at least every three months. The $50.0 million revolving credit facility is available under the first lien credit agreement for borrowings and for issuance of letters of credit. At December 31, 2005, the Company had issued letters of credit totaling $12.1 million under the revolving credit

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

facility. As a result, the available borrowing capacity under the revolving credit facility at December 31, 2005 was $37.9 million. The interest rate for borrowings, if any, under the revolving credit facility is, at the Company’s option, either the ABR Rate plus 2% or LIBOR plus 3%. For outstanding letters of credit issued under the revolving credit facility, the Company pays a commission fee of 3% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.5% per annum for any unused portion of the revolving credit facility. HCI has pledged its equity interests in the Company to secure the obligations of the Company under the term indebtedness and revolving credit facility. The indebtedness is otherwise non-recourse to HCI.

The agreements governing the term indebtedness and revolving credit facility require the Company to comply with certain affirmative and negative covenants, for as long as there is any debt balance outstanding and the credit agreements are in effect. Negative covenants include limitations on additional indebtedness, liens, sale and lease back transactions, investments and loans and advances, mergers, consolidations, sale of assets and acquisitions, payment of dividends and distributions, certain transactions with affiliates, and other covenants customary to credit agreements. In addition, the Company is required to comply with certain financial covenants including leverage ratios (first lien leverage ratio and debt to adjusted EBITDA, as defined in the agreements), interest coverage ratios (adjusted EBITDA to interest) and certain limits on capital expenditure for the four quarter period up to an including the fiscal quarter being reported. HNS has been in compliance with all of its debt covenants since the placement of the term indebtedness and through December 31, 2005.

In connection with certain commercial VSAT sales, the Company enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For the majority of the transactions with the financial institutions, the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, the Company has not been required to make any indemnification payments for a Non-Performance Event; however, the Company did incur nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third-party satellite. The Company has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

The following table sets forth scheduled principal payments on long-term debt:

	Total	2007	2008	2009	2010	Thereafter
	(Dollars in Thousands)
First lien credit facility	$275,000	$2,063	$2,750	$2,750	$2,750	$264,687
Second lien credit facility	50,000	375	500	500	500	48,125
Other term loans	360	360	—	—	—	—

Total term loans payable to banks	325,360	2,798	3,250	3,250	3,250	312,812
VSAT hardware financing	17,046	4,727	8,099	3,141	1,079	—

Total Long-Term Debt	$342,406	$7,525	$11,349	$6,391	$4,329	$312,812

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 12:    Retirement Programs and Other Post-Retirement Benefits

Prior to the April 2005 Transaction, HNS employees participated in contributory and noncontributory defined benefit retirement plans maintained by DTVG. These plans were available to substantially all domestic full-time employees. Benefits were based on years of service and compensation earned during a specified period of time before retirement. The accumulated benefit obligation and net assets available for benefits for employees were not separately determined and are not included in the Predecessor balance sheet. In addition to pension benefits, DTVG charged HNS for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to employees was not separately determined and was not included in the accompanying balance sheets. HNS’ portion of the cost of these benefit plans, allocated from DTVG, amounted to $2.4 million, $13.6 million, and $13.0 million for the period January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, respectively. The costs allocated from DTVG did not include pension curtailment and termination benefit charges recorded by DTVG as a result of the fact that HNS employees no longer earned benefits in the DTVG plan subsequent to the completion of the April 2005 Transaction. HNS employees also participated in the DTV 401(k) Retirement Savings Plan (the “DTVG 401(k) Plan”) and in other post-retirement health and welfare plans administered by DTVG for which HNS was billed directly by the provider. Subsequent to the April 2005 Transaction, HNS implemented the HNS LLC 401(k) Plan (the “HNS 401(k) Plan”) for qualified employees in the United States. Eligible employees may contribute up to 20% of their eligible earnings, and the Company will match 100% of employee contributions on up to 3% of eligible earnings and 50% of employee contributions on up to an additional 6% of eligible earnings. Employer contributions to the HNS 401(k) Plan and to the DTVG 401(k) Plan were $3.6 million, $1.7 million, $6.2 million, and $6.7 million for the periods April 23, 2005 though December 31, 2005 and January 1, 2005 through April 22, 2005 and the years ended December 31, 2004 and 2003, respectively.

Note 13:    Stock-Based Compensation

Prior to the April 2005 Transaction, HNS participated in the Hughes Incentive Plan (the “Plan”) together with other DTVG business units. Under the Plan, shares, rights, or options to acquire DTVG’s common stock were authorized for grant subject to the approval of the Compensation Committee of the DTVG Board of Directors. In connection with the News Corporation transactions on December 22, 2003 (see Note 17), 30.4 million outstanding options of DTVG’s former parent company held by HNS employees were converted into options to acquire shares of DTVG stock. The exercise price of the options granted under the Plan was equal to 100% of the fair market value of the underlying common stock on the date the options were granted. These nonqualified options generally vested over two to five years, vested immediately in the event of certain transactions, expired 10 years from date of grant, and were subject to earlier termination under certain conditions. DTVG allocated compensation expense to HNS for its covered employees under the fair value method as described in Note 4.

DTVG’s Compensation Committee also granted restricted stock units under the Plan that vested over two to three years. During the year ended December 31, 2003, 1.2 million restricted stock units were granted with a weighted average grant-date fair value of approximately $11.53 per share. Compensation expense charged to general and administrative expenses in the combined consolidated statement of operations related to restricted stock unit awards amounted to $3.0 million in 2003. No restricted stock units were granted subsequent to December 31, 2003.

Following the completion of the April 2005 Transaction, HNS employees no longer receive stock option or restricted stock unit grants from DTVG, and DTVG remains responsible for all of the outstanding DTVG options for HNS employees.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2005, Class B equity interests were issued to certain members of HNS’ senior management and SkyTerra’s Chief Executive Officer and President. The holders of the Class B equity interests are entitled to receive their pro rata share of any distributions made by the Company after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B equity interests are not entitled to distributions resulting from appreciation of the Company’s assets or income earned by the Company prior to the issuance of the Class B equity interests. As of December 31, 2005, the Class B equity interests represented approximately 4.8% of the combined outstanding Class A and Class B equity interests. These Class B equity interests are subject to certain vesting requirements, with 50% of the Class B equity interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B equity interests subject to performance milestones will vest if, following the earlier of April 22, 2010 or a change of control of HNS, HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B equity interests subject to performance milestones will vest if, following the earlier of April 22, 2010 or a change of control of HNS, HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B equity interests subject to performance milestones requires continued employment of the Class B equity holder through the earlier of April 22, 2010 or a change in control of HNS. On January 1, 2007, at the holders’ election, vested Class B equity interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest divided by the value of HCI common stock at the time of such exchange. Pursuant to SFAS No. 123, the Company determined that the Class B equity interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B equity interests.

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, as a result of the January 2006 Transaction, if a participant in the Bonus Unit Plan is still employed by the Company on July 14, 2008, then at such time, the participant’s vested bonus units would be exchanged for HCI common stock. A second exchange will take place on July 14, 2010 for participants in the Bonus Unit Plan still employed by the Company at such time. The number of shares of HCI common stock to be issued upon each such exchange would be based upon the fair market value of such vested bonus unit divided by the value of HCI common stock at the time of the exchange. Pursuant to SFAS No. 123, the Company determined that the fair value of the bonus units on the grant date was approximately $1.2 million. This amount is being amortized over the five year vesting period beginning on the date of grant. The Company recognized compensation expense of $0.1 million in the period April 23, 2005 through December 31, 2005.

Note 14:    SPACEWAY Impairment Provision

The Company historically managed the Business and SPACEWAY as separate products. The Business includes established services and product lines with their own distinct revenues and operating costs, whereas SPACEWAY is a system that is under construction and for which the Company has not received or recognized any significant revenues. Prior to September 30, 2004, certain hardware costs relating to the construction of three satellites and a network operating center and development costs relating to network infrastructure for the SPACEWAY program had been capitalized as construction in progress over the period of construction through September 30, 2004.

During 2004, DTVG decided that it would offer the Business for sale, and it commenced a process for seeking buyers for this business. In the third quarter of 2004, DTVG determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

transfer two of the SPACEWAY satellites (“SW1” and “SW2”) and certain support equipment to DIRECTV Holdings LLC, an affiliated company, for use in its direct-to-home satellite broadcasting business. DTVG also determined that it would include the remaining SPACEWAY assets as a component of the Business offered for sale. These decisions by DTVG triggered the need to perform an asset impairment analysis on the Company’s investment in SPACEWAY since the ultimate disposition of this investment differed from its original intended purpose. As of September 30, 2004, DTV Networks had a capitalized value of $1,552.7 million for SPACEWAY of which $11.2 million represented capitalized software development costs, and the remainder was included in property as construction in progress. Based upon an independent valuation and analysis, DTVG determined that the fair value of the satellites, support equipment, and other satellite related costs to be transferred to DIRECTV was $308.0 million. DTVG determined that the fair value of the remaining SPACEWAY assets, including the third SPACEWAY satellite (“SW3”), was $85.0 million, based upon an analysis of the alternative disposition opportunities available to DTVG. Previously capitalized costs in excess of these fair value amounts totaling $1,217.7 million were recognized as a SPACEWAY impairment provision in the third quarter of 2004. DTVG also determined that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SW3. DTVG also assumed responsibility for the satellite manufacturing contract with Boeing covering all three of the satellites. The portion of the satellite manufacturing contract relating to SW3, including Boeing’s obligation to complete construction of SW3 for an additional $49.0 million, was assigned to HNS upon the closing of the April 2005 Transaction. Of this $49.0 million, $17.0 million was paid during the year ended December 31, 2005, and the Company expects to pay $22.0 of the balance in 2006 and the remainder in 2007. Additionally the Company has entered into commitments with two companies totaling $73.7 million related to launch and launch operations services. Of this amount $22.2 million was paid in 2005 and based on the expected launch of SPACEWAY 3 in early 2007, the Company expects to pay $47.5 million in 2006 and $4.0 million in 2007.

Note 15:    Restructuring Costs

In the periods April 23, 2005 through December 31, 2005 and January 1, 2005 through April 22, 2005, and the years ended December 31, 2004 and 2003, HNS recognized restructuring costs of $1.4 million, $1.6 million, $11.0 million, and $4.1 million, respectively, principally attributable to employee headcount reductions; and in 2005, the decision to close one of the Company’s network operations centers related to SPACEWAY which resulted in charges for the cancellation of equipment leases. Restructuring costs recognized related principally to HNS’ domestic operations and affected approximately 1%, 9%, and 7% of the then existing headcount in each of the period January 1, 2005 through April 22, 2005 and the years ended December 31, 2004 and 2003, respectively. Severance costs per employee were greater in 2004 due to enhanced severance benefit programs resulting from the News Corporation transaction described in Note 17. These restructuring activities were primarily taken as cost reduction and downsizing actions intended to respond to market conditions in the principal markets served by the Company. Additionally, in 2004, the realignment of the SPACEWAY program in the third quarter of 2004 contributed to the need for additional downsizing adjustments. In connection with the April 2005 Transaction, the Company relocated certain employees and operations in order to vacate certain leased facilities and the lease obligations on those facilities remained with DTVG following the closing of the April 2005 Transaction. Restructuring costs of $1.4 million in the period April 23, 2005 through December 31, 2005 $1.6 million in the period January 1, 2005 through April 22, 2005, $7.8 million in 2004, and $1.6 million in 2003 were charged to the VSAT Business segment, and the remainder, $3.2 million in 2004 and $2.5 million in 2003, were charged to the Telecom Systems segment described in Note 18.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 16:    Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
		(Dollars in thousands)
Equity in earnings (losses) of affiliates	$23	$34	$—	$(1,298)
Minority interests’ share of subsidiary losses (earnings)	366	231	(64)	(678)
Interest income	2,813	102	772	1,000
Gain on sale of real estate	—	—	5,805	—
Foreign income tax expense	(693)	(180)	(32)	(2,199)
Other	198	—	—	—

Total Other Income (Expense), Net	$2,707	$187	$6,481	$(3,175)

Note 17:    Transactions with Related-Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, advertising, equipment, and inventory. In addition, as further described below, the Company purchased certain management services from SkyTerra. Related parties include News Corporation, who become a related party on December 23, 2003 when it purchased a minority interest in DTVG from General Motors Corporation (“GM”) and its affiliates; DTVG and its affiliates; and subsequent to the April 2005 Transaction, SkyTerra, Apollo Management, L.P. (an affiliate of SkyTerra and HCI), and their affiliates. In addition, related parties include GM, which through December 22, 2003, was the 100% owner of DTVG. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DTVG and its affiliates, cease to be related parties.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As discussed in Note 4, DTV Networks participated in the cash management program of DTVG prior to the April 2005 Transaction. As such, DTVG was responsible for funding the working capital and capital expenditures of DTV Networks, as well as providing certain corporate services for which there were no analogous functions performed at DTV Networks. DTVG also administered and maintained certain employee retirement and stock option programs in which DTV Networks employees participated and for which DTV Networks was charged its allocable share of the related costs. Upon the closing of the April 2005 Transaction, the Company’s participation in the programs administered by DTVG ceased and the Company established its own cash management program, employee benefits program, and service organizations to provide for the functions that DTVG provided prior to the closing. Amounts due to DTVG for providing the preceding services, including funding HNS’ working capital and capital expenditures, were recorded as contributions within equity. The balances included in equity had no formal repayment terms or interest requirements. Other net cash contributions from parent shown in the table below represent the net funding for working capital and operational needs of the Company. It is not practical for the Company to calculate the average net cumulative cash contributions from DTVG as a result of the daily nature of the transfers to and from DTVG under the cash management program. The following represents an analysis of changes in Predecessor equity:

	Predecessor
	January 1, 2005 – April 22, 2005	Years ended December 31,
		2004	2003
	(Dollars in thousands)
Equity, beginning of period	$267,044	$1,956,099	$1,913,619
Net loss before allocation of costs from parent	(11,225)	(1,397,619)	(115,559)
Allocation of costs from parent	(11,298)	(35,865)	(41,467)
Property transferred to parent	—	(308,000)	—
Cash paid for intercompany purchases	(15,740)	(81,944)	(99,970)
Cash received for intercompany revenues	1,198	3,611	6,408
Other net cash (distributions to) contributions from parent	(94,326)	130,762	293,068

Equity, end of period	$135,653	$267,044	$1,956,099

Transactions between the Company and DTVG other than those related to HNS’ participation in the centralized cash management system of DTVG as well as to DTVG’s provision of certain corporate services to HNS are included in the amount due to related parties in the table below. As of December 31, 2005 and 2004, the balance due to DTVG of $25.0 million and $20.3 million, respectively, consisted of amounts due to DTVG for restricted cash of HNS funded by DTVG which HNS must repay to DTVG, HNS’ investment in common stock of an unconsolidated affiliate (see Note 19), and purchases of advertising sales from DTVG, partially offset by amounts due to HNS by DTVG for services performed by HNS for DTVG.

Under the terms of the December 2004 Agreement, DTVG retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DTVG also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third parties relating to the VSAT hardware financing borrowings. The Company has indemnified DTVG for any losses relating to the VSAT hardware financings.

Pursuant to the LLC Agreement, during the three year period subsequent to the April 2005 Transaction, the Company will pay SkyTerra or its successor a quarterly management fee of $0.3 million for services to be rendered by SkyTerra or its successor in its capacity as the Managing Member.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing certain relationships between and among the parties after the closing. Such agreements include the modification and/or termination of certain prior agreements between and among the parties, including:

•	amending certain provisions of the December 2004 Agreement to accelerate the expiration of certain representations and warranties made by DTV Networks in connection with that agreement;

•	terminating an investor rights agreement in connection with the December 2004 Agreement pursuant to which, among other covenants, SkyTerra and DTV Networks agreed to limit the transferability of the Class A membership interests and HNS granted SkyTerra and DTV Networks public offering registration rights; and

•	amending the Advertising and Marketing Support Agreement, pursuant to which affiliates of DTV Networks provided HNS with discounted advertising costs.

The following table summarizes sales and purchase transactions with related parties, including the allocation of the cost of employee benefits from DTVG and its subsidiaries or affiliates:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years Ended December 31,
			2004	2003
	(Dollars in Thousands)
Sales
DTVG and affiliates	$10,669	$1,198	$3,611	$5,936
SkyTerra, HCI, and affiliates	1,795	—	—	—

Total	$12,464	$1,198	$3,611	$5,936

Purchases
DTVG and affiliates	$6,135	$16,049	$78,826	$103,485
SkyTerra, HCI, and affiliates	15,451	—	—	—

Total	$21,586	$16,049	$78,826	$103,485

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in Thousands)
Due from related parties
DTVG and affiliates	$206	$255
SkyTerra, HCI, and affiliates	508	—

Total	$714	$255

Due to related parties
DTVG and affiliates	$25,179	$20,562
SkyTerra, HCI, and affiliates	2,748	—

Total	$27,927	$20,562

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 18:    Segment and Geographical Data

HNS operates in two business segments consisting of the VSAT segment (including SPACEWAY), which provides satellite-based private business networks and broadband Internet access to consumers, and the Telecom Systems segment consisting of the Company’s mobile satellite communications business unit, its terrestrial carrier network services business unit, and the HNS corporate office.

Selected financial information for HNS’ operating segments follows:

	VSAT Business	Telecom Systems	Total
	(Dollars in Thousands)
April 23, 2005 – December 31, 2005
Successor
Revenues	$538,622	$44,846	$583,468
Segment operating income	56,815	9,793	66,608
Depreciation and amortization	27,078	131	27,209
Segment assets	590,192	166,332	756,524
Capital expenditures	64,228	2,337	66,565

January 1, 2005 – April 22, 2005
Predecessor
Revenues	$199,698	$23,743	$223,441
Segment operating (loss) income	(23,526)	2,447	(21,079)
Depreciation and amortization	13,703	31	13,734
Segment assets	516,670	185,974	702,644
Capital expenditures	25,339	846	26,185

2004
Predecessor
Revenues	$696,693	$92,657	$789,350
Segment operating (loss) income	(1,407,574)	(24,925)	(1,432,499)
Depreciation and amortization	91,027	5,946	96,973
Segment assets	486,266	100,618	586,884
Capital expenditures	131,834	6,997	138,831

2003
Predecessor
Revenues	$665,623	$85,525	$751,148
Segment operating (loss) income	(123,189)	(18,465)	(141,654)
Depreciation and amortization	88,130	6,709	94,839
Segment assets	2,150,252	166,688	2,316,940
Capital expenditures	204,220	11,309	215,529

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Revenues by geographic area are summarized below based upon the location of the customer:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
North America	$411,406	$163,953	$538,822	$506,823
Europe	78,731	17,212	106,577	89,503
South America and the Caribbean	14,239	4,133	16,052	16,354
Africa, Asia, and the Middle East	79,092	38,143	127,899	138,468

Total Revenues	$583,468	$223,441	$789,350	$751,148

Individual countries with significant revenues are as follows:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Years ended December 31,
			2004	2003
	(Dollars in thousands)
United States	$385,706	$161,805	$526,054	$501,390
India	35,499	12,483	31,955	40,151

Net property grouped by physical locations is as follows:

	Successor	Predecessor
	At December 31,
	2005	2004
	(Dollars in thousands)
North America
United States	$245,412	$212,992
Canada and Mexico	10	—

Total North America	245,422	212,992

Europe	5,448	8,048
South America and the Caribbean	490	—
Africa, Asia, and the Middle East	8,218	5,704

Total Net Property	$259,578	$226,744

Note 19:    Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against HNS arising in the ordinary course of business. HNS has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require HNS to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2005.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In 2002, the Department of Revenue Intelligence, or DRI, in India initiated an action against a former affiliate and customer of the Company, Hughes Tele.com (India) Ltd., or HTIL, relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against the Company and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd., or TTML, after the Tata Group purchased HNS’ equity interest in December 2003, is the principal party of interest in this action. The Company, together with the other named suppliers, are potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, the Company did not indemnify TTML in relation to its own potential liability in this matter. Currently, the parties have filed replies to the DRI’s allegations and are engaged in a series of hearings to resolve the matter before a forum known as the Settlement Commission.

Following a voluntary disclosure by DTVG and DTV Networks in June 2004, DTVG and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business. The Company is now eligible to seek reinstatement and intends to do so in the near future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement, and if ultimately unable to perform, the Company may be liable for certain damages of up to $5.0 million as a result of its non-performance. In November 2005, the Company received notice that one of these customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration is currently stayed pending non-binding mediation, which is expected to be concluded in the first half of 2006.

On April 19, 2005, the Company settled a lawsuit with Helius, Inc. in which Helius had alleged patent infringement. As a result of the settlement, the Company recognized a charge of $1.8 million in the period January 1, 2005 to April 22, 2005 and was granted a license under the allegedly infringed patents. In addition, Helius released the Company from all claims relating thereto.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Product Warranties

The Company warrants its hardware products for up to fifteen months following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the company recognizes revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Changes in the accrued warranty costs were as follows:

	Successor	Predecessor
	April 23, 2005 – December 31, 2005	January 1, 2005 – April 22, 2005	Year ended December 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$4,501	$3,833	$3,607
Warranty cost accrual	2,069	1,887	3,865
Warranty costs incurred	(2,516)	(1,219)	(3,639)

Balance at end of period	$4,054	$4,501	$3,833

Leases

The Company has noncancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases consisted of the following at December 31, 2005 (in thousands):

Year Ending December 31,
2006	$5,560
2007	2,395
2008	1,725
2009	1,159
2010	560
Thereafter	566

Total Minimum Lease Payments	$11,965

Rental expenses under operating leases, net of sublease income, were $10.3 million for the period April 23, 2005 through December 31, 2005, $6.2 million for the period January 1, 2005 through April 22, 2005, $33.5 million in 2004, and $38.8 million in 2003.

The Company has noncancelable vendor obligations for acquisition of space segment. Future minimum payments under such leases consisted of the following at December 31, 2005 (in thousands):

Year Ending December 31,
2006	$136,598
2007	93,814
2008	63,173
2009	35,896
2010	25,402
Thereafter	54,320

Total Minimum Lease Payments	$409,203

Rental expenses under operating leases for space segment were $94.0 million for the period April 23, 2005 through December 31, 2005, $42.0 million for the period January 1, 2005 through April 22, 2005, $133.3 million in 2004, and $122.0 million in 2003.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.9 million that were undrawn at December 31, 2005. Of this amount, $12.1 million were issued under the $50.0 million revolving credit facility (see Note 11), $4.9 million were secured by restricted cash (see Note 4), and the balance was secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $10.5 million in 2006, $2.0 million in 2007, $1.6 million in 2008, $6.6 million in 2009, and $6.2 million thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured under the agreement is $23.8 million, of which $9.8 million has been incurred as of December 31, 2005 and $14.0 million remains to be procured as of that date. The Company has determined that it will not purchase the level of services contractually required and as of December 31, 2005 has recorded a liability of $2.8 million to satisfy this purchase commitment.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DTVG. The shares must be returned to DTVG within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, at December 31, 2005, HNS has recorded a liability in due to affiliates long-term in the balance sheet for the amount of $8.9 million for this investment.

* *

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

4.2	Form of Subscription Rights Certificate. (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

4.4	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

10.6	2006 Equity and Incentive Plan. (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).

10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the current report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005).

Exhibit Number	Description

10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the current report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005).

10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).

10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).

10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the current report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004).

10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005).

10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006).

10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005).

10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand. (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

10.18	Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006).

10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006).

Exhibit Number	Description

14.1	Code of Ethics for Chief Executive and Senior Financial Officers of Hughes Communications, Inc. *

21.1	Subsidiaries of Hughes Communications, Inc. *

23.1	Consent of Deloitte & Touche LLP. *

23.2	Consent of Deloitte & Touche LLP. *

23.3	Consent of Deloitte & Touche LLP. *

31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99	Financial Statements of SkyTerra Communications, Inc. *

*	Filed herewith.