Form 10-Q
period 2006-03-31
Hughes Communications, Inc.
filed 2006-05-15
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51784

HUGHES COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3871202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11717 Exploration Lane, Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

(301) 428-5500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 11, 2006 was 18,811,455.

HUGHES COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$89,860	$21,964
Short-term investments	15,516	6,000
Receivables, net	178,740	47
Inventories, net	72,754	—
Prepaid expenses and other	48,069	2,773
Deferred income taxes	—	23,378
Asset held for sale	—	468

Total current assets	404,939	54,630

Property, net	246,925	18
Capitalized software costs, net	26,237	—
Intangible assets, net	31,540	—
Investment in Hughes Network Systems, LLC	—	75,282
Investment in Mobile Satellite Ventures LP	—	42,761
Deferred income taxes	—	26,956
Other assets	37,964	5,690

Total Assets	$747,605	$205,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$58,758	$2,380
Short term borrowings	27,105	—
Accrued liabilities	100,580	2,473
Due to affiliates	38	—
Liabilities held for sale	—	525

Total current liabilities	186,481	5,378

Long-term debt	344,557	—
Other long-term liabilities	12,907	—

Total liabilities	543,945	5,378

Commitments and contingencies
Minority interests	6,527	8,474
Series A Redeemable Convertible Preferred Stock, $0.01 par value, net of amortized discount of $28,194 at December 31, 2005	—	93,100
Stockholders’ Equity
Preferred stock, $0.001 par value. Authorized 1,000,000 shares, no shares issued and outstanding	—	—
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, issued 1,199,007 shares as Series A Redeemable Convertible Preferred Stock at December 31, 2005	—	—
Common stock, $0.001 par value. Authorized 64,000,000 shares; issued and outstanding 18,669,787 shares at March 31, 2006 and 4,365,988 shares at December 31, 2005	19	4
Non-voting common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 4,495,106 shares at December 31, 2005	—	45
Additional paid in capital	624,223	473,737
Accumulated deficit	(426,839)	(371,295)
Accumulated other comprehensive loss	(270)	(4,106)

Total Stockholders’ Equity	197,133	98,385

Total Liabilities and Stockholders’ Equity	$747,605	$205,337

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Services	$105,316	$135
Hardware sales	91,558	—

Total Revenues	196,874	135

Operating Costs and Expenses
Cost of services	72,469	137
Cost of hardware products sold	73,672	—
Research and development	7,937	—
Sales and marketing	19,705	—
General and administrative	15,265	2,153
Amortization of intangibles	1,067	—

Total Operating Costs and Expenses	190,115	2,290

Operating income (loss)	6,759	(2,155)
Interest expense	(11,101)	—
Equity in loss of Mobile Satellite Ventures LP	(1,521)	(4,589)
Other income, net	1,442	85

Loss before discontinued operations and taxes	(4,421)	(6,659)
Income tax expense	(51,321)	—

Loss before discontinued operations	(55,742)	(6,659)
Loss from discontinued operations	(42)	(516)
Gain on sale of discontinued operations	240	—

Net Loss	(55,544)	(7,175)
Cumulative dividends and accretion of convertible preferred stock to liquidation value	(1,454)	(2,493)

Net loss attributable to common stockholders	$(56,998)	$(9,668)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(5.65)	$(1.05)
Discontinued operations	0.02	(0.06)

Net loss per share	$(5.63)	$(1.11)

Basic and diluted weighted average common shares outstanding	10,121,622	8,700,843

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	March 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(55,544)	$(7,175)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	42	516
Depreciation and amortization	7,129	7
Amortization of debt issuance cost	364	—
Stock based compensation	1,043	699
Equity in loss of unconsolidated affiliates	1,653	4,588
Loss on investments in affiliates	—	1,456
Gain on disposal of assets	(240)	(49)
Deferred income taxes	50,334	—
Minority interest	(301)	(918)
Compensation for issuance of warrants by consolidated subsidiary	—	53
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	23,528	(24)
Inventories, net	929	—
Prepaid expenses and other	3,760	(2,010)
Deferred revenue	—	(21)
Accounts payable	(11,007)	826
Accrued liabilities and other	(36,595)	—

Net cash used in continuing operations	(14,905)	(2,052)
Net cash provided by discontinued operations	(9)	(418)

Net cash used in Operating Activities	(14,914)	(2,470)

Cash Flows from Investing Activities
Cash paid for investments in affiliates	—	(375)
Sales of short-term investments	3,000	39,404
Purchases of short-term investments	(2,015)	(12,080)
Expenditures for property	(11,354)	—
Proceeds from sale of property	59	74
Expenditures for capitalized software	(4,562)	—
Acquisitions/divestitures, net of cash received	12,915	—
Other, net	(67)	—

Net cash (used in) provided by continuing operations	(2,024)	27,023
Net cash used in discontinued operations	—	(9)

Net cash (used in) provided by Investing Activities	(2,024)	27,014

Cash Flows from Financing Activities
Net decrease in notes and loans payable	(934)	—
Debt borrowing from Apollo	100,000	—
Debt repayment to Apollo	(100,000)	—
Proceeds from rights offering	100,000	—
Distribution to SkyTerra	(8,542)	—
Payment of dividends on preferred stock	(1,394)	(1,394)
Proceeds from exercise of stock options and warrants	1,300	77
Long-term debt borrowings	2,714	—
Repayment of long-term debt	(8,533)	—

Net cash provided by (used in) continuing operations	84,611	(1,317)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) Financing Activities	84,611	(1,317)

Effect of exchange rate changes on cash and cash equivalents	223	29

Net increase in cash and cash equivalents	67,896	23,256
Cash and cash equivalents at beginning of the period	21,964	34,759

Cash and cash equivalents at end of the period	$89,860	$58,015

Supplemental Cash Flow Information
Cash paid for interest	$9,704	—
Cash paid for income taxes	$1,076	—
Supplemental Non-Cash Disclosure
Net liability distributed to SkyTerra, net of cash	$48,113	—

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Transactions

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company”) was formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. Through a series of transactions in 2005 and 2006, HCI acquired the businesses that it owned as of March 31, 2006. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.

•	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 26% on an undiluted basis.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

•	its ownership of 50% of the voting, or Class A, membership interests of Hughes Network Systems, LLC (“HNS”), and HCI became HNS’ managing member. SkyTerra acquired the 50% of HNS’ Class A membership units which it contributed to HCI on April 22, 2005 from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member at that time. The events of April 22, 2005 are referred to herein as “the April 2005 Transaction”;

•	its interests in Electronic System Products, Inc. (“ESP”);

•	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

•	certain minority investments, including SkyTerra’s interests in Navigauge, Inc. (“Navigauge”), Miraxis, LLC (“Miraxis”), Edmunds Holdings, Inc., Mainstream Data, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

•	On January 1, 2006, HCI acquired the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash pursuant to the Membership Interest Purchase Agreement entered into by HCI, then a wholly owned subsidiary of SkyTerra, and DIRECTV on November 10, 2005 (the “November 2005 Agreement”). The events of January 1, 2006 are referred to herein as “the January 2006 Transaction.” As a result, as of January 1, 2006, HNS is a wholly owned subsidiary of HCI. HNS’ results from that date forward are consolidated by HCI, and the bases of HNS’ assets and liabilities were adjusted to their fair values (see Note 4).

•	On February 21, 2006, SkyTerra separated into two publicly owned companies (the “Distribution”): HCI and SkyTerra. To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of HCI common stock for each share of SkyTerra’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006). As the Distribution did not qualify as a tax free spin-off, SkyTerra expects to generate significant taxable income in 2006 for federal and state income tax purposes (see Note 15).

SkyTerra retained its interest in Mobile Satellite Ventures, LP, (the “MSV Joint Venture”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and approximately $12 million of cash and short-term investments, the balance, if any, of which will be transferred to the Company upon a change of control of SkyTerra. In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions” (“APB No. 29”), the Company distributed these assets at their historical basis on the date of the Distribution.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To finance the January 2006 Transaction, the Company obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). Concurrent with the Distribution, the Company conducted a rights offering, pursuant to which it issued 7,843,141 shares of its common stock to its stockholders at a subscription price of $12.75 per share in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, the Company received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. The Company used the proceeds of the rights offering to repay the short-term debt financing obtained from the Apollo Stockholders.

Note 2: Description of Business

Through HNS, the Company is a leading provider of network services that utilize very small aperture terminals (“VSATs”) to distribute signals via satellite. The Company’s services and products serve a variety of consumers, small and medium sized businesses (“SMBs”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and video teleconferencing. The Company also operates a VSAT service that provides broadband Internet access to consumers and SMBs.

The Company also provides hardware and point-to-multipoint networking systems solutions to customers with mobile satellite telephony systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by the Company. As with the VSAT systems, the Company also provides ongoing network support services under contracts with its mobile satellite or terrestrial transmission systems customers.

SPACEWAY is a next-generation digital satellite communications system designed to utilize high-capacity Ka-band satellites and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The system is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. The Company expects to launch its SPACEWAY 3 satellite in early 2007 and introduce service in North America on SPACEWAY’s network later in 2007.

In addition, the Company has interests in other companies in the telecommunications industry, including:

•	ESP, formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

•	through February 20, 2006, AfriHUB, a discontinued business which provided a limited amount of satellite based Internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market. On February 20, 2006, the Company entered into a Membership Interest and Note Purchase Agreement and sold its interests in AfriHUB; and

•	certain minority investments, including Hughes Systique, Navigauge, Miraxis, Edmunds Holdings, Inc., Mainstream Data, Inc. and DataSynapse, Inc.

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission, and include the assets, liabilities, operating results, and cash flows of the Company. As permitted under such rules, certain notes and other financial information normally required by general accepted accounting principles in the United States have been condensed or omitted; however, they do include such notes and financial information sufficient so as to make the interim

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the financial statements and related notes contained therein, filed with the Securities and Exchange Commission on April 17, 2006.

The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of HNS (from January 1, 2006, the date of the January 2006 Transaction), ESP, and Miraxis. The results of operations for the three month period ended March 31, 2005 are for the period prior to the April 2005 Transaction, and therefore do not include the activity of HNS.

The Company accounts for subsidiaries which are VIEs but for which the Company is not the primary beneficiary under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary’s operating results. As such, the Company accounts for its interest in Hughes Systique and Navigauge under the equity method. The Company also accounts for minority owned subsidiaries in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting.

Notwithstanding the legal form of the Distribution, the Distribution is accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs” (“EITF 02-11”). Accordingly, the Company is considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes, and SkyTerra is treated as if it had been distributed by the Company. This treatment is required because, among other things, (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF 02-11. For the three month period ended March 31, 2006, the Company’s results include the results of the revenues and assets retained by SkyTerra through the date of the Distribution and reflect the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

In December 2005, SkyTerra made a decision to discontinue operating AfriHUB and signed a letter of intent to sell its interests in AfriHUB for a promissory note with a principal amount of $0.2 million (see Note 14). The discontinuance of this business represents the disposal of a business segment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of this operation have been classified as discontinued operations, and prior period results were reclassified.

All material intercompany balances and transactions have been eliminated.

(b) Business Combinations and Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

(c) Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs, based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Included in hardware sales revenue for the three months ended March 31, 2006 are revenues of $11.1 million, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which the Company has retained a financial obligation to the financial institution. At the inception of the operating lease, the Company receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognizes a corresponding liability to the financial institution for those transactions.

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

(d) Income Taxes

Through the date of the Distribution, the Company’s results will be included in the consolidated federal income tax return to be filed by SkyTerra. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Transaction, DIRECTV retained the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. The Company has recorded a liability in the balance sheet for the estimated amount the Company may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

(e) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

For purposes of computing weighted average common shares outstanding, the number of shares of SkyTerra stock outstanding through the date of the Distribution were converted into equivalent shares of Company stock by multiplying the number of shares of SkyTerra stock by the exchange ratio used in the Distribution. The exchange ratio was one-half share of Company stock for each share of SkyTerra stock.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares used in calculating loss per common share, for both basic and diluted earnings per share, were 10,121,622 and 8,700,843, for the three months ended March 31, 2006 and 2005, respectively. The weighted average number of shares for the three months ended March 31, 2006, includes the impact of the shares issued in March 2006 pursuant to the rights offering previously described.

(f) Stock Option Plans

The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the requisite service period, usually the vesting period, of the award. The Company adopted SFAS No. 123R using the modified prospective method, wherebv compensation expense is recognized for all awards issued or modified subsequent to the effective date, as well as for awards granted to employees prior to the effective date that are unvested on the effective date. The adoption of SFAS No. 123R had no material impact on the Company’s results of operations or financial position.

Until December 31, 2005, the Company elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations in accounting for employee stock options as allowed pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 did not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally resulted in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of SkyTerra’s common stock and vesting schedules of underlying awards. Following the adoption of SFAS No. 123R, the Company no longer records compensation expense or contra-expense related to previously modified options.

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all SkyTerra employee awards:

(in thousands, except share data)	Three Months Ended March 31, 2005
Net loss, as reported	$(7,175)
Add: Stock-based employee compensation expense, as reported	418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(213)

Pro forma net loss	$(6,970)

Basic and diluted net loss attributable to common stockholders per share
As reported	$(1.11)
Pro forma	$(1.09)

(g) Short-Term Investments

The Company considers all debt securities with original maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. All short-term investments at March 31, 2006 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). As of March 31, 2006 and December 31, 2005, the cost basis and fair value of available-for-sale securities was $15.5 million and $6.0 million, respectively. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying condensed consolidated balance sheets. At March 31, 2006, the Company had $4.9 million of restricted cash which secures certain letters of credit and $3.1 million of restricted cash equal to the value of the surety bond issued in connection with the Company’s license application submitted to the Federal Communications Commission (“FCC”) in April 2005. At December 31, 2005, the Company had $3.1 million of restricted cash related to the FCC license application described previously. All of the letters of credit expire in 2006. Restrictions on the restricted cash securing the letters of credit will be removed as the letters of credit expire.

(i) Receivables, Net

Receivables, net include contracts in process that are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Advances and progress billings are offset against contract-related receivables, as appropriate.

(j) Inventories

Inventories are stated at the lower of cost or market, principally using standard costs adjusted to reflect actual based on variance analyses performed throughout the year. Cost of sales for services are based on actual costs incurred for service cost elements.

(k) Prepaid Expenses and Other

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

(l) Property and Depreciation

Property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Software Development Costs

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

(n) Foreign Currency

Some of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities, and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

(o) Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in other assets in the balance sheets. Nonmarketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations as part of “Other income, net” and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of the Company’s investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents; short-term investments; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at March 31, 2006 and December 31, 2005.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge are immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, HNS assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. The Company manages its exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, the Company enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of March 31, 2006, the Company had purchased foreign exchange contracts totaling $4.4 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at March 31, 2006. All of the forward exchange contracts expire by June 30, 2006.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

(p) New Accounting Pronouncements

The Company adopted SFAS No. 123R on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the requisite service period, usually the vesting period, of the award. The Company adopted SFAS No. 123R using the modified prospective method, wherebv compensation expense is recognized for all awards issued or modified subsequent to the effective date, as well as for awards granted to employees prior to the effective date that are unvested on the effective date. The adoption of SFAS No. 123R had no material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 had no material impact on the results of the Company’s operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”), an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

Note 4: Acquisition of Hughes Network Systems, LLC

In April 2005, SkyTerra completed its acquisition of 50% of the Class A membership interests of HNS from DTV Networks, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks $190.7 million of cash. This payment represented the $201.0 million stated in the agreement less an estimated purchase price adjustment of $10.3 million, which was subject to further adjustment depending principally upon the closing value of HNS’ working capital (as defined in the agreement). On January 3, 2006, HNS paid DTV Networks $10.0 million in final satisfaction of all purchase price adjustments.

Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness was otherwise non-recourse to the Company or DTV Networks.

Through December 31, 2005, the Company accounted for its interest in HNS under the equity method in accordance with FIN 46R, as HNS was a variable interest entity as defined in FIN 46R and the Company was not the primary beneficiary as defined in FIN 46R. Accordingly, the Company recorded its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s proportionate share of HNS’ net assets over the Company’s carrying amount on the date of acquisition. This excess was being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis. As of December 31, 2005, the Company’s proportionate share of HNS’ net assets exceeded its book investment by approximately $7.0 million.

Upon the closing of the January 2006 Transaction, the Company includes the accounts of HNS in its consolidated financial statements. In accordance with SFAS No. 141, the Company has allocated the total purchase price paid by SkyTerra and the Company in the April 2005 Transaction and the January 2006 Transaction to the assets acquired and liabilities assumed at their estimated fair value. Management determined the preliminary fair value based upon a number of factors, including the use of a preliminary independent appraisal of property and equipment and intangible assets. The estimated excess of the fair value of the net assets acquired over the amount paid of approximately $359.2 million has been reflected as a reduction of fair value, on a pro rata basis, of long-lived assets in accordance with SFAS No. 141. The estimated fair value is preliminary and subject to revision, including the finalization of the valuation of property and equipment and intangible assets and evaluation of the Company’s other long lived assets and non-current liabilities, which is expected to be completed in the second half of 2006. The final valuation will be based on the actual assets acquired and liabilities assumed at the acquisition date and management’s consideration of the independent appraisal work. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not expected that those differences will be material to an understanding of the impact of this transaction to the Company. The following table summarizes the estimated fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, however the allocation is subject to refinement. Based on this valuation, the purchase price has been allocated as follows (dollars in thousands):

Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares at $17.20 per share)	5,160
Direct acquisition costs	500
HCI equity in earnings of HNS following the April 2005 Transaction through December 31, 2005	20,122

Total Purchase Price	$175,782

	Preliminary Fair Market Value of Net Assets	Pro rata Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$449,958	$—	$449,958
Property, net	531,973	(291,165)	240,808
Other assets	153,324	(68,060)	85,264

Total Assets	1,135,255	(359,225)	776,030
Current liabilities	(234,666)	—	(234,666)
Non-current liabilities	(358,988)	—	(358,988)
Minority interests	(6,594)	—	(6,594)

Net Assets Acquired	$535,007	$(359,225)	$175,782

Note 5: Receivables, Net

The following table sets forth the amounts recorded for receivables as of the dates shown:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Trade receivables	$158,001	$125
Contracts in process, net of advances and progress billings	28,646	—
Other receivables	3,070	—

Total	189,717	125
Less allowance for doubtful accounts	(10,977)	(78)

Total Receivables, Net	$178,740	$47

There were no advances or progress billings offset against contracts in process at March 31, 2006 or at December 31, 2005. The Company expects to collect the $28.6 million recorded at March 31, 2006 as contracts in process by December 31, 2006, except for $4.7 million, $4.5 million, $2.6 million and $2.0 million due in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts due from affiliates totaling $1.0 million and nil at March 31, 2006 and December 31, 2005, respectively, are included in trade receivables.

At March 31, 2006, amounts due from customers under long-term VSAT operating lease agreements totaled $89.6 million, of which $34.4 million, $27.3 million, $16.6 million, $7.8 million, and $3.5 million are due in the periods ending December 31, 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively. Revenues and receivables from these customer contracts are not recorded until they are earned on a month-to-month basis.

Note 6: Inventories

The following table sets forth the amounts recorded for inventories as of March 31, 2006. The Company had no inventory prior to the January 1, 2006 acquisition of HNS.

March 31, 2006
(Dollars in Thousands)
Productive material and supplies	$18,822
Work in process	11,248
Finished goods	52,140

Total	82,210
Less provision for excess or obsolete inventories	(9,456)

Total Inventories	$72,754

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

Note 7: Property, Net

The following table sets forth the amounts recorded for net property as of the dates shown:

	Estimated Useful Lives (years)	March 31, 2006	December 31, 2005
		(Dollars in thousands)
Land and improvements	10-30	$8,164	$—
Buildings and leasehold improvements	1-40	18,283	—
Machinery and equipment	3-23	41,848	263
Furniture, fixtures, and office machines	3-15	390	32
VSAT operating lease hardware	2-5	22,949	—
Construction in progress - SPACEWAY	-	128,659	—
- Other	-	31,975	—

Total		252,268	295
Less accumulated depreciation		(5,343)	(277)

Total Property, Net		$246,925	$18

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8: Intangible Assets, Net

The following table sets forth information regarding the intangible assets acquired in connection with the January 1, 2006 acquisition of HNS:

	Estimated Useful Lives (years)	March 31, 2006
	(Dollars in thousands)
Backlog and customer relationships	5-13	$18,314
Patented technology and trademarks	10	14,293

Total		32,607
Less accumulated amortization		(1,067)

Total Intangibles, Net		$31,540

Note 9: Interest in MSV Joint Venture

Prior to the Distribution, the Company owned approximately 23% of the limited partnership interests (on an undiluted basis) of the MSV Joint Venture. Through the date of the Distribution, the Company accounted for its interest in the MSV Joint Venture under the equity method and, accordingly, recorded its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s carrying amount over its proportionate share of the MSV Joint Venture’s long-lived assets on a straight line basis. In accordance with APB Opinion No. 29, the Company’s investment in the MSV Joint Venture was distributed to SkyTerra on the date of the Distribution at its historical basis.

The following table presents summarized consolidated financial information for the MSV Joint Venture. Statement of operations information is provided for each full quarter, although the Company’s statement of operations for the three months ended March 31, 2006 only includes results through the date of the Distribution. The net loss of the MSV Joint Venture through the date of the Distribution includes a gain of $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of FIN 46R.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$530,983	$119,806
Noncurrent assets	115,604	96,978
Current liabilities	11,334	11,811
Noncurrent liabilities	459,665	23,713
Partners’ equity	175,588	181,260

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$8,142	$7,190
Loss from operations	(12,245)	(12,434)
Net loss	(10,701)	(19,981)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10: Short-Term Borrowing and Long-Term Debt

The following tables set forth the amounts recorded for short-term borrowings and long-term debt as of March 31, 2006. The Company had no short-term borrowings or long-term debt prior to the January 1, 2006 acquisition of HNS.

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at March 31, 2006	March 31, 2006
		(Dollars in thousands)
Revolving bank borrowings	6.75% - 16.00%	$2,811
Term loans payable to banks, current portion	8.50% - 9.50%	1,210
VSAT hardware financing, current portion	4.00% - 9.00%	23,084

Total Short Term Borrowings and Current Portion of Long -Term Debt		$27,105

Outstanding revolving bank borrowings at March 31, 2006 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. $0.4 million of the outstanding revolving borrowings are at variable rates tied to the Mumbai Inter Bank Offer Rate, and are adjusted monthly. The balance of outstanding revolving borrowings are at fixed rates. The total available for borrowing by the Indian subsidiary under the revolving lines of credit is $1.7 million.

Long-Term Debt

	Interest Rates at March 31, 2006	March 31, 2006
		(Dollars in thousands)
Term loans payable to banks	8.38% - 12.63%	$326,967
VSAT hardware financing	4.00% - 9.00%	17,590

Total Long-Term Debt		$344,557

The April 2005 Transaction was financed by HNS with (i) a $250.0 million first lien term loan and a $50.0 million first lien revolving credit facility and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of HNS, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. At March 31, 2006, HNS had elected the LIBOR (4.625% on March 31, 2006) option. As a result, outstanding borrowings under the first lien credit facility were at 8.375% as of March 31, 2006 and outstanding borrowings under the second lien facility were at 12.625% as of March, 31, 2006. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. At March 31, 2006, HNS had issued letters of credit totaling $13.4 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility at March 31, 2006 was $36.6 million. The interest rate for borrowings, if any, under the revolving credit facility was, at HNS’ option, either the ABR Rate plus 2% or LIBOR plus 3%. For outstanding

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters of credit issued under the revolving credit facility, HNS paid a commission fee of 3% per annum and an issuance fee of 0.25% per annum. In addition, HNS was charged a commitment fee of 0.5% per annum for any unused portion of the revolving credit facility. HCI had pledged its equity interests in the Company to secure the obligations of HNS under the term indebtedness and revolving credit facility. The indebtedness was otherwise non-recourse to HCI.

The agreements in effect as of March 31, 2006 governing the term indebtedness and revolving credit facility required HNS to comply with certain affirmative and negative covenants, for as long as there was any debt balance outstanding and the credit agreements were in effect. HNS was in compliance with all of its debt covenants since the placement of the term indebtedness and through March 31, 2006.

On April 13, 2006 HNS completed an offering of $450.0 million of 9.5% senior notes due in 2014 (the “Senior Notes”). With a portion of the proceeds of the Senior Notes, HNS repaid the borrowings outstanding under the first and second lien term loans. The credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the revolver was amended to reflect revised covenants, pricing terms and other related amendments. All outstanding letters of credit issued under the revolving credit facility prior to April 13, 2006 remained in place following the amendment and restatement of the facility. The Company expects to expense unamortized debt issuance costs associated with the first and second lien term loans of $9.1 million and fees to terminate the second lien term loan of $1.5 million in the three month period ending June 30, 2006.

In connection with certain commercial VSAT sales, HNS enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For the majority of the transactions with the financial institutions, HNS has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, HNS has received nominal claims from certain customers for Non-Performance Events, but has not been required to make any indemnification payments for a Non-Performance Event. HNS has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

Note 11: Transactions with Related Parties

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

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into the Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to the Company from SkyTerra. The Separation Agreement also provides that the Company is responsible for paying all

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees, costs and expenses directly related to the Distribution, except to the extent such fees have already been paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification. The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of, or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty or keepwell of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations; and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of, or resulting from the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

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

Consulting services. SkyTerra has agreed to provide the Company with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. Such services may be terminated by either party at any time with or without cause by providing ten business days notice to the non-terminating party.

Access to facilities. SkyTerra has agreed to provide the Company with use of its facilities, including information technology and communications equipment and services at such premises, until the earlier of a change of control of SkyTerra or such other time that the parties mutually agree. In exchange, the Company will pay SkyTerra $7,500 per month.

Miraxis

In May 2002, SkyTerra acquired ownership interests in Miraxis. Miraxis License Holdings, LLC (“MLH”), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots, one of which Miraxis has the ability to use so long as it implements its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis was to pay certain royalties to MLH for use of the slot if it ever launched satellites. Miraxis ceased operations during the year ended December 31, 2005 and, accordingly, the arrangement with MLH terminated. Prior to the Company acquiring an interest in Miraxis, an affiliate of the Company acquired an approximate 70% interest in MLH. Certain principals of Apollo, the Company’s controlling investor, have a controlling investment in MLH. In addition, a director of the Company and HNS is a director and the general manager of MLH and another director of the Company and HNS is a director of MLH.

Other

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes sales and purchase transactions with related parties:

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
Sales	$8,471	$11

Purchases	$495	$—

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Due from related parties	$959	$—

Due to related parties	$38	$—

Note 12: Comprehensive Loss

Total comprehensive loss was as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
Net loss attributable to common stockholders	$(56,998)	$(7,174)
Other comprehensive income:
Foreign currency translation adjustments	2,587	17
Unrealized gains on securities	1,249	—

Other comprehensive income	3,836	17

Total Comprehensive Loss	$(53,162)	$(7,157)

Note 13: Segment Information

The Company’s consolidated operations have been classified into four reportable segments: VSAT (including SPACEWAY), which provides satellite-based private networks and broadband Internet access to consumers and SMBs; Telecom Systems, consisting of the Company’s mobile satellite communications business and its terrestrial microwave network services business; MSV Joint Venture (through the date of the Distribution), which provides mobile digital voice and data communications services via satellite; and Parent and Other.

The following table presents certain financial information on the Company’s reportable segments for the three months ended March 31, 2006. For the MSV Joint Venture, information is provided as of and for the three months ended March 31, 2006, although the Company’s statement of operations for the three months ended March 31, 2006 only includes results through the date of the Distribution and as of March 31, 2006, the Company no longer had an

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in the MSV Joint Venture. Since the Company’s 23% share of the results of the MSV Joint Venture operations through the date of the Distribution are already included in the Parent and Other column, the Eliminate MSV Joint Venture column removes the results of the MSV Joint Venture shown in the MSV Joint Venture column.

	VSAT	Telecom	MSV Joint Venture	Parent and Other	Eliminate MSV Joint Venture	Consolidated
	(in thousands)
Revenues	$181,307	$15,485	$8,142	$82	$(8,142)	$196,874
Segment operating income	7,237	1,751	(12,245)	(2,229)	12,245	6,759
Depreciation and amortization	7,071	58	—	—	—	7,129
Segment assets	574,714	36,896	646,587	135,995	(646,587)	747,605
Capital expenditures	12,822	3,094	—	—	—	15,916

The following table presents certain financial information on the Company’s reportable segments as of or for the three months ended March 31, 2005.

	MSV Joint Venture	Parent and other	Eliminate MSV Joint Venture	Consolidated
Revenues	$7,190	$135	$(7,190)	$135
Operating expenses	19,624	2,290	(19,624)	2,290

Loss from operations	(12,434)	(2,155)	12,434	(2,155)
Equity in loss of Mobile Satellite Ventures LP	—	(4,589)	—	(4,589)
Other income, net	(7,547)	85	7,547	85

Loss before discontinued operations	$(19,981)	$(6,659)	$19,981	$(6,659)

Total assets	$231,222	$147,801	$(231,222)	$147,801

Note 14: Discontinued Operations

In April 2004, SkyTerra signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus. Effective February 20, 2006, the Company entered into a Membership Interest and Note Purchase Agreement and sold its equity and debt interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007. A gain on the sale of $0.2 million is included in the Company’s statement of operations for the three month period ended March 31, 2006.

Note 15: Income Taxes

For Federal income tax purposes, the Company’s results through the date of the Distribution will be included in the consolidated returns to be filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitation. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belong to the Company. The Company estimates that its share of the NOL carryforward is approximately $135.2 million and its share of the capital loss carryforward is approximately $3.3 million.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance had been established related to the NOL and capital loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra expects to generate significant taxable income in 2006 for Federal and state income tax purposes. As the Company is the accounting successor to SkyTerra, as described in Note 1(a), the taxes associated with the Distribution are included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company will be responsible for paying all taxes associated with the Distribution. The Company expects existing NOL and capital loss carryforwards will be sufficient to offset any federal income taxes payable on the gain from the Distribution, other than alternative minimum taxes.

During the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. During the three months ended March 31, 2006, the Company recorded income tax expense of $51.3 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. As the Company has not met the more likely than not criteria of SFAS 109, “Accounting for Income Taxes,” the Company maintained a full valuation allowance on its deferred tax assets as of March 31, 2006.

The Company estimates that alternative minimum taxes in the amount of $1.3 million will be payable by SkyTerra as a result of the gain from the Distribution. In accordance with the Tax Sharing Agreement, the Company will be entitled to reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This reimbursement has been reflected on the Company’s books as a receivable from SkyTerra.

Note 16: Redeemable Convertible Preferred Stock

On June 4, 1999, SkyTerra issued and sold Series A and B Preferred Stock and Warrants to the Apollo Stockholders for an aggregate purchase price of $87.0 million. As approved at SkyTerra’s 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities. As part of the Distribution, all outstanding Series A Preferred Stock and Warrants were distributed to SkyTerra. In accordance with APB No. 29, the distribution of the Series A redeemable convertible preferred stock on the date of the Distribution was accounted for as a distribution to SkyTerra at its historical basis. As a result of the Distribution, SkyTerra Series A and B securities are not an authorized class of securities for the Company.

Note 17: Stockholders’ Equity

HCI is a publicly-traded company and its common stock is traded over the counter under the symbol “HGCM”. The Company’s certificate of incorporation was amended and restated in February 2006 in connection with the Distribution and the Separation Agreement. The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 18,669,899 shares were outstanding at March 31, 2006. Additionally the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share, of which none were outstanding at March 31, 2006. The Preferred Stock can be issued in one or more classes or series, and the board of directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of March 31, 2006, no class or series of preferred stock had been established by the Company’s board of directors.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18: Stock-Based Compensation Plans

HCI Plans

The Company’s 2006 Equity and Incentive Plan (“the HCI Plan”), which was adopted effective January 30, 2006, provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to its directors, officers and other employees, advisors and consultants who are selected by its compensation committee for participation in the HCI Plan. Unless earlier terminated by the Company’s board of directors, the HCI Plan will expire on the tenth anniversary of the date of its adoption. Termination of the HCI Plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. The Company’s board of directors may amend the HCI Plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and the Company must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan (the “SkyTerra Plan”), the compensation committee of the board of directors of SkyTerra is required to make an equitable adjustment to the terms of options issued under the SkyTerra Plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under the SkyTerra Plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the SkyTerra Plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the SkyTerra Plan who were members of SkyTerra’s management and board of directors as of the date of the Distribution, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of HNS, would receive an option to purchase one share of HCI common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The issuance of such options to purchase HCI common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase HCI common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all other SkyTerra options outstanding under the plan were adjusted. In February 2006, the Company issued options to purchase 435,836 shares of HCI common stock to holders of SkyTerra options under the HCI Plan.

The exercise price of such options to purchase shares of HCI common stock that were issued to certain holders of options to purchase SkyTerra common stock was determined by multiplying the exercise price of such SkyTerra option by a fraction, the numerator of which was the closing price of a share of HCI common stock on the first trading day after the Distribution date multiplied by the exchange ratio of 0.5 and the denominator of which was that price multiplied by the exchange ratio plus the closing price of a share of SkyTerra common stock on the first trading day after the Distribution date and further dividing such result by the exchange ratio.

During the three months ended March 31, 2006, in the addition to the options to acquire 435,836 shares of HCI common stock as previously described, the Company issued the following equity instruments under the HCI Plan:

•	70,000 shares of restricted stock which vest over a two year period;

•	40,000 shares of restricted stock which vest over a three year period; and

•	fully vested options to acquire 40,000 shares of HCI common stock at an exercise price of $10.35/share.

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF 96-18, “Accounting for Equity Instruments That

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” the fair value of such shares is determined at the end of the reporting period, and accordingly, the fair value as of March 31, 2006 was used for determining compensation expense attributable to such shares. Stock-based compensation expense totaling $1.1 million was recorded in the three month period ended March 31, 2006, of which $0.9 million, $0.1 million and $0.1 million was related to HCI, SkyTerra and HNS, respectively. As of March 31, 2006, the Company had approximately $4.4 million of unrecognized compensation expense related to the HCI and HNS equity instruments that will be recognized over the weighted average life of such instruments, which is estimated to be 2.5 years. As a result of the repricing of certain SkyTerra stock options, the Company recognized compensation expense of $0.4 million during the three months ended March 31, 2005.

The following table reflects stock option stock activity and related information for the HCI Plan for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(Dollars in thousands)
Outstanding at January 1, 2006	—	$—
Issued	475,836	4.89
Exercised	(231,667)	1.07	$9,367

Outstanding at March 31, 2006	244,169	$8.51	$8,055

Exercisable at March 31, 2006	232,502	$8.78	$7,607

The following table provides information about stock options that are outstanding and exercisable as of March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.58 - $0.63	62,500	$0.59	6.79	62,500	$0.59	6.79
$1.06 - $1.51	51,668	1.37	5.77	51,668	1.37	5.77
$3.09 - $4.53	20,417	3.53	3.51	8,750	4.12	0.77
$10.35	40,000	10.35	0.75	40,000	10.35	0.75
$20.23 - $22.53	69,584	21.33	9.02	69,584	21.33	9.02

	244,169	$8.51	5.50	232,502	$8.78	4.81

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SkyTerra Plans

SkyTerra provided incentive and nonqualified stock option plans for directors, officers, and key employees of SkyTerra and others. The number of options to be granted and the option prices were determined by the Compensation Committee of SkyTerra’s board of directors in accordance with the terms of the plans. Options generally expired five to ten years after the date of grant.

During 1998, SkyTerra’s board of directors approved the SkyTerra Plan under which “non-qualified” stock options (“NQSOs”) to acquire shares of SkyTerra common stock could be granted to non-employee directors and consultants of SkyTerra, and “incentive” stock options (“ISOs”) to acquire shares of SkyTerra common stock could be granted to employees. The SkyTerra Plan also provided for the grant of stock appreciation rights, shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to SkyTerra’s employees, directors, and consultants. Under the SkyTerra Plan, the option price of any ISO could not be less than the fair market value of a share of SkyTerra common stock on the date on which the option is granted. The option price of an NQSO could be less than the fair market value on the date the NQSO is granted if the SkyTerra board of directors so determined. An ISO could not be granted to a “ten percent stockholder” (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price was at least 110% of the fair market value of the common stock and the term of the option could not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement was transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders was ten years from the date of grant.

Under the Nonqualified Stock Option Plan, which provided for the issuance of up to 510,000 shares, the option price as determined by the compensation committee was permitted to be greater or less than the fair market value of the SkyTerra common stock as of the date of the grant, and the options were generally exercisable for three to five years subsequent to the grant date. The Nonqualified Stock Option Plan expired on July 18, 2000, and thereafter, no new options could be granted under the plan.

For the three months ended March 31, 2005, the Company issued options to purchase 80,000 shares of SkyTerra common stock at a weighted average fair value of $17.77 using the Black-Scholes option pricing model and the following assumptions: a risk free interest rate ranging from 2.9% to 3.4%, an expected term of three years, volatility of approximately 93% and an annual dividend yield of 0%. The risk-free interest rate assumption was based upon the grant date closing rate for U.S. treasury notes that have a life which approximates the expected term of the option. The expected term of employee stock options represented the weighted average period of time that the stock options were expected to remain outstanding giving consideration to vesting schedules and historical exercise patterns. The expected volatility was based on historical volatility of SkyTerra’s common stock. The dividend yield assumption was based on SkyTerra’s history and expectation of dividend payouts.

During the period from January 1, 2006 through the date of the Distribution, the Company received approximately $1.3 million in proceeds from the exercise of SkyTerra stock options and warrants.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects SkyTerra stock option activity and related information for the period from January 1, 2006 through the date of the Distribution:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
			(in thousands)
Outstanding at January 1, 2006	1,092,093	$11.81
Exercised	(25,700)	6.29	$921
Effect of the Distribution	(1,066,393)	8.30	14,949

Outstanding at March 31, 2006	—	—	—

Exercisable at March 31, 2006	—	—	—

Note 19: Contingencies and Commitments

Regulatory

In April 2005, the Federal Communications Commission (“FCC”) approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company’s obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of March 31, 2006, the Company had approximately $3.1 million in the restricted cash account related to the license application.

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against the Company arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require the Company to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2006.

In 2002, the Department of Revenue Intelligence (“DRI”) in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd. (“HTIL”) relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments were the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. (“TTML”) after the Tata Group purchased HNS’ equity interest in December 2003, was the principal party of interest in this action. HNS, together with the other named suppliers, were potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS had been found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. The parties filed replies to the DRI’s allegations and after a series of hearings the Office of the Settlement Commission recently issued a final order closing the case with no liability for the Company.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business. The Company is now eligible to seek reinstatement and intends to do so in the near future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, HNS is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages of up to $5.0 million as a result of its non-performance. With respect to one such contract, in November 2005, HNS received notice that one of its customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. The arbitration was stayed pending non-binding mediation. The non-binding mediation was completed in March 2006 and did not resolve the dispute. As a result, the arbitration is expected to resume.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $28.3 million that were undrawn at March 31, 2006. Of this amount, $13.4 million were issued under the $50.0 million revolving credit facility (see Note 10), $4.9 million were secured by restricted cash (see Note 3(h)), and the balance was secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $5.7 million by December 31, 2006, $6.9 million in 2007, $1.7 million in 2008, $6.7 million in 2009, and $7.3 million thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of HNS, HNS entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured under the agreement is $23.8 million, of which $13.1 million has been incurred as of March 31, 2006 and $10.7 million remains to be procured as of that date. The Company estimates that it will not purchase the level of services contractually required and as of March 31, 2006 has recorded a liability of $2.8 million to satisfy this purchase commitment.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, at March 31, 2006, the Company has recorded a liability in the balance sheet for the amount of $8.9 million for this investment.

Upon closing of the April 2005 Transaction, HNS assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of the $49.0 million, $20.0 million was paid through March 31, 2006. The Company expects to pay $19.0 million of the balance by December 31, 2006 and the remainder in 2007. Additionally, the Company has entered into commitments with two companies totaling $73.7 million related to launch and launch operations services. Of this amount, $22.2 million was paid through March 31, 2006. Based on the expected launch of SPACEWAY 3 in early 2007, the Company expects to pay $47.5 million by December 31, 2006 and the remainder in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(a) Hughes Communications, Inc.

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our condensed consolidated financial statements and the notes to those financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statement, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements, and the differences could be substantial. We disclaim any obligation to update these forward-looking statements, or disclose any difference between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

As a result of the January 2006 Acquisition, as described below, our business has changed materially. For periods following the closing of the January 2006 Acquisition, we include the financial position and operating results of HNS in our consolidated financial statements. From April 22, 2005 (the date of the April 2005 Acquisition, as described below) through December 31, 2005, we recorded our investment in HNS using the equity method of accounting. We have included the Management’s Discussion and Analysis of Financial Condition and Results of Operations of HNS in this report, as we believe it is meaningful disclosure when comparing results of operations from the three months ended March 31, 2006 with the three months ended March 31, 2005. See “—(b) Hughes Network Systems, LLC.”

Overview

We operate our business primarily through Hughes Network Systems, LLC (“HNS”), a leading provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer market. Subsequent to April 2005, when SkyTerra completed the acquisition of 50% of the Class A membership interests of HNS, SkyTerra served as the managing member of HNS. In December 2005, SkyTerra contributed its Class A membership interest of HNS to us and we became the managing member. In January 2006, we acquired the remaining 50% of the Class A membership interests of HNS.

In addition, we have interests in other companies in the telecommunications industry, including:

•	Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

•	through February 20, 2006, AfriHUB, a discontinued business which provided a limited amount of satellite based Internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market. On February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB; and

•	certain minority investments, including Hughes Systique Corporation (“Hughes Systique”), Navigauge, Inc. (“Navigauge”), Miraxis, LLC (“Miraxis”), Edmunds Holdings, Inc., Mainstream Data, Inc. and DataSynapse, Inc.

We provide corporate resources, strategic direction, transactional assistance and financial support to enable each of these companies to focus on and exploit opportunities within their lines of business.

On April 22, 2005, SkyTerra Communications, Inc. (“SkyTerra”) acquired 50% of HNS’ Class A membership interests which it contributed to us on December 31, 2005 from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member. The events of April 22, 2005, are referred to herein as the “April 2005 Acquisition.” Our results for 2005 reflect our investment in HNS after the April 2005 Acquisition under the equity method of accounting, whereby we record our proportionate share of HNS’ operating results.

On January 1, 2006, we consummated the purchase (the “January 2006 Acquisition”), from DTV Networks of the remaining 50% of HNS’ Class A membership interests for a purchase price of $100.0 million. As a result of the January 2006 Acquisition, we now own 100% of the Class A membership interests of HNS. The January 2006 Acquisition was funded by a $100.0 million loan from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Advisors IV L.P. (“Apollo”). Our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

On February 21, 2006, SkyTerra distributed (the “Distribution”) all of the outstanding shares of our common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution was the method by which SkyTerra was separated into two publicly traded companies. Although SkyTerra no longer owns any of our capital stock following the Distribution, SkyTerra’s controlling stockholder, Apollo, became our controlling stockholder following the Distribution. SkyTerra retained its interest in Mobile Satellite Ventures, LP (the “MSV Joint Venture”), a joint venture which provides mobile digital voice and data communications via satellite, its stake in TerreStar Networks, Inc. (“TerreStar”), and approximately $12 million of cash and short-term investments, the balance, if any, of which will be transferred to us upon a change of control of SkyTerra.

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This treatment is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra. For the three months ended March 31, 2006, our results include the results of the business and assets retained by SkyTerra through the date of the Distribution and reflect the results of HNS on a consolidated basis effective January 1, 2006.

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

During the three months ended March 31, 2005, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by its traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts. During the three months ended March 31, 2006, our consolidated revenues were primarily derived from HNS’ operations, which we consolidate from January 1, 2006, as a result of the January 2006 Acquisition.

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

In October 2005, we acquired Series A preferred shares from Hughes Systique for $3.0 million, representing an ownership of approximately 26% on an undiluted basis. Hughes Systique plans to provide software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique will also support other application areas such as wireless based networking, radio frequency identification device enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer and President, as well as certain former employees of HNS, including Mr Kaul’s brother, Pradeep Kaul, who serves as Chief Executive Officer of Hughes Systique.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly traded companies: (i) Hughes Communications, which consists of, among other things, the assets, liabilities and operations associated with the HNS and ESP businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of Skyterra’s cash and short-term investments, excluding approximately $12 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, consisting of the assets and liabilities associated with its interest in the MSV Joint Venture and its stake in TerreStar, approximately $12 million in cash and short-term investments, and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the approximately $12 million of cash and short-term investments at such time, if any, will be transferred to us from SkyTerra.

To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of our common stock for each share of SkyTerra common stock (or, in the case of holders of SkyTerra preferred stock and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of our common stock for each share of SkyTerra common stock issuable upon conversion or exercise of such preferred stock and warrants).

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

We and SkyTerra have entered into a separation agreement (the “Separation Agreement”). The Separation Agreement effected, on December 31, 2005, the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, approximately $12 million in cash and short-term investments and the obligations pursuant to the Series A Preferred Stock, became our assets and liabilities. Upon a change of control of SkyTerra, the remaining balance of the $12 million of cash and short-term investments at such time, if any, will be transferred to us from SkyTerra. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in the MSV Joint Venture and TerreStar to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results from operations, and that require judgment. Also, see the notes accompanying the condensed consolidated financial statements, which contain additional information regarding our accounting policies.

Consolidation

We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. We own approximately 78% of the voting interests of ESP and 100% of the voting interests in HNS, both of which have been included in our consolidated financial statements. Prior to the February 20, 2006 sale, we owned 70% of AfriHUB, which has been classified and reported as a discontinued operation in our consolidated financial statements, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary’s operating results. Because we own approximately 39% of the voting interests of Navigauge and 26% of the voting interests of Hughes Systique, our proportionate share of each of these companies’ operating results has been included in loss on investments in affiliates within Other income, net on our consolidated statements of operations.

We adopted FIN No. 46R on January 1, 2004. FIN No. 46R requires companies to consolidate variable interest entities for which we are the primary beneficiary, irrespective of the voting interest held. We have determined that we meet the definition of the primary beneficiary with respect to Miraxis and, therefore, have included the accounts of Miraxis in our consolidated financial statements.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described blow, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period the related sale occurs, based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Included in hardware sales for the three months ended March 31, 2006 are revenues of $11.1 million, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which we have retained a financial obligation to the financial institution. At the inception of the operating lease, we receive cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which we have retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognize a corresponding liability to the financial institution for those transactions.

Hardware lease revenues are recognized over the term of the operating lease. We capitalize the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciate these costs over the term of the customer lease agreement. For transactions in which we have not retained a continuing obligation to the financing institution, hardware revenues are recognized at the inception of the transaction.

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

Business Combinations and Intangible Assets

We account for business combinations in accordance with SFAS No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

Through the date of the Distribution, our results will be included in the consolidated federal income tax return to be filed by SkyTerra. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Acquisition, DIRECTV retained the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Accounting for the Distribution

We accounted for the Distribution to SkyTerra as a reverse spin-off in accordance with EITF No. 02-11, “Accounting for Reverse Spin-offs” which provides guidance in situations in which a transferred business generated substantially all of the transferor’s historical consolidated revenues and constituted a majority of the book value of the transferor’s assets immediately prior to the spin-off. Further, we accounted for the Distribution as a non-monetary transaction in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” resulting in transfer of the net assets at their historical basis as of the date of the transfer.

Results of Operations for the Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues for the three months ended March 31, 2006 increased to $196.9 million from $0.1 million for the three months ended March 31, 2005, an increase of $196.8 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ revenues for the three months ended March 31, 2006 were $196.8 million. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Cost of Services

Our cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. Cost of services for the three months ended March 31, 2006 increased to $72.5 million from $0.1 million for the three months ended March 31, 2005, an increase of $72.4 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ cost of services for the three months ended March 31, 2006 was $72.5 million. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Cost of Hardware Products Sold

Our cost of hardware products sold relates primarily to the cost of direct materials and subsystems (i.e. antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products, and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold for the three months ended March 31, 2006 was $73.7 million. We had no cost of hardware products sold in the three months ended March 31, 2005, as we did not sell hardware products prior to our acquisition of HNS. HNS’ cost of hardware products sold for the three months ended March 31, 2006 was $73.7 million. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Research and Development

Research and development expenses relate to costs associated with engineering support for existing platforms and development efforts to build new products and software applications relating to our business. Research and development costs consist primarily of the salaries of certain members of our engineering staff burdened with an applied overhead charge as well as subcontractors, material purchases and other direct costs in support of product developments. Research and development expense for the three months ended March 31, 2006 was $7.9 million. We had no research and development expense prior to the January 1, 2006 acquisition of HNS. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs, as well as other subscriber acquisition costs related to our Consumer/SMB business. Sales and marketing expense for the three months ended March 31, 2006 was $19.7 million. We had no sales and marketing expense prior to the January 1, 2006 acquisition of HNS. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

General and Administrative

General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended March 31, 2006 increased to $15.3 million from $2.2 million for the three months ended March 31, 2005, an increase of $13.1 million. This increase relates primarily to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ general and administrative expenses for the three months ended March 31, 2006 were $13.0 million. See “—(b) Hughes Network Systems, LLC” for a comparison of HNS’ results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $1.1 million in the three months ended March 31, 2006. We had no intangible assets prior to the January 1, 2006 acquisition of HNS.

Interest Expense

Interest expense was $11.1 million for the three months ended March 31, 2006. We had no interest expense in the prior year. Interest expense during the three months ended March 31, 2006 consists of $9.4 million of interest on debt incurred by HNS and $1.7 million of interest paid to Apollo in connection with the $100.0 million loan from Apollo to finance the January 2006 Acquisition.

Equity in Loss of Mobile Satellite Ventures LP

For the three months ended March 31, 2006 and 2005, we recorded expense of $1.5 million and $4.6 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. Our share of the loss in the three months ended March 31, 2006 is our proportionate share through the date of the Distribution, as we distributed our interest in the MSV Joint Venture to SkyTerra on that date.

Other Income, Net

For the three months ended March 31, 2006 and 2005, we recorded other income, net of $1.4 million and $0.1 million, respectively, an improvement of $1.3 million. The improvement is primarily attributable to an increase of $0.7 million in interest income earned on the cash acquired in the January 2006 Acquisition and a charge of $1.2 million recorded in the three months ended March 31, 2005 relating to the impairment of Navigauge. These improvements were partially offset by a $0.5 million decrease in the elimination of the minority interest share of equity investment losses.

Income Tax Expense

For the three months ended March 31, 2006, we recorded income tax expense of $51.3 million. For the three months ended March 31, 2005, no income tax benefit was recorded on our net loss before income taxes for that period as we were maintaining a full valuation allowance on our deferred tax assets at that time. During the year ended December 31, 2005, we recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance for the net operating and capital loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution, which did not qualify as a tax-free spin-off. The $51.3 million of income tax expense recorded in the three months ended March 31, 2006 consisted of a $50.3 million reversal of the previously established deferred tax asset, $0.5 million in estimated state taxes payable, and $0.5 million in estimated foreign taxes payable by our international subsidiaries.

Loss from Discontinued Operations

For the three months ended March 31, 2006, we recognized a loss from operations of AfriHUB for the period prior to the sale of approximately $42,000. For the three months ended March 31, 2005, we recognized a loss from operations of AfriHUB of $0.5 million.

Gain on Sale of Discontinued Operations

During the three months ended March 31, 2006, we recognized a gain of $0.2 million on the February 20, 2006 sale of AfriHUB.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

For the three months ended March 31, 2006 and 2005, we recorded dividends and accretion of $1.5 million and $2.5 million, respectively, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. The amount recorded in the three months ended March 31, 2006 represents the amount recognized through the date of the Distribution.

Liquidity and Capital Resources

We had $105.4 million in cash, cash equivalents and short-term investments as of March 31, 2006. Upon a change of control of SkyTerra, the balance of the approximately $12 million in cash and short-term investments retained by SkyTerra in the Distribution, if any, will be transferred to us from SkyTerra.

Cash used in operating activities for the three months ended March 31, 2006 increased to $14.9 million from $2.5 million for the three months ended March 31, 2005, an increase of $12.4 million, and resulted primarily from the change in operating assets and liabilities.

Cash (used in) provided by investing activities for the three months ended March 31, 2006 decreased to a use of $2.0 million from a source of $27.0 million for the three months ended March 31, 2005. The net use of cash in the three month period ended March 31, 2006 resulted primarily from the $11.4 million used to purchase property and equipment and the $4.6 million used for capitalized software expenditures. Partially offsetting these uses was a $12.9 million source of cash related primarily to the acquisition of the remaining 50% of the Class A membership interests of HNS. The total cash purchase price for the remaining 50% of HNS’ Class A membership interests was $100.5 million. At the date of purchase, HNS had cash of $113.3 million. For the three months ended March 31, 2005, cash provided by investing activities relates primarily to the net proceeds received on the sale of short-term investments.

Capital expenditures for the three months ended March 31, 2005 and 2006 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2006	Increase
Capital expenditures
SPACEWAY program	$—	$3,781	$3,781
VSAT operating lease hardware	—	—	—
Capitalized software	—	4,562	4,562
Other capital expenditures—VSAT	—	5,003	5,003
Capital expenditures—other	9	2,570	2,561

Total capital expenditures	$9	$15,916	$15,907

Cash provided by (used in) financing activities increased to a source of $84.6 million for the three months ended March 31, 2006 from a use of $1.3 million for the three months ended March 31, 2005. Cash provided by financing activities in the three months ended March 31, 2006 consisted primarily of $100.0 million of cash borrowed from Apollo in connection with the acquisition of HNS. The loan was repaid with the proceeds of the $100.0 million rights offering completed during the three months ended March 31, 2006. These proceeds were partially offset by a net repayment of long-term debt of $5.8 million.

Future Liquidity Requirements

We are significantly leveraged primarily as a result of the HNS debt. We expect that our principal future liquidity requirements will be for working capital, HNS’ debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. Pursuant to the April 2005 Acquisition, HNS incurred $325.0 million of term indebtedness with a floating interest rate and obtained a $50.0 million revolving credit facility which was undrawn at March 31, 2006. The $325.0 million was comprised of a first lien credit facility of $275.0 million and a second lien credit facility of $50.0 million. At March 31, 2006, the interest rate with respect to outstanding borrowings under the first lien credit facility was 8.375% per annum and the interest rate with respect to outstanding borrowings under the second lien credit facility was 12.625% per annum. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. At March 31, 2006, HNS has issued letters of credit totaling $13.4 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility at March 31, 2006 was $36.6 million.

On April 13, 2006, HNS, along with HNS Finance Corp. as co-issuer, issued $450.0 million aggregate principal amount of 9 1/2% senior notes due 2014 (the “Senior Notes”) in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of other HNS subsidiary guarantors, including the indebtedness under HNS’ revolving credit facility. A portion of the net proceeds of the offering were used to repay the $325.0 million of term indebtedness. The remainder is available to HNS for general corporate purposes. In connection with the offering, HNS amended its $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act.

The agreements governing the amended revolving credit facility and Senior Notes require HNS to comply with certain affirmative and negative covenants, for as long as there is any debt balance outstanding under the amended revolving credit facility and the Senior Notes are outstanding. Affirmative covenants under the amended revolving credit facility include items such as preserving its businesses and properties, maintaining insurance over its assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agents its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, reports setting forth litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Negative covenants under the amended revolving credit facility include limitations on amendments or modifications to indebtedness. Negative covenants contained in the indenture governing the Senior Notes include limitations on HNS’ ability and/or certain of its subsidiaries’ ability to incur additional indebtedness, issue redeemable stock and subsidiary preferred stock, incur liens, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from HNS’ subsidiaries, sell assets and capital stock of HNS’ subsidiaries, enter into certain transactions with affiliates, consolidate or merge with or into, or sell substantially all of its assets to, another person, and enter into new lines of business.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our revolving credit facility will enable us to meet our working capital, capital expenditure, including construction costs for SPACEWAY, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under HNS’ debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control.

Commitments and Contingencies

In 2002, the Department of Revenue Intelligence (“DRI”) in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd. (“HTIL”) relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments were the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. (“TTML”) after the Tata Group purchased its equity interest in December 2003, was the principal party of interest in this action. HNS, together with the other named suppliers, was potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS had been found to have aided HTIL in avoiding duty. In connection with its sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. The parties filed replies to the DRI’s allegations and after a series of hearings the Office of the Settlement Commission recently issued a final order closing the case with no liability for the Company.

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

We are also involved in various claims and lawsuits arising in the normal conduct of its business. Our management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on our consolidated financial position, results of operations, cash flows or ability to conduct our business.

Off-Balance Sheet Arrangements

We are required to issue standby letters of credit and bonds primarily to support certain sales of our equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds expire typically when the warranty expires, generally one year after the installation of the equipment.

As of March 31, 2006, $28.3 million of our contractual obligations to customers and other statutory/governmental agencies were secured by letters of credit issued through our and our subsidiaries’ credit facilities. Of this amount, $13.4 million were issued under HNS’ $50.0 million revolving credit facility, $4.9 million were secured by restricted cash, and the balance was secured by letters of credit issued under credit arrangements available to our Indian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of our hardware sales occurs in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin No. 43 (“ARB 43”) Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for HNS for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on our results of operations or financial position.

We adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the requisite service period, usually the vesting period, of the award. We adopted SFAS No. 123R using the modified prospective method, whereby compensation expense is recognized for all awards issued or modified subsequent to the effective date, as well as for awards granted to employees prior to the effective date that are unvested on the effective date. The adoption of SFAS No. 123R had no material impact on our results of operations or financial position. Until December 31, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations in accounting for employee stock options as allowed pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for HNS for accounting changes made on or after January 1, 2006; however the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material impact on our results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”), an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our results of operations or financial position.

(b) Hughes Network Systems, LLC

The following discussion and analysis of HNS’ financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding HNS’ capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent HNS’ expectations or beliefs concerning future events. HNS urges you to consider that statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect HNS’ current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, HNS’ actual results could differ materially from those anticipated in the forward-looking statement, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements, and the differences could be substantial. HNS disclaims any obligation to update these forward-looking statements, or disclose any difference between its actual results and those reflected in these statements. Although HNS believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements HNS makes in this report are reasonable, HNS can give no assurance that such plans, intentions or expectations will be achieved.

Executive Overview

HNS is the world’s leading provider of broadband satellite network equipment and services to the very small aperture terminal (“VSAT”) enterprise market and the largest satellite Internet access provider to the North American consumer/small and medium businesses (“SMB”) market. According to the 2005 COMSYS VSAT Report, HNS had a worldwide market share of 55% in 2004, as measured by terminals shipped. HNS offers highly customized services and products that help its customers meet their unique needs for data, voice and video communications, typically across geographically dispersed locations. HNS invented VSATs in 1983 and has been a leader in commercializing satellite communications since then, achieving extensive depth and experience in the operation of satellite-based data, voice and video networks. A VSAT system uses satellite data communications technology to provide broadband connectivity to one or more fixed locations on the ground. HNS provides or enables a variety of network equipment and services for uses such as private networking, Intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large enterprises. HNS is a leading provider to these end markets and serves large companies, many of which are Fortune 1000 companies. Over the past 20 years, HNS has shipped more than one million satellite terminals to customers in over 100 countries, either directly or through its subsidiaries and international joint ventures. HNS is the largest satellite broadband Internet access provider to Consumers and SMBs in North America with an 83% market share in 2004 based on terminals shipped, according to the 2005 annual VSAT industry report prepared by COMSYS, and had approximately 291,600 subscribers as of March 31, 2006. For the three months ended March 31, 2006, HNS generated revenue of $196.8 million and net income of $0.2 million. For the year ended December 31, 2005, HNS generated revenue of $806.9 million and net income of $24.0 million.

HNS’ leading network solutions best support enterprise networks that consist of geographically dispersed sites communicating with a single central data center or access point with a need for highly secure and reliable service availability. In addition, due to the shared nature of its satellite communications resource, its networks provide very attractive economics for multi-site applications that have varying levels of traffic requirements at any one site. HNS maintains its market leadership positions by offering large enterprises a customizable and complete turnkey solution, including managed network services, program management, installation, training and support services. HNS also targets the expanding SMB markets, which HNS believes are growth areas for it, by packaging access, network and hosted services normally reserved for large enterprises into a comprehensive solution. In some markets, most notably in North America, services are delivered using not only satellite transport platforms, but also using terrestrial transport platforms such as DSL and frame relay. Its extensive experience in product development and service delivery yields quality and reliability for its enterprise customers, which include leaders in the automotive, energy, financial, hospitality, retail and services industries. Its large enterprise customers typically enter into long-term contracts with us with an average length of three to five years. HNS has maintained ongoing contractual relationships with some of its enterprise customers for over 15 years.

On April 22, 2005, SkyTerra Communications, Inc. (“SkyTerra”) acquired 50% of HNS’ Class A membership interests for $50.0 million and 300,000 shares of SkyTerra common stock from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member. SkyTerra contributed these interests to Hughes Communications, Inc. (“HCI”) on December 31, 2005. The events of April 22, 2005 are referred to herein as “the April 2005 Acquisition.”

On January 1, 2006, HCI consummated the purchase (the “January 2006 Acquisition”) from DTV Networks of the remaining 50% of the Class A membership interests for a purchase price of $100.0 million, and became HNS’ managing member. As a result of the January 2006 Acquisition, HCI now own 100% of the Class A membership interests of HNS. As of January 1, 2006, HCI’s consolidated financial statements include the results of HNS and its controlled, majority-owned subsidiaries and the bases of HNS’ assets and liabilities have been adjusted to their fair values.

Effects of Strategic Initiatives on Results of Operations

For the three months ended March 31, 2006, HNS generated net income of $0.2 million and for the three months ended March 31, 2005, HNS generated a net loss of $14.4 million. HNS expects continued improvements in its operating results due to its continuing significant investments in technology, the further development and expansion of its consumer/SMB VSAT business and the launch of its SPACWAY satellite and commencement of operations on its SPACEWAY network.

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

HNS incurred significant costs in connection with the launch of its Consumer/SMB service offering, including purchasing substantial amounts of transponder capacity, and incurred substantial subscriber acquisition costs related to hardware and associated marketing costs. HNS’ Consumer/SMB business has reached critical mass by developing a customer base of approximately 291,600 subscribers as of March 31, 2006 and generated revenues of $69.8 million in the first quarter of 2006.

SPACEWAY. As part of its drive for less costly and more efficient technological solutions, HNS plans to launch its next generation SPACEWAY 3 satellite in early 2007 and introduce service in North America on SPACEWAY’s network later in 2007. With SPACEWAY, HNS will be able to offer its customers faster communication rates and expects to reduce its operating costs substantially through the reduction of third-party satellite capacity expense. By utilizing Ka-band frequency and SPACEWAY’s onboard processing capabilities, HNS anticipates that SPACEWAY will enable HNS to significantly expand its business by migrating new and renewing enterprise and Consumer/SMB VSAT customers onto its SPACEWAY platform and by increasing its addressable market in the enterprise and Consumer/SMB markets by offering such things as mesh connectivity, frame relay and T-1 alternatives and other services. Approximately $1.9 billion has been invested in the SPACEWAY project to date. As of March 31, 2006, HNS has budgeted an additional $118.6 million to complete the construction and launch of SPACEWAY 3. This estimate includes an estimate of the cost to procure launch insurance.

Factors Affecting HNS’ Results of Operations

Relationship with DIRECTV. Until April 22, 2005, HNS operated as a business of DIRECTV. Accordingly, DIRECTV provided it with various support services that it now provides for itself such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance. The costs of the services performed by DIRECTV for HNS and the allocation of employee benefit program costs for its employees reflected in the financial statements amounted to $9.4 million in the three months ended March 31, 2005.

In connection with the April 2005 Acquisition, HNS entered into a transition services agreement with DIRECTV pursuant to which DIRECTV provided certain transitional services to support the conduct of its business. These services included assisting in the implementation of its benefit program plans and arrangements, and enabling its employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. HNS also entered into a SPACEWAY services agreement pursuant to which HNS and DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. During the three months ended March 31, 2006, HNS recognized revenue of $1.8 million under this contract.

In addition, DIRECTV and its affiliates have been HNS’ customers and have also served as its vendors in certain cases. HNS expects that these relationships will continue now that the January 2006 Acquisition has been consummated. Since the consummation of the January 2006 Acquisition, HNS is no longer able to rely on DIRECTV’s financial support and its creditworthiness. DIRECTV invested substantial amounts in HNS to fund its strategic investments and operating losses. In addition, prior to the April 2005 Acquisition, HNS participated in a centralized cash management system of DIRECTV, wherein cash receipts were transferred to and cash disbursements were funded by DIRECTV on a daily basis.

For the three months ended March 31, 2005 and 2006, the purchase of equipment and services and the allocation of the cost of employee benefits from DIRECTV and its subsidiaries or affiliates were $16.6 million and $0.4 million, respectively. For the three months ended March 31, 2005 and 2006, the products and service revenues from DIRECTV and its subsidiaries and affiliates were $0.7 million and $1.8 million, respectively.

Customer Equipment Financing Arrangements. In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, HNS enters into long term operating leases (generally three to five years) with the customer for the use of the VSAT hardware installed at the customer’s facilities. Historically, HNS had an arrangement with a third party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, HNS retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, HNS did not recognize a sale of the equipment at the time of such transactions since HNS retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, HNS has received nominal claims from certain customers for Non-Performance Events, but HNS has not been required to make any indemnification payments for a Non-Performance Event. HNS does not maintain a reserve for a Non-Performance Event as HNS believes the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given its ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which HNS had a continuing obligation to perform, HNS received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from its customers for the installed equipment used to provide services to the customers. At such time, HNS then recognized a liability to the financial institution, which HNS refers to as VSAT hardware financing, which is reflected in its financial statements as debt. The amount of the debt recorded initially is the proceeds received from Alpine, which is equivalent to the selling price of the installed equipment used to provide services to the customer. HNS records interest expense on a month-to-month basis relating to the VSAT hardware financing. HNS structured these lease arrangements such that amounts HNS receives from its customers under their customer service agreements provide us with the funds necessary to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as HNS recognizes revenue from its customers under their contracts with it, HNS also records interest expense and records a reduction of the VSAT hardware financing liability as payments are made to the financing institutions. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract (generally three to five years), not at inception of the lease. Upon entering into these leases for which HNS had a continuing obligation to perform, HNS capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, HNS entered into a new arrangement with the third party financial institution. For new leases entered into under this arrangement, HNS does not have a continuing obligation to perform in the event of a Non—Performance Event. For these arrangements in which HNS does not have a continuing obligation to perform, HNS receives cash from the financial institution and records a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, for these arrangements, HNS records revenue upon the sale instead of on a monthly basis over the term of the operating lease and HNS expenses as an element of cost of hardware products sold, rather than capitalize, the cost of the hardware.

During the three months ended March 31, 2006, HNS sold approximately $0.4 million of new hardware under the terms of the new arrangements in which HNS does not have a continuing obligation to perform. The amount of new lease contracts entered into in the three months ended March 31, 2006 and in 2005 in general is significantly lower than 2004 and prior periods. In subsequent periods in situations in which HNS leases its VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation. However, as explained above, 2006 and future period results will also be impacted by the accounting treatment for leases in which HNS does have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for its customer equipment sales depending on whether HNS does or does not have a continuing obligation to perform under the associated equipment financing lease. HNS’ revenues, cost of hardware products sold, interest expense, operating income and VSAT hardware financing in future periods may not be comparable to historical results due to the different accounting treatment described in this section.

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

Telecom Systems Businesses. HNS also operates Mobile Satellite Systems and Terrestrial Microwave businesses. The Mobile Satellite Systems business provides its customers turnkey satellite ground segment systems for voice, data and fax services. Its Terrestrial Microwave business consists of a broadband family of products for point-to-multipoint microwave radio network systems that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. In 2005, HNS completed certain significant contracts in the Mobile Satellite Systems business. Accordingly, revenues from this business have declined. However, at the end of 2005, HNS entered into new projects that will provide incremental revenue in 2006. HNS does not believe that either business requires substantial operating cash or capital expenditures.

Key Business Metrics

Business Segments. HNS divides its businesses into two distinct segments—its VSAT business and its Telecom Systems businesses. Its VSAT business is further divided into three distinct business lines organized along its key end markets—the North American Network Equipment and Services business, the International Network Equipment and Services business and the Consumer/SMB business. Its Telecom Systems businesses consist of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of its services and products across its business lines, HNS is able to leverage its expertise and resources within its various operating units to yield significant cost efficiencies.

Revenue. HNS generates revenues from the sale and lease of hardware and the provision of services. In its VSAT business, HNS generates revenues from both services and hardware while in its Telecom Systems businesses HNS generates revenues only from hardware. Many of its large enterprise VSAT customers who purchase equipment separately operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for its VSAT services vary in length depending on the customer’s requirements.

Services. HNS’ services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, satellite capacity and multicast broadcast services. HNS’ services are offered on a contractual basis, which vary in length based on the particular end market. HNS’ typical large enterprise customer enters into service contracts with a three- to five-year duration; its Consumer/SMB customers typically enter into 15-month or two-year contracts. HNS’ services are billed and the revenue recognized on a monthly per site basis. HNS’ service offerings for its customers who receive services from its shared hub operations include the following:

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

HNS also provides specialized equipment to the Mobile Satellite Systems and Terrestrial Microwave industries. Through large multi-year contracts, HNS develops and supplies turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services. HNS also supplies microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, or CLECs, use its equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting its revenue. The following table presents HNS’ revenues by end market for the three months ended March 31, 2005 and 2006, respectively:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2006
North American Network Equipment and Services	$63,860	$68,344
Consumer/SMB	58,370	69,777
International Network Equipment and Services	38,654	43,187

Total VSAT	160,884	181,308

Mobile Satellite Systems	13,798	11,750
Terrestrial Microwave	3,549	3,734

Total Telecom Systems	17,347	15,484

Total revenues	$178,231	$196,792

Revenue from HNS’ North American Network Equipment and Services customers increased from the three months ended March 31, 2005 to the three months ended March 31, 2006 primarily due to an increase in hardware sales to a single customer.

HNS’ Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed HNS to meet the broadband Internet access needs of its customers. HNS’ Consumer/SMB subscriber base has grown from approximately 239,100 subscribers at March 31, 2005 to approximately 291,600 subscribers at March 31, 2006. During that same time period, average revenue per unit (“ARPU”) has increased from approximately $59 for the three months ended March 31, 2005 to approximately $60 for the three months ended March 31, 2006. Revenue growth in the Consumer/SMB market has been driven by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ IP-based broadband access needs and (ii) enhancement in the performance capabilities of the service offering. However, as the composition of the VSAT customer base shifts to consist of more Consumer/SMB customers and equipment prices decline to remain competitive with terrestrial alternatives, HNS believes that this will continue to result in downward pressure on service fees.

In the three months ended March 31, 2006, HNS experienced an increase in revenues from its International Network Equipment and Services business compared to the same period in 2005, fueled by growth in both the rural telephony and education sectors. HNS expects that future revenue growth will be driven by the service business in emerging countries where there is a lack of basic infrastructure.

HNS has also benefited from its long-term contracts with large enterprise customers who contract for integrated network services; however, growth in this area is dependent on the timing of the large multi-year awards from these customers. Additionally, in response to increasingly complex customer requirements, HNS has begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions, in its managed network service offerings. Its margins with respect to the terrestrial components of such offerings may be lower than that of the satellite-based component because HNS is acting as a reseller of the terrestrial components. HNS continues to focus its efforts on development and delivery of products and services to customers that improve the service capabilities (i.e., speed, throughput, and reliability) at competitive prices. In addition, in mid-2005, HNS introduced its next generation VSAT terminals, the DW7000 series (renamed HN7000 in 2006), which HNS believes expands its market opportunities because of the product’s higher transmission rates and lower costs.

HNS’ Mobile Satellite Systems revenues declined from the three months ended March 31, 2005 to the comparable period in 2006, as certain large contracts and other programs were either completed or neared completion. However, HNS expects that its Mobile Satellite Systems revenues will grow in 2006 due to two new projects awarded in the fourth quarter of 2005 involving the development of ground based beam forming technology. HNS is also actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. HNS believes that this area is the growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications, and provides us with opportunities for expansion in its Mobile Satellite Systems business. HNS’ Terrestrial Microwave revenues increased slightly from the three months ended March 31, 2005 to the comparable period in 2006 and it is anticipated that these revenues will fluctuate as HNS pursues revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Cost of Services. HNS’ cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage its network operations and other project areas. These costs, except for satellite capacity leases and customer care costs, which are dependent on the number of customers served, have remained relatively constant from the three months ended March 31, 2005 to the comparable period in 2006 despite increasing traffic on its network as HNS has been able to consolidate certain components of its network. In addition, the migration to a single, upgraded platform for its Consumer/SMB and North American Network Equipment and Services businesses has enabled HNS to leverage its satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, satellite capacity has not been a limiting factor in growing the VSAT service business. Satellite capacity is typically sold under long-term contracts by its fixed satellite service (“FSS”) providers, and HNS is continually evaluating the need to secure additional capacity with sufficient lead time to permit it to provide reliable service to its customers. If any anomalies occur with a satellite upon which HNS leases transponder space, HNS could experience a disruption of service. Certain anomalies occurred in 2002, 2004 and 2005 but HNS was able to provide acceptable service according to the terms of its contracts. Any future anomalies could cause disruptions that lead to increased costs to reposition antennas or in the event of total failure, cause a contract to terminate. Many of its contracts with FSS providers contain remedies that provide funds that allow HNS to partially offset any damages it may owe to its customers resulting from such disruptions of service.

Cost of Hardware Products Sold. HNS outsources a significant portion of the manufacturing of its hardware for both its VSAT and Telecom Systems businesses to third-party contract manufacturers. Its cost of hardware relates primarily to the cost of direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of its products, and other items of indirect overhead incurred in the procurement and production process. As it relates to its Mobile Satellite Systems business, cost of hardware includes certain engineering costs related to the design of a particular project. In addition, certain software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to VSAT operating leases assigned to financial institutions in which HNS retains a continuing obligation, cost of hardware products sold includes the depreciation of installed equipment under VSAT operating leases over the life of the lease. Under the terms of the new arrangements in which HNS does not have a continuing obligation to perform, its cost of hardware products sold per unit of equipment sold will initially be higher compared to the arrangement in which HNS does have a continuing obligation to perform because HNS will recognize the entire cost upon the transfer of title instead of depreciating the cost over the term of the contract. See “—Factors Affecting HNS’ Results of Operations—Customer Equipment Financing Arrangements.” As HNS has developed new product offerings, it has reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with HNS’ Consumer/SMB business and are comprised of three elements: the cost of hardware and related installation, sales and marketing expense, and dealer and customer service representative commissions on new installations/activations. The cost of hardware, including installation, is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of subscriber acquisition costs related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Research and Development. Research and development expenses relate to costs associated with the engineering support for existing platforms and development efforts to build new products and software applications. Research and development costs consist primarily of the salaries of certain members of HNS’ engineering staff burdened with an applied overhead charge. In addition, HNS incurs other costs for subcontractors, material purchases and other direct costs in support of product developments.

Sales and Marketing. Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of HNS’ direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs, as well as other subscriber acquisition costs related to its Consumer/SMB business. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense. The portion of subscriber acquisition costs related to sales and marketing is expensed as incurred.

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

As consideration for the sale to HNS of DTV Networks’ assets and liabilities, HNS paid DTV Networks $190.7 million in cash, subject to adjustment based principally upon the value of its working capital. SkyTerra then purchased 50% of HNS’ equity interests from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra common stock, valued at $16.35 per share on December 3, 2004. Upon consummation of the January 2006 Acquisition, HNS paid DTV Networks $10.0 million to resolve working capital and other purchase price adjustments. Pursuant to the terms of the April 2005 Acquisition, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds. HNS has recorded a liability for the estimated amount HNS may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Upon the consummation of the April 2005 Acquisition, HNS reimbursed both SkyTerra and DIRECTV for all incurred costs, fees and expenses in connection with the transaction.

As part of the April 2005 Acquisition, HNS incurred substantial debt, which has resulted in a significant increase in its interest expense. Payments required to service this indebtedness have substantially increased its liquidity requirements as compared to prior years. For more information regarding its debt structure, see “—Liquidity and Capital Resources.”

HNS has completed various cost-saving initiatives that were implemented following the closing of the April 2005 Acquisition. Such initiatives include workforce reductions and changes in its SPACEWAY operating costs given the realignment of the SPACEWAY project announced in the third quarter of 2004. The realignment of the SPACEWAY project was due both to the distribution of the first two satellites to DIRECTV and also the effective completion of the development phase of the project. This has resulted in the reduction of labor directly associated with the project and also a significant reduction of support personnel and fixed costs that are no longer required.

Prior to the April 2005 Acquisition, HNS received certain corporate services provided by DIRECTV (including tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance) and its employees participated in certain DIRECTV-sponsored employee benefit programs. Subsequent to April 22, 2005, HNS has been providing most of these services for itself. Its cost for providing these services has not exceeded the amount previously charged by DIRECTV. The costs of the services performed by DIRECTV for HNS and the allocation of employee benefit program costs for its employees reflected in the financial statements amounted to $9.4 million in the three months ended March 31, 2005.

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

To give effect to the January 2006 Acquisition, HNS’ assets and liabilities were adjusted to estimated fair value in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This adjustment resulted in the following changes to HNS’ assets and liabilities as of January 1, 2006 (dollars in thousands):

Increase in assets acquired	$19,506
Increase in liabilities assumed	(8,316)

Increase in net assets acquired	$11,190

Results of Operations for the Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Reflected below is a summary comparison of operating costs and expenses as a percentage of total revenues:

Costs as a Percentage of Total Revenues Three Months Ended March 31, 2005 and 2006

(Dollars in thousands)	Three Months Ended March 31, 2005	Percent of Total Revenues	Three Months Ended March 31, 2006	Percent of Total Revenues
Revenues:
Services	$96,840	54%	$105,234	53%
Hardware sales	81,391	46%	91,558	47%

Total revenues	178,231	100%	196,792	100%

Operating costs and expenses:
Cost of services	69,954	39%	72,451	37%
Cost of hardware products sold	67,183	38%	73,672	37%
Research and development	15,464	9%	7,937	4%
Sales and marketing	20,828	12%	19,705	10%
General and administrative	18,553	10%	12,972	7%
Amortization of intangibles	—	—	1,067	1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table presents HNS’ revenues for the three months ended March 31, 2005 and 2006, and the increase or decrease and percentage change between the periods presented:

	Three Months Ended March 31,		Increase (decrease)	Percentage change
(Dollars in thousands)	2005	2006
Revenues:
Services	$96,840	$105,234	$8,394	9%
Hardware sales	81,391	91,558	10,167	12%

Total revenues	$178,231	$196,792	$18,561	10%

Revenue by end markets:
North American Network Equipment and Services	$63,860	$68,344	$4,484	7%
Consumer/SMB	58,370	69,777	11,407	20%
International Network Equipment and Services	38,654	43,187	4,533	12%

Total VSAT	160,884	181,308	20,424	13%

Mobile Satellite Systems	13,798	11,750	(2,048)	(15)%
Terrestrial Microwave	3,549	3,734	185	5%

Total Telecom Systems	17,347	15,484	(1,863)	(11)%

Total revenues	$178,231	$196,792	$18,561	10%

Services Revenue

Substantially all of HNS’ services revenue is generated by its VSAT business. For the three months ended March 31, 2006, services revenue increased by $8.4 million, or 8.7%, to $105.2 million from $96.8 million for the three months ended March 31, 2005. This increase is due primarily to revenue increases in its Consumer/SMB business. Consumer/SMB service revenue increased by $9.4 million due to increases in its subscriber base and ARPU. HNS’ total subscriber base increased from approximately 239,100 at March 31, 2005 to approximately 291,600 at March 31, 2006. ARPU increased slightly from $59 for the three months ended March 31, 2005 to $60 for the three months ended March 31, 2006. Services revenue in HNS’ North American Network Equipment and Services business decreased by $1.2 million due primarily to the expiration of one large customer contract, offset by a $1.1 million increase in revenue from the three months ended March 31, 2005 to the three months ended March 31, 2006 of revenue associated with the SPACEWAY services agreement with DIRECTV, which revenue HNS does not expect will recur in future periods.

Hardware Sales Revenue

For the three months ended March 31, 2006, hardware sales revenue increased by $10.2 million, or 12.5%, to $91.6 million from $81.4 million for the three months ended March 31, 2005.

VSAT. For the three months ended March 31, 2006, VSAT hardware sales revenue increased by $12.2 million to $76.5 million from $64.3 million for the three months ended March 31, 2005. Hardware sales revenue from HNS’ North American Network Equipment and Services customers increased by $5.7 million primarily due to $5.6 million of equipment sales to a single customer in the first quarter of 2006. Hardware sales revenue from HNS’ Consumer/SMB customers increased by $2.0 million as HNS continued to add new Consumer/SMB Internet subscribers and sell additional hardware to upgrade subscribers to the DW7000 (renamed HN7000) products. In addition, International Network Equipment and Services hardware sales revenue increased by $4.5 million primarily due to additional hardware sales globally to independent service providers.

Telecom Systems. For the three months ended March 31, 2006, hardware sales revenue from HNS’ Telecom Systems businesses decreased by $2.0 million, or 11.7%, to $15.1 million from $17.1 million for the three months ended March 31, 2005. The decrease is primarily related to the completion of deliverables on a contract with a large mobile satellite operator in the United Arab Emirates which accounted for $7.9 million, offset by the start of development activities on two new mobile satellite projects awarded in the fourth quarter of 2005. These new projects employ the development of ground-based beam forming (“GBBF”) technology and account for a $5.9 million increase in revenues.

Cost of Services

For the three months ended March 31, 2006, cost of services increased by $2.5 million, or 3.6%, to $72.5 million from $70.0 million for the three months ended March 31, 2005, although cost of services as a percentage of revenues decreased to 37% for the three months ended March 31, 2006 from 39% for the three months ended March 31, 2005. The increase in the cost of services was the result of the increased subscriber base in the Consumer/SMB business. This larger subscriber base resulted in an increase in satellite capacity lease expense of $4.5 million. This increase was partially offset by decreases in repair and maintenance costs of $1.0 million, a $0.3 million reduction in network operations center expenses and a reduction of depreciation expense of $0.7 million as a result of the impact of applying purchase accounting in accordance with SFAS No. 141.

Cost of Hardware Products Sold

For the three months ended March 31, 2006, cost of hardware products sold increased by $6.5 million, or 9.7%, to $73.7 million from $67.2 million for the three months ended March 31, 2005. Cost of hardware products sold as a percentage of revenues decreased to 37% for the three months ended March 31, 2006 from 38% for the three months ended March 31, 2005.

VSAT. For the VSAT segment, costs increased by $8.3 million or 15.3% to $62.7 million from $54.4 million. This increase was primarily attributable to increased hardware revenues of $12.2 million.

Telecom Systems. For the Telecom Systems segment, cost of hardware product sold decreased by $1.8 million, or 14.1%, to $11.0 million from $12.8 million. This decrease resulted primarily from $5.7 million in lower product costs and reduced project specific engineering efforts due to the completion of a contract with a large mobile satellite operator in the United Arab Emirates, offset by $3.5 million in increased engineering efforts related to the development of new GBBF projects.

Research and Development

For the three months ended March 31, 2006, research and development expense decreased by $7.6 million, or 49.0%, to $7.9 million from $15.5 million for the three months ended March 31, 2005. Research and development expense as a percentage of revenues also decreased, to 4% for the three months ended March 31, 2006 from 9% for the three months ended March 31, 2005. The decrease in research and development expense was due to an $8.1 million decrease in SPACEWAY research and development expenses resulting from an overall decrease in SPACEWAY expenditures as a result of DIRECTV’s decision to change the SPACEWAY business plan. This decrease was partially offset by increased spending in enhanced modem development as well as an increase in new development projects of $0.4 million.

Sales and Marketing

For the three months ended March 31, 2006, sales and marketing expense decreased by $1.1 million, or 5.3%, to $19.7 million from $20.8 million for the three months ended March 31, 2005. Sales and marketing expense as a percentage of revenues also decreased, to 10% for the three months ended March 31, 2006 from 12% for the three months ended March 31, 2005. The decrease in sales and marketing expense is due primarily to a $0.4 million decrease in advertising costs primarily related to the placement of advertisements and infomercials and a $0.6 million decrease in SPACEWAY marketing efforts due to headcount and other cost reductions attributable to DIRECTV’s decision that HNS would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated which resulted in a reduction in its efforts to introduce existing and prospective customers to the SPACEWAY technology.

General and Administrative

For the three months ended March 31, 2006, general and administrative expense decreased by $5.6 million, or 30.1%, to $13.0 million from $18.6 million for the three months ended March 31, 2005. General and administrative expense as a percentage of revenues also decreased, to 7% for the three months ended March 31, 2006 from 10% for the three months ended March 31, 2005. The decrease in general and administrative expense was primarily due to a $2.6 million decrease related to the termination of the DIRECTV long term incentive program in which HNS employees participated and for which costs were allocated by DIRECTV, a $1.9 million decrease related to charges in the three month period ended March 31, 2005 from DIRECTV for HNS employee participation in DIRECTV’s benefit plans and a $1.0 million decrease related to other costs previously allocated to HNS from DIRECTV.

Amortization of Intangibles

As a result of the January 2006 Acquisition, HNS has recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $1.1 million in the three months ended March 31, 2006. This was no amortization expense relating to intangible assets in the prior year. Amortization of intangibles as a percentage of revenue was 0.5% for the three months ended March 31, 2006.

Operating Income (Loss)

HNS generated operating income of $9.0 million in the three months ended March 31, 2006 compared to an operating loss of $13.8 million for the three months ended March 31, 2005. Operating income improved in the VSAT segment for the three months ended March 31, 2006, as a result of increased revenue primarily in the Consumer/SMB business coupled with product cost reductions related to the next generation VSAT terminal and operating expense reductions in the total VSAT business segment.

Interest Expense

Interest expense consists primarily of the gross interest costs HNS incurs related to its senior debt facilities, VSAT hardware financing, and various borrowings by its foreign subsidiaries. For the three months ended March 31, 2006, interest expense increased by $8.4 million to $9.4 million from $1.0 million for the three months ended March 31, 2005. This increase is due primarily to interest incurred on the $325.0 million of term indebtedness entered into in connection with the April 2005 Acquisition. Assuming that going forward HNS only enters into VSAT financing arrangements in which HNS does not have a continuing obligation to perform, in the remainder of 2006 its interest expense attributable to VSAT hardware financing will be lower than the 2005 amount. In April 2006, in connection with the issuance of the $450.0 million Senior Notes at a fixed interest rate of 9 1/2%, the $325.0 million of variable rate term indebtedness was repaid in full.

Other Income, Net

For the three months ended March 31, 2006, other income, net increased by $0.8 million to $1.1 million from $0.3 million for the three months ended March 31, 2005. The increase was primarily attributable to higher interest income of $0.9 million. Interest income increased due to the investment of funds borrowed in connection with the April 2005 Acquisition.

Liquidity and Capital Resources

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $35.9 million, or 76.2%, to $11.2 million for the three months ended March 31, 2006 from $47.1 million for the three months ended March 31, 2005. This decrease was due primarily to an improvement in cash flow from changes in operating assets and liabilities of $25.1 million and improvement in gross margin (revenues less costs of services and hardware), lower research and development costs, lower general and administrative expense, and lower sales and marketing expense, net of the decrease in depreciation and amortization totaling $19.7 million. Partially offsetting these decreases was an increase in interest expense of $8.4 million, primarily attributable to the additional debt incurred in connection with the April 2005 Acquisition.

For the three months ended March 31, 2006, net cash used in operating activities was principally comprised of $0.2 million net income, increased by $7.1 million of depreciation and amortization and $0.4 million of debt issuance cost amortization, partially offset by a reduction in cash flows from operating assets and liabilities of $18.9 million.

For the three months ended March 31, 2005, net cash used in operating activities was principally comprised of a $14.4 million net loss, increased by a decrease in cash flows from operating assets and liabilities of $44.0 million, partially offset by $11.3 million of depreciation and amortization.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities increased $0.1 million, or 0.6%, to $18.0 million for the three months ended March 31, 2006 from $17.9 million for the three months ended March 31, 2005. The increase relates primarily to the net purchase of $2.0 million in short-term marketable securities in 2006 and an increase in capitalized software expenditures of $2.0 million. Offsetting these uses of net cash flows was a $2.8 million decrease in capital expenditures for property, consisting principally of a decrease in the SPACEWAY program expenditures and VSAT operating lease hardware of $4.9 million which was partially offset by an increase in other capital expenditures of $2.1 million.

Capital expenditures for the three months ended March 31, 2005 and March 31, 2006 consists of the following:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2005	2006
Capital expenditures
SPACEWAY program	$8,000	$3,781	$(4,219)
VSAT operating lease hardware	2,237	—	(2,237)
Capitalized software	2,585	4,562	1,977
Other capital expenditures—VSAT	3,461	5,003	1,542
Capital expenditures—other	422	2,570	2,148

Total capital expenditures	$16,705	$15,916	$(789)

Net Cash Flows Provided by Financing Activities

Net cash (used in) provided by financing activities decreased $71.3 million to $6.8 million used in financing activities for the three months ended March 31, 2006 from $64.5 million provided by financing activities for the three months ended March 31, 2005. The decrease relates primarily to capital contributions from DTV Networks of $70.6 million in 2005, when HNS was still a wholly owned subsidiary, which did not occur in 2006.

Future Liquidity Requirements

HNS is significantly leveraged. HNS expects that its principal future liquidity requirements will be for working capital, debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. Pursuant to the April 2005 Acquisition, HNS incurred $325.0 million of term indebtedness with a floating interest rate and obtained a $50.0 million revolving credit facility which was undrawn at March 31, 2006. The $325.0 million was comprised of a first lien credit facility of $275.0 million and a second lien credit facility of $50.0 million. At March 31, 2006, the interest rate with respect to outstanding borrowings under the first lien credit facility was 8.375% per annum and the interest rate with respect to outstanding borrowings under the second lien credit facility was 12.625% per annum. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. At March 31, 2006, HNS has issued letters of credit totaling $13.4 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility at March 31, 2006 was $36.6 million.

On April 13, 2006, HNS, along with HNS Finance Corp. as co-issuer, issued $450.0 million aggregate principal amount of 9 1/2% senior notes due 2014 (the “Senior Notes”) in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of other HNS subsidiary guarantors, including the indebtedness under HNS’

revolving credit facility. A portion of the net proceeds of the offering were used to repay the $325.0 million of term indebtedness. The remainder is available to HNS for general corporate purposes. In connection with the offering, HNS amended its $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act.

The agreements governing the amended revolving credit facility and Senior Notes require HNS to comply with certain affirmative and negative covenants, for as long as there is any debt balance outstanding under the amended revolving credit facility and the Senior Notes are outstanding. Affirmative covenants under the amended revolving credit facility include items such as preserving its businesses and properties, maintaining insurance over its assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agents its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, reports setting forth litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Negative covenants under the amended revolving credit facility include limitations on amendments or modifications to indebtedness. Negative covenants contained in the indenture governing the Senior Notes include limitations on HNS’ ability and/or certain of its subsidiaries’ ability to incur additional indebtedness, issue redeemable stock and subsidiary preferred stock, incur liens, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from HNS’ subsidiaries, sell assets and capital stock of HNS’ subsidiaries, enter into certain transactions with affiliates, consolidate or merge with or into, or sell substantially all of its assets to, another person, and enter into new lines of business.

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

Commitments and Contingencies

In 2002, the Department of Revenue Intelligence (“DRI”) in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd. (“HTIL”) relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments were the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. (“TTML”) after the Tata Group purchased its equity interest in December 2003, was the principal party of interest in this action. HNS, together with the other named suppliers, was potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS had been found to have aided HTIL in avoiding duty. In connection with its sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. The parties filed replies to the DRI’s allegations and after a series of hearings the Office of the Settlement Commission recently issued a final order closing the case with no liability for the Company.

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

As of March 31, 2006, $28.3 million of HNS’ contractual obligations to customers and other statutory/governmental agencies were secured by letters of credit issued through its and its subsidiaries’ credit facilities. Of this amount, $13.4 million were issued under the $50.0 million revolving credit facility, $4.9 million were secured by restricted cash, and the balance was secured by letters of credit issued under credit arrangements available to its Indian subsidiaries. Certain of the letters of credit issued by its Indian subsidiaries are secured by those entities’ assets.

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

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin No. 43 (“ARB 43”) Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for HNS for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on HNS’ results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” a revision of SFAS No. 123 (“SFAS No. 123R”). SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective for HNS beginning on January 1, 2006 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As HNS previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R did not have a material impact on HNS’ results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial

Statements,” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for HNS for accounting changes made on or after January 1, 2006; however the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material impact on HNS’ results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”), an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. HNS does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

Item 3. Quantitative and Qualitative Information About Market Risk.

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

General

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of March 31, 2006, we had purchased foreign exchange contracts totaling $4.4 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at March 31, 2006. All forward exchange contracts expire by June 30, 2006. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $2.8 million as of March 31, 2006.

Interest Rate Risk

We have a significant amount of cash. We have invested this cash in short-term investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

The Senior Notes issued on April 13, 2006 are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. However, we are subject to fluctuating interest rates on certain other debt, which may adversely impact our consolidated results of operations and cash flows. We had outstanding variable rate borrowings of $325.4 million at March 31, 2006 of which $325.0 million was repaid in April 2006 with a portion of the proceeds of the fixed rate Senior Notes. As of March 31, 2006, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt, excluding the variable rate debt repaid in April 2006 would not be material.

Credit Risk

We are exposed to credit risk in the event of non-performance by the counterparties to our derivative financial instrument contracts. While we believe this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Commodity Price Risk

All of our products contain components whose base raw materials have undergone dramatic cost increases in the last six to 12 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. We have been successful in offsetting or mitigating our exposure to these raw material cost increases but if we are unable to mitigate future increases, this could have an adverse impact on our product costs. We are unable to predict the possible impact of changes in commodity prices.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, members of management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Subsequent to filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Office of the Settlement Commission of the Department of Revenue Intelligence (“DRI”) in India issued a final order closing the case brought by the DRI against HNS with no liability for HNS or the Company. Other than the foregoing, there were no material changes from the litigation previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.2	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.3	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.4	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006).

31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES COMMUNICATIONS, INC.

Date: May 15, 2006
/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.2	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.3	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan.*

10.4	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006).

31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.