Form 10-Q
period 2006-06-30
Hughes Communications, Inc.
filed 2006-08-11
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2006 was 18,811,455.

HUGHES COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$150,382	$21,964
Short-term investments	60,591	6,000
Receivables, net	176,356	47
Inventories, net	56,510	—
Prepaid expenses and other	50,552	2,773
Deferred income taxes	1,033	23,378
Asset held for sale	—	468

Total current assets	495,424	54,630

Property, net	277,768	18
Capitalized software costs, net	29,937	—
Intangible assets, net	32,343	—
Investment in Hughes Network Systems, LLC	—	75,282
Investment in Mobile Satellite Ventures LP	—	42,761
Deferred income taxes	954	26,956
Other assets	40,065	5,690

Total Assets	$876,491	$205,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$53,005	$2,380
Short term borrowings	25,998	—
Accrued liabilities	117,183	2,473
Due to affiliates	55	—
Liabilities held for sale	—	525

Total current liabilities	196,241	5,378

Long-term debt	468,637	—
Other long-term liabilities	11,076	—

Total liabilities	675,954	5,378

Commitments and contingencies
Minority interests	6,648	8,474
Series A Redeemable Convertible Preferred Stock, $0.01 par value, net of amortized discount of $28,194 at December 31, 2005	—	93,100
Stockholders’ Equity
Preferred stock, $0.001 par value. Authorized 1,000,000 shares, no shares issued and outstanding	—	—
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, issued 1,199,077 shares as Series A Redeemable Convertible Preferred Stock at December 31, 2005	—	—
Common stock, $0.001 par value. Authorized 64,000,000 shares; issued and outstanding 18,811,455 shares at June 30, 2006 and 4,365,988 shares at December 31, 2005	19	4
Non-voting common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 4,495,106 shares at December 31, 2005	—	45
Additional paid in capital	624,987	473,737
Accumulated deficit	(431,235)	(371,295)
Accumulated other comprehensive income (loss)	118	(4,106)

Total Stockholders’ Equity	193,889	98,385

Total Liabilities and Stockholders’ Equity	$876,491	$205,337

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Services	$107,726	$112	$213,042	$247
Hardware sales	100,935	—	192,493	—

Total Revenues	208,661	112	405,535	247

Operating Costs and Expenses
Cost of services	75,071	95	147,353	232
Cost of hardware products sold	89,159	—	163,018	—
Research and development	6,309	—	14,246	—
Sales and marketing	20,133	—	39,838	—
General and administrative	13,413	1,956	28,678	4,109
Amortization of intangibles	1,198	—	2,265	—

Total Operating Costs and Expenses	205,283	2,051	395,398	4,341

Operating income (loss)	3,378	(1,939)	10,137	(4,094)
Interest expense	(10,388)	—	(21,489)	—
Equity in earnings of Hughes Network Systems, LLC	—	6,523	—	6,523
Equity in loss of Mobile Satellite Ventures LP	—	(1,367)	(1,521)	(5,956)
Other income, net	3,114	772	4,556	857

(Loss) income before discontinued operations and taxes	(3,896)	3,989	(8,317)	(2,670)
Income tax expense	(500)	—	(51,821)	—

(Loss) income before discontinued operations	(4,396)	3,989	(60,138)	(2,670)
Loss from discontinued operations	—	(716)	(42)	(1,232)
Gain on sale of discontinued operations	—	—	240	—

Net (Loss) Income	(4,396)	3,273	(59,940)	(3,902)
Cumulative dividends and accretion of convertible preferred stock to liquidation value	—	(2,492)	(1,454)	(4,985)

Net (loss) income attributable to common stockholders	$(4,396)	$781	$(61,394)	$(8,887)

Basic (loss) earnings per common share:
Continuing operations	$(0.23)	$0.17	$(4.25)	$(0.87)
Discontinued operations	—	(0.08)	0.01	(0.14)

Net (loss) income per share	$(0.23)	$0.09	$(4.24)	$(1.01)

Diluted (loss) earnings per common share:
Continuing operations	$(0.23)	$0.16	$(4.25)	$(0.87)
Discontinued operations	—	(0.08)	0.01	(0.14)

Net (loss) income per share	$(0.23)	$0.08	$(4.24)	$(1.01)

Basic weighted average common shares outstanding	18,795,289	8,817,227	14,483,198	8,759,357

Diluted weighted average common shares outstanding	18,795,289	9,378,624	14,483,198	8,759,357

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(59,940)	$(3,902)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	42	1,232
Depreciation and amortization	17,216	14
Amortization of debt issuance cost	348	—
Equity plan compensation expense	1,510	726
Equity in earnings of Hughes Network Systems, LLC	—	(6,523)
Equity in losses of unconsolidated affiliates	1,806	5,956
Loss on investments in affiliates	—	1,642
Gain on disposal of assets	(222)	(49)
Deferred income taxes	48,347	—
Minority interest	(193)	(1,215)
Compensation for issuance of warrants by consolidated subsidiary	—	20
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	26,412	—
Inventories, net	17,241	—
Prepaid expenses and other	1,081	5,401
Deferred revenue	—	(21)
Accounts payable	(16,878)	(5,406)
Accrued liabilities and other	(21,711)	—

Net cash provided by (used in) continuing operations	15,059	(2,125)
Net cash used in discontinued operations	(9)	(748)

Net cash provided by (used in) Operating Activities	15,050	(2,873)

Cash Flows from Investing Activities
Purchase interest in HNS, LLC	—	(50,000)
Cash paid for investments in affiliates	—	(562)
Change in restricted cash	(506)	(3,060)
Net (purchases) sales of short-term investments	(44,091)	32,628
Expenditures for property	(37,950)	—
Proceeds from sale of property	155	74
Expenditures for capitalized software	(8,768)	—
Acquisitions/divestitures, net of cash received	12,870
Other, net	(54)	—

Net cash used in continuing operations	(78,344)	(20,920)
Net cash used in discontinued operations	—	(9)

Net cash used in Investing Activities	(78,344)	(20,929)

Cash Flows from Financing Activities
Net decrease in notes and loans payable	(1,261)	—
Debt borrowing from Apollo	100,000	—
Debt repayment to Apollo	(100,000)	—
Proceeds from rights offering	100,000	—
Distribution to SkyTerra	(8,911)
Payment of dividends on preferred stock	(1,394)	(2,788)
Proceeds from exercise of stock options and warrants	1,966	77
Long-term debt borrowings	453,944
Repayment of long-term debt	(341,603)
Debt issuance cost	(11,136)

Net cash provided by (used in) continuing operations	191,605	(2,711)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) Financing Activities	191,605	(2,711)

Effect of exchange rate changes on cash and cash equivalents	107	46

Net increase in cash and cash equivalents	128,418	(26,467)
Cash and cash equivalents at beginning of the period	21,964	34,759

Cash and cash equivalents at end of the period	$150,382	$8,292

Supplemental Cash Flow Information
Cash paid for interest	16,215	—
Cash paid for income taxes	3,213	—

Supplemental Non-Cash Disclosure
Net liability distributed to SkyTerra, net of cash	48,113	—

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Transactions

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company”) was formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. Through a series of transactions in 2005 and 2006, HCI acquired the businesses that it owned as of June 30, 2006. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.

•	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 24% on an undiluted basis.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

•	its ownership of 50% of the voting, or Class A, membership interests of Hughes Network Systems, LLC (“HNS”), and HCI became HNS’ managing member. SkyTerra acquired the 50% of HNS’ Class A membership units which it contributed to HCI on April 22, 2005 from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member at that time. The events of April 22, 2005 are referred to herein as “the April 2005 Transaction”;

•	its interests in Electronic System Products, Inc. (“ESP”);

•	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

•	certain minority investments, including SkyTerra’s interests in Navigauge, Inc. (“Navigauge”), Miraxis, LLC (“Miraxis”), Edmund Holdings, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

•	On January 1, 2006, HCI acquired the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash pursuant to the Membership Interest Purchase Agreement entered into by HCI, then a wholly owned subsidiary of SkyTerra, and DIRECTV on November 10, 2005 (the “November 2005 Agreement”). The events of January 1, 2006 are referred to herein as “the January 2006 Transaction.” As a result, as of January 1, 2006, HNS is a wholly owned subsidiary of HCI. HNS’ results from that date forward are consolidated by HCI, and the bases of HNS’ assets and liabilities were adjusted to their fair values (see Note 4).

•	On February 21, 2006, SkyTerra separated into two publicly owned companies (the “Distribution”): HCI and SkyTerra. To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of HCI common stock for each share of SkyTerra’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006). As the Distribution did not qualify as a tax free spin-off, SkyTerra expects to generate significant taxable income in 2006 for federal and state income tax purposes (see Note 15).

SkyTerra retained its interest in Mobile Satellite Ventures, LP, (the “MSV Joint Venture”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities, the balance, if any, of which will be transferred to the Company upon a change of control of SkyTerra. In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions” (“APB No. 29”), the Company distributed these assets at their historical basis on the date of the Distribution.

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

Note 2: Description of Business

Through HNS, the Company is a leading provider of network services that utilize very small aperture terminals (“VSATs”) to distribute signals via satellite. The Company’s services and products serve a variety of consumers, small and medium sized businesses (“SMBs”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and broadcast video. The Company also operates a VSAT service that provides broadband Internet access to consumers and SMBs.

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

In addition, the Company has interests in other companies in the telecommunications industry, including:

•	ESP, formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio; and

•	certain minority investments, including Hughes Systique, Navigauge, Edmund Holdings, Inc. and DataSynapse, Inc.

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission, and include the assets, liabilities, operating results, and cash flows of the Company. As permitted under such rules, certain notes and other financial information normally required by general accepted accounting principles in the United States have been condensed or omitted; however, they do include such notes and financial information sufficient so as to make the interim information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the financial statements and related notes contained therein, filed with the Securities and Exchange Commission on April 17, 2006.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of HNS (from January 1, 2006, the date of the January 2006 Transaction), ESP, and Miraxis. The Company’s results of operations for the three and six month periods ended June 30, 2005 only include the activity of HNS subsequent to April 22, 2005, the date of the April 2005 Transaction. The Company’s results for the period April 23, 2005 through June 30, 2005 reflect the Company’s proportionate share of HNS’ results using the equity method of accounting because the Company was not the primary beneficiary as defined in FIN 46R.

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

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs” (“EITF 02-11”). Accordingly, the Company was considered the divesting entity and was treated as the “accounting successor” to SkyTerra for financial reporting purposes, and SkyTerra was treated as if it had been distributed by the Company. This treatment was required because, among other things, (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF 02-11. For the six month period ended June 30, 2006, the Company’s results include the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution, and reflect the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

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

(b) Business Combinations and Intangibles

The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

Included in hardware sales revenue for the three and six months ended June 30, 2006 are revenues of $10.6 million and $21.7 million, respectively, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which the Company has retained a financial obligation to the financial institution. At the inception of the operating lease, the Company receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognizes a corresponding liability to the financial institution for those transactions.

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

(d) Income Taxes

Through the date of the Distribution, the Company’s results will be included in the consolidated federal income tax return to be filed by SkyTerra. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Transaction, DIRECTV retained the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. The Company has recorded a liability in the balance sheet for the estimated amount the Company may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding—basic	18,795,289	8,817,227	14,483,198	8,759,357
Dilutive effect of warrants, convertible preferred stock, stock options and restricted stock	—	561,397	—	—

Weighted average common shares outstanding—diluted	18,795,289	9,378,624	14,483,198	8,759,357

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

Until December 31, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations in accounting for employee stock options as allowed pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 did not require the recognition of compensation expense for stock options granted to employees at fair market value. However, any modification to previously granted awards generally resulted in compensation expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of SkyTerra’s common stock and vesting schedules of underlying awards. Following the adoption of SFAS No. 123R, the Company no longer records compensation expense or contra-expense related to previously modified options.

The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all SkyTerra employee awards:

(in thousands, except share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$3,273	$(3,902)
(Deduct) Add: Stock-based employee compensation (contra-expense) expense, as reported	(77)	341
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(307)	(520)

Pro forma net income (loss)	$2,889	$(4,081)

Basic net income (loss) attributable to common stockholders per share
As reported	$0.09	$(1.01)
Pro forma	$0.05	$(1.04)
Diluted net income (loss) attributable to common stockholders per share
As reported	$0.08	$(1.01)
Pro forma	$0.04	$(1.04)

(g) Short-Term Investments

The Company considers all debt securities with original maturities of more than three months but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available-for-sale. These investments are diversified among high credit quality securities in accordance with the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s investment policy. All short-term investments at June 30, 2006 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). As of June 30, 2006 and December 31, 2005, the cost basis and fair value of available-for-sale securities was $60.6 million and $6.0 million, respectively. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

(h) Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying balance sheets. At June 30, 2006, the Company had $5.4 million of restricted cash which secures certain letters of credit and $3.1 million of restricted cash equal to the value of the surety bond issued in connection with the Company’s license application submitted to the Federal Communications Commission (“FCC”) in April 2005. In July 2006, the FCC approved a reduction in the value of the surety bond to $0.8 million. In August 2006, the Company reduced the restricted cash balance securing the surety bond to this amount. At December 31, 2005, the Company had $3.1 million of restricted cash related to the FCC license application described previously. All of the letters of credit expire in 2006. Restrictions on the restricted cash securing the letters of credit will be removed as the letters of credit expire.

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

(k) Prepaid Expenses and Other

Prepaid expenses and other includes subscriber acquisition costs (“SAC”) incurred to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a 12- to 24-month service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information obtained up-front) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, or the ability to charge an early termination fee.

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

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities, and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in any of the periods presented herein.

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

The carrying value of cash and cash equivalents; short-term investments; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at June 30, 2006 and December 31, 2005.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge are immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, the Company assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN48”). FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined what impact, if any, FIN 48 will have on its results of operations or financial position.

(q) Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Concurrent with the acquisition, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness was otherwise non-recourse to the Company or DTV Networks. On April 13, 2006, the term indebtedness was repaid with a portion of the proceeds of HNS’ offering of $450.0 million of 9 1/2% senior notes due in 2014 (see Note 10).

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

Upon the closing of the January 2006 Transaction, the Company includes the accounts of HNS in its consolidated financial statements. In accordance with SFAS No. 141, the Company has allocated the total purchase price paid by

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SkyTerra and the Company in the April 2005 Transaction and the January 2006 Transaction to the assets acquired and liabilities assumed at their estimated fair value. Management determined the preliminary fair value based upon a number of factors, including the use of a preliminary independent appraisal of property and equipment and intangible assets. The estimated excess of the fair value of the net assets acquired over the amount paid of approximately $344.5 million has been reflected as a reduction of fair value, on a pro rata basis, of long-lived assets in accordance with SFAS No. 141. The estimated fair value is preliminary and subject to revision, including the finalization of the valuation of property and equipment and intangible assets and evaluation of the Company’s other long lived assets and non-current liabilities, which is expected to be completed in the fourth quarter of 2006. The final valuation will be based on the actual assets acquired and liabilities assumed at the acquisition date and management’s consideration of the independent appraisal work. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this transaction to the Company. The following table summarizes the estimated fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, however the allocation is subject to refinement. Based on this valuation, the purchase price has been allocated as follows (dollars in thousands):

Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares at $17.20 per share)	5,160
Direct acquisition costs	547
HCI equity in earnings of HNS following the April 2005 transaction through December 31, 2005	20,122

Total Purchase Price	$175,829

Summary of Purchase Price Allocation

	Preliminary Fair Market Value of Net Assets	Pro rata Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$452,401	$—	$452,401
Property, net	531,973	(279,774)	252,199
Other assets	143,871	(64,687)	79,184

Total Assets	1,128,245	$(344,461)	783,784

Current liabilities	(238,174)		(238,174)
Non-current liabilities	(363,187)		(363,187)
Minority interests	(6,594)		(6,594)

Net Assets Acquired	$520,290		$175,829

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5: Receivables, Net

The following table sets forth the amounts recorded for receivables as of the dates shown:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Trade receivables	$159,142	$125
Contracts in process	27,499	—
Other receivables	2,006	—

Total	188,647	125
Less allowance for doubtful accounts	(12,291)	(78)

Total Receivables, Net	$176,356	$47

The Company expects to collect the $27.5 million recorded at June 30, 2006 as contracts in process by December 31, 2006, except for $5.8 million, $4.8 million, $2.8 million and $2.1 million due in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

Amounts due from affiliates totaling $0.6 million at June 30, 2006 are included in trade receivables. There were no amounts due from affiliates included in trade receivables at December 31, 2005.

At June 30, 2006, amounts due from customers under long-term VSAT operating lease agreements totaled $80.5 million, of which $21.8 million, $27.9 million, $17.4 million, $8.5 million, and $4.9 million are due in the periods ending December 31, 2006, 2007, 2008, 2009, and 2010 and thereafter, respectively. Revenues and receivables from these customer contracts are not recorded until they are earned on a month-to-month basis.

Note 6: Inventories

The following table sets forth the amounts recorded for inventories as of June 30, 2006. The Company had no inventory prior to the January 1, 2006 acquisition of HNS.

June 30, 2006
(Dollars in Thousands)
Productive material and supplies	$18,857
Work in process	10,951
Finished goods	50,149

Total	79,957
Less provision for excess or obsolete inventories	(23,447)

Total Inventories	$56,510

Provisions for excess or obsolete inventories are provided using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items. In June 2006, the Company made a decision to shift its primary focus exclusively to the broadband market. As a result of this decision, the Company evaluated the narrowband products in its inventory and recorded an addition to its provision for excess or obsolete inventories of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. This charge was included in cost of hardware products sold and primarily relates to the VSAT segment.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7: Property, Net

The following table sets forth the amounts recorded for net property as of the dates shown:

	Estimated Useful Lives (years)	June 30, 2006	December 31, 2005
		(Dollars in thousands)
Land and improvements	10-30	$6,971	$—
Buildings and leasehold improvements	1-40	17,798	—
Machinery and equipment	3-23	50,665	263
Furniture, fixtures, and office machines	3-15	291	32
VSAT operating lease hardware	2-5	25,492	—
Construction in progress - SPACEWAY	—	185,652	—
- Other	—	3,491	—

Total		290,360	295
Less accumulated depreciation		(12,592)	(277)

Total Property, Net		$277,768	$18

Note 8: Intangible Assets, Net

The following table sets forth the preliminary amounts recorded for intangible assets acquired in connection with the January 1, 2006 acquisition of HNS:

	Estimated Useful Lives (years)	June 30, 2006
		(Dollars in thousands)
Backlog and customer relationships	5-13	$19,437
Patented technology and trademarks	10	15,171

Total		34,608
Less accumulated amortization		(2,265)

Total Intangibles, Net		$32,343

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

The following table presents summarized consolidated financial information for the MSV Joint Venture. Balance sheet information is only presented as of December 31, 2005, as the Company had no interest in the MSV Joint Venture as of June 30, 2006. Statement of operations information for 2006 is provided for the three month period ended March 31, 2006, the quarterly period in which the Distribution occurred. The Company’s statement of operations for periods ending in 2006 includes results through the date of the Distribution. The net loss of the MSV Joint Venture through the date of the Distribution includes a gain of $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of FIN 46R.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005
(Dollars in thousands)
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$119,806
Noncurrent assets	96,978
Current liabilities	11,811
Noncurrent liabilities	23,713
Partners’ equity	181,260

	Three Months Ended		Six Months Ended June 30, 2005
	March 31, 2006	June 30, 2005
	(Dollars in thousands)
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$8,142	$7,460	$14,650
Loss from operations	(12,245)	(7,388)	(19,822)
Net loss	(10,701)	(6,723)	(26,704)

Note 10: Short-Term Borrowing and Long-Term Debt

The following tables set forth the amounts recorded for short-term borrowings and long-term debt as of June 30, 2006. The Company had no short-term borrowings or long-term debt prior to the January 1, 2006 acquisition of HNS.

Short-Term Borrowings and Current Portion of Long-Term Debt

	Interest Rates at June 30, 2006	June 30, 2006
		(Dollars in thousands)
Revolving bank borrowings	6.75%-16.00%	$2,406
Term loans payable to banks, current portion	8.50%-9.25%	1,371
VSAT hardware financing, current portion	4.00%-9.00%	22,221

Total Short Term Borrowings and Current Portion of Long -Term Debt		$25,998

Outstanding revolving bank borrowings at June 30, 2006 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. $1.1 million of the outstanding revolving borrowings are at variable rates tied to the Mumbai Inter Bank Offer Rate, and are adjusted monthly. The balance of outstanding revolving borrowings are at fixed rates. The total available for borrowing by the Indian subsidiary under the revolving lines of credit is $1.9 million.

Long-Term Debt

	Interest Rates at June 30, 2006	June 30, 2006
		(Dollars in thousands)
Senior notes	9.50%	$450,000
Term loans payable to banks	8.5%-8.75%	1,517
VSAT hardware financing	4.00%-9.00%	17,120

Total Long-Term Debt		$468,637

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The April 2005 Transaction was financed by HNS with (i) a $250.0 million first lien term loan and a secured $50.0 million first lien revolving credit facility and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of HNS, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, HNS completed an offering of $450.0 million of 9 1/2% Senior Notes. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest as of June 30, 2006 of $9.3 million is included in accrued liabilities. With a portion of the proceeds of the Senior Notes, HNS repaid in full the borrowings outstanding under the first and second lien term loans. The Company expensed fees of $1.5 million to terminate the second lien term loan in the three month period ended June 30, 2006.

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the revolver was amended to reflect revised covenants, pricing terms and other related amendments. The amended revolving credit facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at HNS’ option, the ABR rate plus 1.5% or LIBOR plus 2.5%. The revolving credit facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all of HNS’ domestic tangible and intangible assets. For outstanding letters of credit issued under the revolving credit facility, the Company pays a participation fee of 2.5% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.5% per annum for any unused portion of the revolving credit facility.

As of April 13, 2006, the issuer of the revolver was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit outstanding under the JPM revolving credit facility prior to April 13, 2006 remained in place between the parties to the letters of credits and JPM. At that date, JPM was issued a letter of credit under the BOA revolving credit facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA revolving credit facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA revolving credit facility. As of June 30, 2006, the outstanding letter of credit issued to JPM is for $13.9 million. Other outstanding letters of credit issued under the BOA revolving credit facility totaled $0.5 million. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA revolving credit facility totaled $35.6 million at June 30, 2006.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11: Transactions with Related Parties

Hughes Systique

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million, representing an ownership of approximately 24% on an undiluted basis. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of HNS, including the Chief Executive Officer and President’s brother. The Chief Executive Officer and President of the Company and his brother own an aggregate of approximately 20% of Hughes Systique on an undiluted basis.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into a Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to the Company from SkyTerra. The Separation Agreement also provides that the Company was responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees were paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Miraxis

In May 2002, SkyTerra acquired ownership interests in Miraxis. Miraxis License Holdings, LLC (“MLH”), an entity unaffiliated with Miraxis, other than as described herein, holds the rights to certain orbital slots, one of which Miraxis has the ability to use so long as it implements its business plan. Miraxis issued 10% of its outstanding common equity on a fully diluted basis to MLH as partial consideration for access to that slot. In addition, Miraxis was to pay certain royalties to MLH for use of the slot if it ever launched satellites. Miraxis ceased operations during the year ended December 31, 2005 and was dissolved in May 2006 and, accordingly, the arrangement with MLH terminated.

Orbital Slot Agreement

On July 26, 2006, HNS entered into an agreement with two related parties whereby such parties will allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo Investment Fund IV, the Company’s controlling shareholder. A member of the Company’s board of directors and of HNS’ board of managers is the Managing Director of one of the related parties, is the CEO and President of the other related party, and also owns a small interest in each. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million annually between 2007 and 2010, and $1.0 million annually between 2011 and 2016.

Other

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including Hughes Systique, the MSV Joint Venture and TerreStar. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the Company’s directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

The following table summarizes sales and purchase transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Sales	$593	$—	$1,088	$11
Purchases	$8,697	$—	$17,168	$—

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Due from related parties	$585	$—
Due to related parties	$55	$—

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Net (loss) income attributable to common stockholders	$(4,396)	$781	$(61,394)	$(8,887)
Other comprehensive income:
Foreign currency translation adjustments	217	422	(2,639)	436
Unrealized gains on securities	170	—	2,757	—

Other comprehensive income	387	422	118	436

Total Comprehensive (Loss) Income	$(4,009)	$1,203	$(61,276)	$(8,451)

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

The following tables present certain financial information on the Company’s reportable segments as of or for the three and six months ended June 30, 2006. For the MSV Joint Venture, information is provided as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. The Company’s statements of operations for the three and six months ended June 30, 2006 only includes results of the MSV Joint Venture through the date of the Distribution. As of June 30, 2006, the Company no longer had an investment in the MSV Joint Venture. Since the Company’s 23% share of the results of the MSV Joint Venture operations through the date of the Distribution are already included in the Parent and Other column, the Eliminate MSV Joint Venture column removes the results of the MSV Joint Venture shown in the MSV Joint Venture column.

	Three months ended June 30, 2006
	VSAT	Telecom	Parent and Other	Consolidated
	(in thousands)
Revenues	$183,856	$24,647	$158	$208,661
Segment operating (loss) income	(1,778)	5,466	(310)	3,378
Depreciation and amortization	9,986	100	—	10,086
Segment assets	584,308	44,467	247,716	876,491
Capital expenditures	29,227	1,576	—	30,803

	Six months ended June 30, 2006
	VSAT	Telecom	MSV Joint Venture	Parent and Other	Eliminate MSV Joint Venture	Consolidated
	(in thousands)
Revenues	$365,164	$40,131	$8,142	$240	$(8,142)	$405,535
Segment operating income (loss)	5,454	7,217	(12,245)	(2,534)	12,245	10,137
Depreciation and amortization	17,058	158	—	—	—	17,216
Segment assets	584,308	44,467	646,587	247,716	(646,587)	876,491
Capital expenditures	42,048	4,670	—	—	—	46,718

The following tables present certain financial information on the Company’s reportable segments as of or for the three and six months ended June 30, 2005. The HNS column represents the results of operations for the period following the April 2005 Transaction through June 30, 2005. Since the Company’s 23% share of the results of the MSV Joint Venture’s operations and the Company’s 50% share of the results of HNS’ operations are already

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the Parent and Other column, the eliminate MSV Joint Venture and HNS column removes the results of the MSV Joint Venture and HNS shown in the MSV Joint Venture and HNS columns.

	Three months ended June 30, 2005
	MSV Joint Venture	HNS	Parent and other	Eliminate MSV Joint Venture and HNS	Consolidated
	(in thousands)
Revenues	$7,460	$154,719	$112	$(162,179)	$112
Operating expenses	(14,848)	(137,652)	(2,051)	152,500	(2,051)

(Loss) income from operations	(7,388)	17,067	(1,939)	(9,679)	(1,939)
Equity in earnings of Hughes Network Systems, LLC	—	—	6,523	—	6,523
Equity in loss of Mobile Satellite Ventures LP	—	—	(1,367)	—	(1,367)
Other income (expense), net	1,357	(4,772)	772	3,415	772

(Loss) income before discontinued operations	$(6,031)	$12,295	$3,989	$(6,264)	$3,989

	Six months ended June 30, 2005
	MSV Joint Venture	HNS	Parent and other	Eliminate MSV Joint Venture and HNS	Consolidated
	(in thousands)
Revenues	$14,650	$154,719	$247	$(169,369)	$247
Operating expenses	(34,472)	(137,652)	(4,341)	172,124	(4,341)

(Loss) income from operations	(19,822)	17,067	(4,094)	2,755	(4,094)
Equity in earnings of Hughes Network Systems, LLC	—	—	6,523	—	6,523
Equity in loss of Mobile Satellite Ventures LP	—	—	(5,956)	—	(5,956)
Other income (expense), net	2,702	(4,772)	857	2,070	857

(Loss) income before discontinued operations	$(17,120)	$12,295	$(2,670)	$4,825	$(2,670)

Note 14: Discontinued Operations

In April 2004, SkyTerra signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus. Effective February 20, 2006, the Company entered into a Membership Interest and Note Purchase Agreement and sold its equity and debt interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007. A gain on the sale of $0.2 million is included in the Company’s statement of operations for the six month period ended June 30, 2006.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. During the six months ended June 30, 2006, the Company recorded income tax expense of $51.8 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense includes taxes on income earned by the Company’s subsidiaries in India and Brazil and estimated domestic state income taxes. As the Company has not met the more likely than not criteria of SFAS 109, “Accounting for Income Taxes,” the Company maintained a full valuation allowance on its deferred tax assets as of June 30, 2006.

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

Note 17: Stockholders’ Equity

HCI is a publicly-traded company and its common stock is traded over the counter under the symbol “HGCM”. The Company’s certificate of incorporation was amended and restated in February 2006 in connection with the Distribution and the Separation Agreement. The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 18,811,455 shares were outstanding at June 30, 2006. Additionally the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share, of which none were outstanding at June 30, 2006. The Preferred Stock can be issued in one or more classes or series, and the board of directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of June 30, 2006, no class or series of preferred stock had been established by the Company’s board of directors.

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

During the six months ended June 30, 2006, in addition to the options to acquire 435,836 shares of HCI common stock as previously described, the Company issued the following equity instruments under the HCI Plan:

•	70,000 shares of restricted stock which vest over a two year period;
•	60,000 shares of restricted stock which vest over a three year period; and
•	fully vested options to acquire 40,000 shares of HCI common stock at an exercise price of $10.35/share.

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” the fair value of such shares is determined at the end of the reporting period, and accordingly, the fair value as of June 30, 2006 was used for determining compensation expense attributable to such shares. Stock-based compensation expense totaling $0.5 million and $1.5 million was recorded in the three and six month period ended June 30, 2006, respectively. For the three month period ended June 30, 2006, $0.4 million and $0.1 million was related to HCI and

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HNS, respectively. For the six month period ended June 30, 2006, $1.3 million, $0.1 million and $0.1 million was related to HCI, SkyTerra and HNS, respectively. As of June 30, 2006, the Company had approximately $4.5 million of unrecognized compensation expense related to the HCI and HNS equity instruments that will be recognized over the weighted average life of such instruments, which is estimated to be 2.6 years. As a result of the re-pricing of certain SkyTerra stock options, the Company recognized compensation contra-expense of $0.1 million for the three months ended June 30, 2005 and compensation expense of $0.3 million for the six months ended June 30, 2005.

The following table reflects stock option stock activity and related information for the HCI Plan for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(Dollars in thousands)
Outstanding at January 1, 2006	—	$—
Issued	475,836	4.89
Exercised	(373,335)	1.79	$12,345

Outstanding at June 30, 2006	102,501	$16.18	$1,929

Exercisable at June 30, 2006	96,668	$16.97	$1,742

The following table provides information about stock options that are outstanding and exercisable as of June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.48	5,000	$1.48	7.64	5,000	$1.48	7.64
$3.09	11,667	3.09	7.96	5,834	3.09	7.96
$10.35	20,000	10.35	0.50	20,000	10.35	0.50
$20.23 - $22.53	65,834	21.39	8.76	65,834	21.39	8.76

	102,501	$16.18	7.01	96,668	$16.97	7.01

SkyTerra Plans

SkyTerra provided incentive and nonqualified stock option plans for directors, officers, and key employees of SkyTerra and others. The number of options to be granted and the option prices were determined by the compensation committee of SkyTerra’s board of directors in accordance with the terms of the plans. Options generally expired five to ten years after the date of grant.

During 1998, SkyTerra’s board of directors approved the Stock Incentive Plan under which “non-qualified” stock options (“NQSOs”) to acquire shares of SkyTerra common stock could be granted to non-employee directors and consultants of SkyTerra, and “incentive” stock options (“ISOs”) to acquire shares of SkyTerra common stock could be granted to employees. The Stock Incentive Plan also provided for the grant of stock appreciation rights, shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to SkyTerra’s employees, directors, and consultants. Under the Stock Incentive Plan, the option price of any ISO could not be less

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than the fair market value of a share of SkyTerra common stock on the date on which the option is granted. The option price of an NQSO could be less than the fair market value on the date the NQSO is granted if the SkyTerra board of directors so determined. An ISO could not be granted to a “ten percent stockholder” (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price was at least 110% of the fair market value of the common stock and the term of the option could not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement was transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders was ten years from the date of grant.

Under the Nonqualified Stock Option Plan, which provided for the issuance of up to 510,000 shares, the option price as determined by the compensation committee was permitted to be greater or less than the fair market value of SkyTerra common stock as of the date of the grant, and the options were generally exercisable for three to five years subsequent to the grant date. The Nonqualified Stock Option Plan expired on July 18, 2000, and thereafter, no new options could be granted under the plan.

For the six months ended June 30, 2005, the Company issued options to purchase 152,500 shares of SkyTerra common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model. During the period from January 1, 2006 through the date of the Distribution, the Company received approximately $1.3 million in proceeds from the exercise of SkyTerra stock options.

The following table reflects SkyTerra stock option activity and related information for the period from January 1, 2006 through the date of the Distribution:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic value
			(in thouands)
Outstanding at January 1, 2006	1,092,093	$11.81

Exercised	(25,700)	6.29	$921
Effect of the Distribution	(1,066,393)	8.30	14,949

Outstanding at June 30, 2006	—	—	—

Exercisable at June 30, 2006	—	—	—

Note 19: Contingencies and Commitments

Regulatory

In April 2005, the Federal Communications Commission (“FCC”) approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the insurance company’s obligation under the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. As of June 30, 2006, the Company had approximately $3.1 million in the restricted cash account related to the license application. In July 2006, the FCC approved a reduction in the value of the surety bond to $0.8 million. In August 2006, the Company reduced the restricted cash balance securing the surety bond to this amount.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against HNS arising in the ordinary course of business. HNS has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require HNS to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2006.

In 2002, the Department of Revenue Intelligence (“DRI”) in India initiated an action against a former affiliate and customer of the Company, Hughes Tele.com (India) Ltd. (“HTIL”) relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against the Company and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. (“TTML”) after the Tata Group purchased HNS’ equity interest in December 2003, is the principal party of interest in this action. The Company, together with the other named suppliers, are potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with HNS’ sale to the Tata Group, the Company did not indemnify TTML in relation to its own potential liability in this matter. The parties filed replies to the DRI’s allegations and after a series of hearings the Office of the Settlement Commission recently issued a final order closing the case with no liability for the Company.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business. The Company is now eligible to seek reinstatement and intends to do so in the near future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages of up to $5.0 million as a result of its non-performance. With respect to one such contract, in November 2005, the Company received notice that one of its customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. Pursuant to a settlement agreement dated June 1, 2006, HNS and the customer settled these claims, HNS paid the customer $0.5 million and the arbitration was terminated.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $31.5 million that were undrawn at June 30, 2006. Of this amount, $14.4 million were issued under the $50.0 million revolving credit facility (see Note 10), $8.0 million were secured by restricted cash (see Note 3), and $9.1 million were secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $10.5 million by December 31, 2006, $6.7 million in 2007, $14.1 million in 2008, and $0.2 million in 2009.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million, of which $16.0 million had been spent as of June 30, 2006, with $7.8 million remaining to be spent as of that date. On August 4, 2006, in connection with the planned disposition by that former subsidiary of a business unit from which the Company had been procuring services, this agreement and the related

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment amount was amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company estimates that the amended purchase commitment will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, at June 30, 2006, HNS has recorded a liability in the balance sheet for the amount of $8.9 million for this investment.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of the $49.0 million, $23.0 million was paid through June 30, 2006. The Company expects to pay $16.0 million of the balance by December 31, 2006 and the remainder in 2007. Additionally, the Company has entered into commitments with two companies totaling $73.7 million related to launch and launch operations services. Of this amount, $34.4 million was paid through June 30, 2006. Based on the expected launch of SPACEWAY 3 in early 2007, the Company expects to pay $19.7 million by December 31, 2006 and the remainder in 2007.

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

As a result of the January 2006 Acquisition, as described below, our business has changed materially. For periods following the closing of the January 2006 Acquisition, we include the financial position and operating results of Hughes Network Systems, LLC (“HNS”) in our consolidated financial statements. From April 22, 2005 (the date of the April 2005 Acquisition, as described below) through December 31, 2005, we recorded our investment in HNS using the equity method of accounting. On April 13, 2006, HNS and HNS Finance Corp. (together the “Issuers”) issued $450,000,000 principal amount of 9 1/2% Senior Notes due 2014 (the “Notes”). Under Section 4.03 of the Indenture dated as of April 13, 2006 among the Issuers, each of the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, HNS is obligated to prepare a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “HNS Report”), which complies in all material respects with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The HNS Report is not being filed with the SEC as it would not be accepted by the SEC for filing because HNS has not yet filed a registration statement with the SEC. We have included the HNS Report as Exhibit 99.1 to this report, as we believe it is meaningful disclosure when comparing results of operations from the three and six months ended June 30, 2006 with the three and six months ended June 30, 2005.

Overview

We operate our business primarily through HNS, a leading global provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer and small and medium sized business (“SMB”) market. In addition, HNS has leveraged its VSAT technology expertise to develop communication equipment for other end markets, where it supplies turn-key networking and terminal systems to mobile satellite-based voice and data service operators. Subsequent to April 2005, when SkyTerra Communications, Inc. (“SkyTerra”) completed the acquisition of 50% of the Class A membership interests of HNS, SkyTerra served as the managing member of HNS. In December 2005, SkyTerra contributed its Class A membership interest of HNS to us and we became the managing member. In January 2006, we acquired the remaining 50% of the Class A membership interests of HNS.

In addition, we have interests in other companies in the telecommunications industry, including:

•	Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio; and

•	certain minority investments, including Hughes Systique Corporation (“Hughes Systique”), Navigauge, Inc. (“Navigauge”), Edmund Holdings, Inc. and DataSynapse, Inc.

We provide corporate resources, strategic direction, transactional assistance and financial support to enable each of these companies to focus on and exploit opportunities within their lines of business.

On April 22, 2005, SkyTerra acquired 50% of HNS’ Class A membership interests (which it contributed to us on December 31, 2005) from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member. The events of April 22, 2005, are referred to herein as the “April 2005 Acquisition.” Our results for 2005 reflect our investment in HNS after the April 2005 Acquisition under the equity method of accounting, whereby we record our proportionate share of HNS’ operating results.

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

On February 21, 2006, SkyTerra distributed (the “Distribution”) all of the outstanding shares of our common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution was the method by which SkyTerra was separated into two publicly traded companies. Although SkyTerra no longer owns any of our capital stock following the Distribution, SkyTerra’s controlling stockholder, Apollo, became our controlling stockholder following the Distribution. SkyTerra retained its interest in Mobile Satellite Ventures, LP (the “MSV Joint Venture”), a joint venture which provides mobile digital voice and data communications via satellite, its stake in TerreStar Networks, Inc. (“TerreStar”), and $12.5 million of cash, the balance, if any, of which will be transferred to us upon a change of control of SkyTerra.

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This treatment is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra. For the six months ended June 30, 2006, our results include the results of the business and assets retained by SkyTerra through the date of the Distribution and reflect the results of HNS on a consolidated basis effective January 1, 2006.

On March 27, 2006, we closed our rights offering, pursuant to which we issued 7,843,141 shares of our common stock at a subscription price of $12.75 per share in order to repay the loan from Apollo. The portion of the loan, $68.4 million, necessary to purchase all of the shares allocated to Apollo was automatically converted into common stock in the rights offering based on the rights offering subscription price. The principal amount of the loan that was not converted in the rights offering, $31.6 million, was repaid in cash from proceeds from the rights offering. Accrued interest under the loan of $1.7 million was paid by us from available cash.

During the three and six months ended June 30, 2005, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by its traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts. During the six months ended June 30, 2006, our consolidated revenues were primarily derived from HNS’ operations, which we consolidate from January 1, 2006, as a result of the January 2006 Acquisition.

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

In October 2005, we acquired Series A preferred shares from Hughes Systique for $3.0 million, representing an ownership of approximately 24% on an undiluted basis. Hughes Systique provides software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique also supports other application areas such as wireless based networking, radio frequency identification device enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer and President, as well as certain former employees of HNS, including Mr Kaul’s brother, Pradeep Kaul, who serves as Chief Executive Officer of Hughes Systique.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly traded companies: (i) Hughes Communications, which consists of, among other things, the assets, liabilities and operations associated with the HNS and ESP businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of SkyTerra’s cash, cash equivalents and marketable securities, excluding $12.5 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, consisting of the assets and liabilities associated with its interest in the MSV Joint Venture and its stake in TerreStar, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and marketable securities at such time, if any, will be transferred to us from SkyTerra.

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

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to the Series A Preferred Stock, became our assets and liabilities. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and marketable securities at such time, if any, will be transferred to us from SkyTerra. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in the MSV Joint Venture and TerreStar to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved.

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

Consolidation

We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. We own approximately 92% of the voting interests of ESP and 100% of the voting interests of HNS, both of which have been included in our consolidated financial statements. Prior to the February 20, 2006 sale, we owned 70% of AfriHUB, which has been classified and reported as a discontinued operation in our consolidated financial statements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

We account for minority owned subsidiaries in which we own greater than 20% of the outstanding voting shares but less than 50% and possess significant influence over their operations under the equity method, whereby we record our proportionate share of the subsidiary’s operating results. Because we own approximately 39% of the voting interests of Navigauge and 24% of the voting interests of Hughes Systique, our proportionate share of each of these companies’ operating results has been included in other income, net on our condensed consolidated statements of operations.

We adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN No. 46R”) on January 1, 2004. FIN No. 46R requires us to consolidate variable interest entities for which we are the primary beneficiary, irrespective of the voting interest held. We have determined that we meet the definition of the primary beneficiary with respect to Miraxis, LLC (“Miraxis”) and, therefore, have included the accounts of Miraxis in our consolidated financial statements.

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

Included in hardware sales for the three and six months ended June 30, 2006 are revenues of $10.6 million and $21.7 million, respectively, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which we have retained a financial obligation to the financial institution. At the inception of the operating lease, we receive cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which we have retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognize a corresponding liability to the financial institution for those transactions.

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

Business Combinations and Intangibles

We account for business combinations in accordance with SFAS No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

Accounting for the Distribution

We accounted for the Distribution by SkyTerra as a reverse spin-off in accordance with EITF No. 02-11, “Accounting for Reverse Spin-offs” which provides guidance in situations in which a transferred business generated substantially all of the transferor’s historical consolidated revenues and constituted a majority of the book value of the transferor’s assets immediately prior to the spin-off. Further, we accounted for the Distribution as a non-monetary transaction in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” resulting in transfer of the net assets at their historical basis as of the date of the transfer.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues

Revenues for the three months ended June 30, 2006 increased to $208.7 million from $0.1 million for the three months ended June 30, 2005, an increase of $208.6 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ revenues for the three months ended June 30, 2006 were $208.5 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Cost of Services

Our cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. Cost of services for the three months ended June 30, 2006 increased to $75.1 million from $0.1 million for the three months ended June 30, 2005, an increase of $75.0 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ cost of services for the three months ended June 30, 2006 was $75.1 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Cost of Hardware Products Sold

Our cost of hardware products sold relates primarily to the cost of direct materials and subsystems (electronic components, antennas, etc.), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products, and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold for the three months ended June 30, 2006 was $89.2 million. We had no cost of hardware products sold in the three months ended June 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Research and Development

Research and development expenses relate to costs associated with engineering support for existing platforms and development efforts to build new products and software applications relating to our business. Research and development costs consist primarily of the salaries of certain members of our engineering staff burdened with an applied overhead charge as well as subcontractors, material purchases and other direct costs in support of product developments. Research and development expense for the three months ended June 30, 2006 was $6.3 million. We had no research and development expense prior to the January 1, 2006 acquisition of HNS. See the Management’s

Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses, as well as other subscriber acquisition costs related to our Consumer/SMB business. Sales and marketing expense for the three months ended June 30, 2006 was $20.1 million. We had no sales and marketing expense prior to the January 1, 2006 acquisition of HNS. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

General and Administrative

General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended June 30, 2006 increased to $13.4 million from $2.0 million for the three months ended June 30, 2005, an increase of $11.4 million. This increase relates primarily to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ general and administrative expenses for the three months ended June 30, 2006 were $13.0 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1 which is incorporated by reference herein for a comparison of HNS’ results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $1.2 million for the three months ended June 30, 2006. We had no intangible assets prior to the January 1, 2006 acquisition of HNS.

Interest Expense

Interest expense was $10.4 million for the three months ended June 30, 2006. We had no interest expense in the prior year. Interest expense during the three months ended June 30, 2006 consists of interest on debt incurred by HNS.

Equity in Earnings of Hughes Network Systems, LLC

For the three months ended June 30, 2005, we recorded income of $6.5 million relating to our 50% ownership of HNS for the period from April 22, 2005 through June 30, 2005. We recorded no income or loss under the equity method of accounting during the three months ended June 30, 2006 as we consolidate HNS’ results subsequent to the January 2006 Acquisition.

Equity in Loss of Mobile Satellite Ventures LP

For the three months ended June 30, 2005, we recorded expense of $1.4 million relating to our proportionate share of the MSV Joint Venture’s net loss. We recorded no income or loss associated with the MSV Joint Venture in the three months ended June 30, 2006 as we distributed our interest in the MSV Joint Venture to SkyTerra on the date of the Distribution.

Other Income, Net

For the three months ended June 30, 2006 and 2005, we recorded other income, net of $3.1 million and $0.8 million, respectively, an improvement of $2.3 million. The improvement is attributable to an increase of $2.3 million in interest income earned on the cash acquired in the January 1, 2006 acquisition of HNS.

Income Tax Expense

For the three months ended June 30, 2006, we recorded income tax expense of $0.5 million, attributable primarily to income earned by the international subsidiaries in India and Brazil that we acquired as part of the acquisition of HNS. For the three months ended June 30, 2005, no income tax expense was recorded on our net income before income taxes for that period as for the six months ended June 30, 2005, we had incurred a year-to-date loss and we were maintaining a full valuation allowance on our deferred tax assets at that time.

Loss from Discontinued Operations

For the three months ended June 30, 2005, we recognized a loss from operations of AfriHUB of $0.7 million. We recorded no income or loss associated with AfriHUB during the three months ended June 30, 2006, due to the sale of AfriHUB in February, 2006.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

For the three months ended June 30, 2005, we recorded dividends and accretion of $2.5 million, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. We recorded no dividends and accretion during the three months ended June 30, 2006, as the Series A Preferred Stock remained with SkyTerra subsequent to the Distribution.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 increased to $405.5 million from $0.2 million for the six months ended June 30, 2005, an increase of $405.3 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ revenues for the six months ended June 30, 2006 were $405.3 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Cost of Services

Our cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. Cost of services for the six months ended June 30, 2006 increased to $147.4 million from $0.2 million for the six months ended June 30, 2005, an increase of $147.2 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ cost of services for the six months ended June 30, 2006 was $147.3 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Cost of Hardware Products Sold

Our cost of hardware products sold relates primarily to the cost of direct materials and subsystems (electronic components, antennas, etc.), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products, and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold for the six months ended June 30, 2006 was $163.0 million. We had no cost of hardware products sold in the six months ended June 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Research and Development

Research and development expenses relate to costs associated with engineering support for existing platforms and development efforts to build new products and software applications relating to our business. Research and development costs consist primarily of the salaries of certain members of our engineering staff burdened with an applied overhead charge as well as subcontractors, material purchases and other direct costs in support of product developments. Research and development expense for the six months ended June 30, 2006 was $14.2 million. We had no research and development expense prior to the January 1, 2006 acquisition of HNS. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses, as well as other subscriber acquisition costs related to our Consumer/SMB business. Sales and marketing expense for the six months ended June 30, 2006 was $39.8 million. We had no sales and marketing expense prior to the January 1, 2006 acquisition of HNS. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1, which is incorporated by reference herein, for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

General and Administrative

General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the six months ended June 30, 2006 increased to $28.7 million from $4.1 million for the six months ended June 30, 2005, an increase of $24.6 million. This increase relates primarily to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ general and administrative expenses for the six months ended June 30, 2006 were $25.9 million. See the Management’s Discussion and Analysis of Financial Conditions and Results of Operations for HNS included in Exhibit 99.1 which is incorporated by reference herein for a comparison of HNS’ results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $2.3 million for the six months ended June 30, 2006. We had no intangible assets prior to the January 1, 2006 acquisition of HNS.

Interest Expense

Interest expense was $21.5 million for the six months ended June 30, 2006. We had no interest expense in the prior year. Interest expense during the six months ended June 30, 2006 consists of $19.8 million of interest on debt incurred by HNS and $1.7 million of interest paid to Apollo in connection with the $100.0 million loan from Apollo to finance the January 2006 Acquisition.

Equity in Earnings of Hughes Network Systems, LLC

For the six months ended June 30, 2005 we recorded income of $6.5 million relating to our 50% ownership of HNS for the period from April 22, 2005 through June 30, 2005. We recorded no income or loss under the equity method of accounting during the six months ended June 30, 2006 as we consolidate HNS’ results subsequent to the January 2006 Acquisition.

Equity in Loss of Mobile Satellite Ventures LP

For the six months ended June 30, 2006 and 2005, we recorded expense of $1.5 million and $6.0 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. Our share of the loss in the six months ended June 30, 2006 is our proportionate share through the date of the Distribution, as we distributed our interest in the MSV Joint Venture to SkyTerra on that date.

Other Income, Net

For the six months ended June 30, 2006 and 2005, we recorded other income, net of $4.6 million and $0.9 million, respectively, an improvement of $3.7 million. The improvement is primarily attributable to an increase of $3.3 million in interest income earned on the cash acquired in the January 1, 2006 acquisition of HNS.

Income Tax Expense

For the six months ended June 30, 2006, we recorded income tax expense of $51.8 million. For the six months ended June 30, 2005, no income tax benefit was recorded on our net loss before income taxes for that period as we were maintaining a full valuation allowance on our deferred tax assets at that time. During the year ended December 31, 2005, we recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance for the net operating and capital loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution, which did not qualify as a tax-free spin-off. The $51.8 million of income tax expense recorded in the six months ended June 30, 2006 consisted of a $50.3 million reversal of the previously established deferred tax asset, $0.6 million in estimated state taxes payable, and $0.9 million in estimated foreign taxes payable by our international subsidiaries.

Loss from Discontinued Operations

For the six months ended June 30, 2006, we recognized a loss from operations of AfriHUB for the period prior to the sale of approximately $42,000. For the six months ended June 30, 2005, we recognized a loss from operations of AfriHUB of $1.2 million.

Gain on Sale of Discontinued Operations

During the six months ended June 30, 2006, we recognized a gain of $0.2 million on the February 20, 2006 sale of AfriHUB.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

For the six months ended June 30, 2006 and 2005, we recorded dividends and accretion of $1.5 million and $5.0 million, respectively, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. The amount recorded in the six months ended June 30, 2006 represents the amount recognized through the date of the Distribution.

Liquidity and Capital Resources

We had $211.0 million in cash, cash equivalents and short-term investments as of June 30, 2006. Upon a change of control of SkyTerra, the balance of the cash, cash equivalents and marketable securities retained by SkyTerra in the Distribution, if any, will be transferred to us from SkyTerra.

Cash from operating activities for the six months ended June 30, 2006 improved to a $15.0 million source from a $2.9 million use for the six months ended June 30, 2005, an improvement of $17.9 million. As a result of the January 2006 Acquisition, we consolidated the results of HNS’ operations from January 1, 2006 forward. During the six months ended June 30, 2005, we accounting for our interest in HNS using the equity method to reflect our 50% share of their results from April 22, 2005 forward. During the six months ended June 30, 2006, we generated operating income before depreciation and amortization expense of $27.4 million, primarily attributable to HNS’ operations. During the six months ended June 30, 2005, we generated an operating loss before depreciation and amortization expense of $4.1 million, resulting in an improvement of $31.5 million. In addition, cash flows from operating activities improved $6.2 million as a result of changes in operating assets and liabilities. These improvements were offset by $21.5 million of interest expense in the six months ended June 30, 2006, consisting of interest on HNS’ debt and interest on the $100.0 million loan from Apollo to finance the January 2006 Acquisition, compared with no interest expense in the comparable period in 2005.

Cash used in investing activities for the six months ended June 30, 2006 increased to $78.3 million from $20.9 million for the six months ended June 30, 2005, an increase of $57.4 million. The increase resulted primarily from the $46.7 million used for capital expenditures and $44.1 million used to purchase short-term investments in 2006 compared to a $32.6 million source of cash in 2005 resulting from the sale of short-term investments. Partially offsetting these uses in 2006 was the $50.0 million in cash used in 2005 to purchase the first 50% of the Class A membership interests in HNS along with a $12.9 million source of cash in 2006 related primarily to the acquisition of the remaining 50% of the Class A membership interests of HNS. The total cash purchase price for the remaining 50% was $100.5 million. At the date of purchase, HNS had cash of $113.3 million.

Capital expenditures for the six months ended June 30, 2005 and 2006 consists of the following:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2005	2006
Capital expenditures
SPACEWAY program	$—	$24,463	$24,463
VSAT operating lease hardware	—	426	426
Capitalized software	—	8,768	8,768
Other capital expenditures—VSAT	—	9,521	9,521
Capital expenditures—other	9	3,540	3,531

Total capital expenditures	$9	$46,718	$46,709

Cash provided by (used in) financing activities increased to a source of $191.6 million for the six months ended June 30, 2006 from a use of $2.7 million for the six months ended June 30, 2005, an increase of $194.3 million. Cash provided by financing activities in the six months ended June 30, 2006 consisted primarily of $100.0 million of cash borrowed from Apollo in connection with the acquisition of HNS and the net proceeds of $125.0 million from HNS’ issuance of $450.0 million aggregate principal amount of 9 1/2% senior notes due 2014 (the “Senior Notes”), net of the repayment of the $325.0 million of outstanding term indebtedness. The loan from Apollo was repaid with the proceeds of the $100.0 million rights offering completed during the six months ended June 30, 2006. These proceeds were partially offset by a net repayment of other long-term debt of $12.7 million and the payment of $11.1 million in debt issuance costs in connection with the issuance of the Senior Notes.

Future Liquidity Requirements

We are significantly leveraged primarily as a result of the HNS debt. We expect that our principal future liquidity requirements will be for working capital, HNS’ debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. Pursuant to the April 2005 Acquisition, HNS incurred $325.0 million of term indebtedness with a floating interest rate and obtained a $50.0 million revolving credit facility which was undrawn at June 30, 2006. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. On April 13, 2006, HNS, along with HNS Finance Corp. as co-issuer, issued the Senior Notes in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of other HNS subsidiary guarantors, including the indebtedness under HNS’ revolving credit facility. A portion of the net proceeds of the offering were used to repay the $325.0 million of term indebtedness. The remainder is available to HNS for general corporate purposes. In connection with the offering, HNS amended its $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act.

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

Commitments and Contingencies

In 2002, the Department of Revenue Intelligence (“DRI”) in India initiated an action against a former affiliate and customer of HNS, Hughes Tele.com (India) Ltd. (“HTIL”) relating to alleged underpayment of customs duty and misclassification of import codes. The DRI action was also directed against HNS and other HTIL suppliers whose shipments are the focus of that action. HTIL, renamed Tata Teleservices (Maharashtra) Ltd. (“TTML”) after the Tata Group purchased its equity interest in December 2003, is the principal party of interest in this action. HNS, together with the other named suppliers, is potentially liable for penalties in an amount of up to five times the underpayment of duty if HNS is found to have aided HTIL in avoiding duty. In connection with its sale to the Tata Group, HNS did not indemnify TTML in relation to its own potential liability in this matter. The parties filed replies to the DRI’s allegations and after a series of hearings the Office of the Settlement Commission recently issued a final order closing the case with no liability for the Company.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business. HNS is now eligible to seek reinstatement and intends to do so in the near future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, HNS is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the consent agreement, and if ultimately unable to perform, HNS may be liable for certain damages of up to $5.0 million as a result of its non-performance. In November 2005, HNS received notice that one of these customers in China had filed a demand for arbitration with the International Center for Dispute Resolution, a division of the American Arbitration Association. Pursuant to a settlement agreement dated June 1, 2006, HNS and the customer settled these claims, HNS paid the customer $0.5 million and the arbitration was terminated.

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

As of June 30, 2006, $31.5 million of our contractual obligations to customers and other statutory/governmental agencies were secured by letters of credit and bond issued through our and our subsidiaries’ credit facilities. Of this amount, $14.4 million were issued under HNS’ $50.0 million revolving credit facility, $8.0 million were secured by restricted cash, and $9.1 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN48”). FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined what impact, if any, FIN 48 will have on its results of operations or financial position.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. We had no foreign exchange contracts outstanding at June 30, 2006. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $2.7 million as of June 30, 2006.

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

The Senior Notes issued on April 13, 2006 are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. However, pursuant to the terms of the bond indenture governing the Senior Notes, HNS is required to file a registration statement with the SEC and complete a registered exchange offer within 360 days after the April 13, 2006 closing of the offering. If HNS is unable to comply with the 360 day requirement, it would be subject to liquidated damages of 0.25% per annum for the first 90-day period following such failure to comply. Thereafter, the amount of liquidated damages would increase by an additional 0.25% per annum with respect to each subsequent 90-day period until the registered exchange offer is completed, up to a maximum amount of liquidated damages of 1.0% per annum. We are subject to fluctuating interest rates on certain other debt, the total of which is immaterial.

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

There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Subsequent to filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Office of the Settlement Commission of the Department of Revenue Intelligence (“DRI”) in India issued a final order closing the case brought by the DRI against HNS with no liability for HNS or the Company. In addition, pursuant to a settlement agreement dated June 1, 2006, HNS settled claims brought by a customer in China for payment by the Company of $0.5 million. Other than the foregoing, there were no material changes from the litigation previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report to Holders and Indenture Trustee, $450,000,000 Principal Amount of 9 1/2% Senior Notes Due 2014 of Hughes Network Systems, LLC and HNS Finance Corp.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES COMMUNICATIONS, INC.

Date: August 11, 2006	/s/ Grant A. Barber
Name: Grant A. Barber
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report to Holders and Indenture Trustee, $450,000,000 Principal Amount of 9 1/2% Senior Notes Due 2014 of Hughes Network Systems, LLC and HNS Finance Corp.*

*	Filed herewith.