Form 10-Q
period 2006-09-30
Hughes Communications, Inc.
filed 2006-11-14
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51784

HUGHES COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3871202
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11717 Exploration Lane, Germantown, Maryland 20876

(Address of Principal Executive Offices and Zip Code)

(301) 428-5500

(Registrant’s Telephone Number, Including Area Code)

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2006 was 18,972,089.

HUGHES COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$131,151	$21,964
Short-term investments	83,753	6,000
Receivables, net	168,284	47
Inventories, net	56,598	—
Prepaid expenses and other	45,184	3,330
Deferred income taxes	1,007	23,378
Asset held for sale	—	468

Total current assets	485,977	55,187

Property, net	291,888	18
Capitalized software costs, net	32,636	—
Intangible assets, net	31,211	—
Investment in Hughes Network Systems, LLC	—	75,282
Investment in Mobile Satellite Ventures LP	—	42,761
Deferred income taxes	1,014	26,956
Other assets	41,733	5,133

Total Assets	$884,459	$205,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,340	$2,380
Short term borrowings	23,864	—
Accrued liabilities	116,837	2,473
Due to affiliates	6,845	—
Liabilities held for sale	—	525

Total current liabilities	194,886	5,378

Long-term debt	465,295	—
Other long-term liabilities	10,162	—

Total liabilities	670,343	5,378

Minority interests	5,032	8,474

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, $0.01 par value, net of amortized discount of $28,194 at December 31, 2005	—	93,100
Stockholders’ Equity
Preferred stock, $0.001 par value. Authorized 1,000,000 shares, no shares issued and outstanding	—	—
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, issued 1,199,077 shares as Series A Redeemable Convertible Preferred Stock at December 31, 2005	—	—
Common stock, $0.001 par value. Authorized 64,000,000 shares; issued and outstanding 18,817,289 shares at September 30, 2006 and 4,365,988 shares at December 31, 2005	19	4
Non-voting common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 4,495,106 shares at December 31, 2005	—	45
Additional paid in capital	625,702	473,737
Accumulated deficit	(419,865)	(371,295)
Accumulated other comprehensive income (loss)	3,228	(4,106)

Total Stockholders’ Equity	209,084	98,385

Total Liabilities and Stockholders’ Equity	$884,459	$205,337

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Services	$112,215	$196	$325,257	$443
Hardware sales	97,546	—	290,039	—

Total Revenues	209,761	196	615,296	443

Operating costs and expenses
Cost of services	80,022	47	227,374	279
Cost of hardware products sold	74,175	—	237,193	—
Research and development	3,786	—	18,032	—
Sales and marketing	18,363	—	58,200	—
General and administrative	12,973	1,650	41,653	5,758
Amortization of intangibles	1,132	—	3,397	—

Total Operating Costs and Expenses	190,451	1,697	585,849	6,037

Operating Income (Loss)	19,310	(1,501)	29,447	(5,594)
Interest expense	(11,158)	—	(32,648)	—
Equity in earnings of Hughes Network Systems, LLC	—	6,364	—	12,887
Equity in loss of Mobile Satellite Ventures LP	—	(1,563)	(1,521)	(7,519)
Other income, net	4,285	1,320	8,843	2,176

Income before discontinued operations and taxes	12,437	4,620	4,121	1,950
Income tax expense	(1,068)	—	(52,889)	—

Income (loss) before discontinued operations	11,369	4,620	(48,768)	1,950
Income (loss) from discontinued operations	—	938	(42)	(294)
Gain on sale of discontinued operations	—	—	240	—

Net Income (Loss)	11,369	5,558	(48,570)	1,656
Cumulative dividends and accretion of convertible preferred stock to liquidation value	—	(2,492)	(1,454)	(7,477)

Net Income (Loss) Attributable to Common Stockholders	$11,369	$3,066	$(50,024)	$(5,821)

Basic earnings (loss) per common share:
Continuing operations	$0.60	$0.24	$(3.15)	$(0.63)
Discontinued operations	—	0.11	0.01	(0.03)

Basic net earnings (loss) per share	$0.60	$0.35	$(3.14)	$(0.66)

Diluted earnings (loss) per common share:
Continuing operations	$0.60	$0.23	$(3.15)	$(0.63)
Discontinued operations	—	0.10	0.01	(0.03)

Net earnings (loss) per share	$0.60	$0.33	$(3.14)	$(0.66)

Basic weighted average common shares outstanding	18,811,645	8,852,753	15,941,853	8,790,831

Diluted weighted average common shares outstanding	19,059,227	9,310,806	15,941,853	8,790,831

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net (loss) income	$(48,570)	$1,656
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	42	294
Depreciation and amortization	28,736	20
Amortization of debt issuance cost	698	—
Equity plan compensation expense	2,087	736
Equity in earnings of Hughes Network Systems, LLC	—	(12,887)
Equity in losses of unconsolidated affiliates	1,970	7,519
Loss on investments in affiliates	—	1,211
Gain on disposal of assets	(221)	(49)
Deferred income taxes	48,313	—
Gain on receipt of investment by subsidiary	(1,787)	—
Minority interest	(22)	(1,531)
Compensation for issuance of warrants by consolidated subsidiary	—	56
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	35,583	(40)
Inventories, net	17,367	—
Prepaid expenses and other	3,946	5,419
Deferred revenue	—	(21)
Accounts payable	(22,814)	(5,050)
Accrued liabilities and other	(16,731)	(226)

Net cash provided by (used in) continuing operations	48,597	(2,893)
Net cash used in discontinued operations	(9)	(932)

Net cash provided by (used in) operating activities	48,588	(3,825)

Cash Flows from Investing Activities
Purchase interest in HNS, LLC	—	(50,000)
Cash paid for investments in affiliates	—	(562)
Change in restricted cash	2,001	(3,060)
Net (purchases) sales of short-term investments	(67,219)	49,251
Expenditures for property	(53,835)	(3)
Proceeds from sale of property and intangibles	669	74
Sales of investment in affiliates	—	517
Expenditures for capitalized software	(12,962)	—
Acquisitions/divestitures, net of cash received	12,870	—
Other, net	(54)	—

Net cash used in continuing operations	(118,530)	(3,783)
Net cash used in discontinued operations	—	(58)

Net cash used in investing activities	(118,530)	(3,841)

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Financing Activities
Net decrease in notes and loans payable	(1,463)	—
Debt borrowing from Apollo	100,000	—
Debt repayment to Apollo	(100,000)	—
Proceeds from rights offering	100,000	—
Distribution to SkyTerra	(8,789)	—
Payment of dividends on preferred stock	(1,394)	(4,182)
Proceeds from short term borrowings	—	229
Proceeds from exercise of stock options and warrants	1,982	80
Repurchase of common stock of consolidated subsidiary	—	(4)
Long-term debt borrowings	454,452	—
Repayment of long-term debt	(354,415)	—
Debt issuance cost	(11,169)	—

Net cash provided by (used in) continuing operations	179,204	(3,877)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	179,204	(3,877)
Effect of exchange rate changes on cash and cash equivalents	(75)	15

Net increase in cash and cash equivalents	109,187	(11,528)
Cash and cash equivalents at beginning of the period	21,964	34,759

Cash and cash equivalents at end of the period	$131,151	$23,231

Supplemental Cash Flow Information
Cash paid for interest	$18,729	$—
Cash paid for income taxes	$3,983	$—

See accompanying notes to condensed consolidated financial statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Transactions

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. Through a series of transactions in 2005 and 2006, HCI acquired the businesses that it owned as of September 30, 2006. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.

•	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 24% on an undiluted basis.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

•	its ownership of 50% of the voting, or Class A, membership interests of Hughes Network Systems, LLC (“HNS”), and as a result, HCI became HNS’ managing member. SkyTerra acquired its 50% of the Class A membership interests of HNS on April 22, 2005 from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and from April 22, 2005 to December 31, 2005, SkyTerra served as HNS’ managing member. The events of April 22, 2005 are referred to herein as “the April 2005 Transaction”;

•	its interests in Electronic System Products, Inc. (“ESP”);

•	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

•	certain minority investments, including SkyTerra’s interests in Navigauge, Inc. (“Navigauge”), Miraxis, LLC (“Miraxis”), Edmund Holdings, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

•	On January 1, 2006, HCI acquired the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash pursuant to the Membership Interest Purchase Agreement entered into by HCI, then a wholly owned subsidiary of SkyTerra, and DIRECTV on November 10, 2005 (the “November 2005 Agreement”). The events of January 1, 2006 are referred to herein as “the January 2006 Transaction.” As a result, as of January 1, 2006, HNS is a wholly owned subsidiary of HCI. HNS’ results from that date forward are consolidated by HCI, and the bases of HNS’ assets and liabilities were adjusted to their fair values (see Note 4).

•	On February 21, 2006, SkyTerra separated into two publicly owned companies (the “Distribution”): HCI and SkyTerra. To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of HCI common stock for each share of SkyTerra’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006). As the Distribution did not qualify as a tax free spin-off, SkyTerra expects to generate significant taxable income in 2006 for federal and state income tax purposes (see Note 15).

•	SkyTerra retained its interest in Mobile Satellite Ventures, LP, (the “MSV Joint Venture”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities, the balance, if any, of which will be transferred to the Company upon a change of control of

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SkyTerra. In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions” (“APB No. 29”), the Company distributed these assets at their historical basis on the date of the Distribution. On September 25, 2006 SkyTerra closed a transaction in connection with MSV which triggered a change in control. SkyTerra has preliminarily indicated that there are no remaining funds to be transferred to the company as a result of qualified expenditures as defined under the agreement.

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

Note 2: Description of Business

Through HNS, the Company is a leading provider of network services that utilize very small aperture terminals (“VSATs”) to distribute signals via satellite. The Company’s services and products serve a variety of consumers, small and medium sized businesses (“Consumer/SMB”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and broadcast video. The Company also operates a VSAT service that provides broadband Internet access to Consumer/SMB customers.

The Company also provides hardware and point-to-multipoint networking systems solutions to customers with mobile satellite voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by the Company. As with the VSAT systems, the Company also provides ongoing network support services under contracts with its mobile satellite or terrestrial transmission systems customers.

SPACEWAY is a next-generation digital satellite communications system designed to utilize high-capacity Ka-band satellites and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The system is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. The Company expects to launch its SPACEWAY 3 satellite in early 2007 and introduce service in North America on SPACEWAY’s network the first half of 2007.

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

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”). They include the assets,

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities, operating results, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes it has made all adjustments, consisting of only those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and the financial statements and related notes contained therein, filed with the Securities and Exchange Commission on April 17, 2006.

The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of HNS (from January 1, 2006, the date of the January 2006 Transaction), ESP, and Miraxis. The Company’s results of operations for the three and nine month periods ended September 30, 2005 only include the activity of HNS subsequent to April 22, 2005, the date of the April 2005 Transaction. The Company’s results for the period April 23, 2005 through September 30, 2005 reflect the Company’s proportionate share of HNS’ results using the equity method of accounting because the Company was not the primary beneficiary as defined in FIN 46R.

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

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs” (“EITF 02-11”). Accordingly, the Company was considered the divesting entity and was treated as the “accounting successor” to SkyTerra for financial reporting purposes, and SkyTerra was treated as if it had been distributed by the Company. This treatment was required because, among other things, (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF 02-11. For the nine month period ended September 30, 2006, the Company’s results include the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution, and reflect the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

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

Business Combinations and Intangibles

The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangibles with definite lives are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

Included in hardware sales revenue for the three and nine months ended September 30, 2006 are revenues of $1.6 million and $23.3 million, respectively, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which the Company has retained a financial obligation to the financial institution. At the inception of the operating lease, the Company receives cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognizes a corresponding liability to the financial institution for those transactions.

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

Income Taxes

Through the date of the Distribution, the Company’s results will be included in the consolidated federal income tax return to be filed by SkyTerra. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Transaction, DIRECTV retained the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. The Company has recorded a liability in the balance sheet for the estimated amount the Company may be required to pay to DIRECTV resulting from prepaid taxes that exceeded tax liabilities as of April 22, 2005.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into common stock. However, in accordance with FAS 128, “Earnings per Share,” potential common shares have been excluded from the computation of any diluted per share amount in periods when a loss from continuing operations exists or when their inclusion would be anti-dilutive. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

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

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding—basic	18,811,645	8,852,753	15,941,853	8,790,831
Effect of dilutive securities:
Restricted stock units	130,000	—	—	—
Restricted stock awards	15,271	—	—	—
Options to purchase common stock	102,311	458,053	—	—

Weighted average common shares outstanding—diluted	19,059,227	9,310,806	15,941,853	8,790,831

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of net income to pro forma net income (loss) as if the fair value method had been applied to all SkyTerra employee awards:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$5,558	$1,656
Stock-based employee (contra-expense) compensation expense, as reported	(50)	292
Total stock-based employee compensation expense determined under fair value based method for all awards	(427)	(947)

Pro forma net income	5,081	1,001
Cumulative dividends and accretion of convertible preferred stock to liquidation value	(2,492)	(7,477)

Pro forma Net Income (Loss) Attributable to Common Stockholders	$2,589	$(6,476)

Basic net income (loss) attributable to common stockholders per share
As reported	$0.35	$(0.66)
Pro forma	$0.29	$(0.74)

Diluted net income (loss) attributable to common stockholders per share
As reported	$0.33	$(0.66)
Pro forma	$0.28	$(0.74)

Restricted Stock Awards

In January 2006, the board of directors of the Company approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 2,700,000 shares of common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. The Company issues shares under the Incentive Plan to officers and key employees and contractors of the Company and its wholly-owned subsidiaries. In accordance with the terms of the Incentive Plan, in August 2006 the board delegated to Mr. Pradman P. Kaul, the Chief Executive Officer of HCI, the authority to award, at his discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. These awards are issued at their fair market value on the date of grant.

During September 2006, the Company issued 156,100 restricted shares under the Incentive Plan. These shares vest 50% on the second anniversary of issuance and an additional 25% on each of the third and fourth anniversaries of issuance. The fair value is calculated as the market price upon issuance. The Company accounts for the issuance of shares in accordance with the provisions of SFAS 123(R), “Share Based Payments.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period. The Company recorded compensation expense of approximately $38,000 for the quarter and year to date.

Short-Term Investments

The Company considers all debt securities with original maturities of more than ninety days but less than one year as short-term investments and classifies investments in such short-term debt securities as either held to maturity or available-for-sale. These investments are diversified among high credit quality securities in accordance with the Company’s investment policy. All short-term investments at September 30, 2006 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). As of September 30, 2006 and December 31, 2005, the book value of available-for-sale securities approximates fair value and was $83.8 million and $6.0 million, respectively. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security. Such amortization and accretion are included in interest income.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying balance sheets. At September 30, 2006, the Company had $5.9 million of restricted cash which secures certain letters of credit and $0.8 million of restricted cash equal to the value of the surety bond issued in connection with the Company’s license application submitted to the Federal Communications Commission (“FCC”) in April 2005. At December 31, 2005, the Company had $3.1 million of restricted cash related to such FCC license application. The letters of credit expire in 2007, with automatic renewal provisions until 2015. Restrictions on the cash securing the letters of credit will be removed as the letters of credit expire.

Receivables, Net

Receivables, net includes contracts in process that are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Advances and progress billings are offset against contract-related receivables, as appropriate.

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

Property and Depreciation

Except as described in Note 4 with respect to the acquisition by HCI, property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted periodically to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Some of the Company’s foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded as part of accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

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

The carrying value of cash and cash equivalents; short-term investments; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at September 30, 2006 and December 31, 2005.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, the Company enters into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments, and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of September 30, 2006, HNS had purchased foreign exchange contracts totaling $2.0 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The face amount of the foreign exchange contracts approximated their estimated fair values at September 30, 2006.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined what impact, if any, SFAS No. 157 will have on our results of operations or financial position.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements, or SAB No. 108. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. We have not yet determined what impact, if any, SAB 108 will have on our results of operations or financial position.

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

Upon the closing of the January 2006 Transaction, the Company includes the accounts of HNS in its consolidated financial statements. In accordance with SFAS No. 141, the Company has allocated the total purchase price paid by SkyTerra and the Company in the April 2005 Transaction and the January 2006 Transaction to the assets acquired and liabilities assumed at their estimated fair value. Management determined the preliminary fair value based upon a number of factors, including the use of a preliminary independent appraisal of property and equipment and intangible assets. The estimated excess of the fair value of the net assets acquired over the amount paid of approximately $344.5 million has been reflected as a reduction of fair value, on a pro rata basis, of long-lived assets in accordance with SFAS No. 141. The estimated fair value is preliminary and subject to revision, including the finalization of the valuation of property and equipment and intangible assets and evaluation of the Company’s other long lived assets and non-current liabilities, which is expected to be completed in the fourth quarter of 2006. The final valuation will be based on the actual assets acquired and liabilities assumed at the acquisition date and management’s consideration of the independent appraisal work. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction to the Company. The estimated fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006 are as follows (dollars in thousands):

Amount
Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares at $17.20 per share)	5,160
Direct acquisition costs	547
HCI equity in earnings of HNS following the April 2005 transaction through December 31, 2005	20,122

Total Purchase Price	$175,829

Based upon the valuation mentioned above, the purchase price and the value of net assets acquired have preliminarily been allocated as follows (dollars in thousands):

	Preliminary Fair Market Value of Net Assets	Pro rata Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$450,036	$—	$450,036
Property, net	538,920	(279,774)	259,146
Other assets	143,871	(64,687)	79,184

Total Assets	1,132,827	$(344,461)	788,366

Current liabilities	(240,869)		(240,869)
Non-current liabilities	(365,074)		(365,074)
Minority interests	(6,594)		(6,594)

Net Assets Acquired	$520,290		$175,829

Note 5: Receivables, Net

Receivables, net as of September 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Trade receivables	$151,257	$125
Contracts in process	25,891	—
Other receivables	1,982	—

Total Receivables	179,130	125
Allowance for doubtful accounts	(10,846)	(78)

Total Receivables, Net	$168,284	$47

The Company expects to collect $9.0 million of the contracts in process balance of $25.9 million at September 30, 2006 by December 31, 2006 and $6.5 million, $5.3 million, $2.9 million and $2.2 million are due in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

Amounts due from affiliates totaling $0.8 million at September 30, 2006 are included in trade receivables. There were no amounts due from affiliates included in trade receivables at December 31, 2005.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Inventories, Net

The Company had no inventory prior to the January 1, 2006 acquisition of HNS. Inventories, net at September 30, 2006 is as follows (dollars in thousands):

September 30, 2006
Productive material and supplies	$16,621
Work in process	11,886
Finished goods	43,177

Total inventories	71,684
Provision for excess or obsolete inventories	(15,086)

Total Inventories, net	$56,598

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

In June 2006, the Company made a decision to shift its primary focus exclusively to the broadband market. As a result of this decision, the Company evaluated the narrowband products in its inventory and recorded an addition to its provision for excess or obsolete inventories of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. This charge was included in cost of hardware products sold for the quarter ended June 30, 2006 and primarily relates to the VSAT segment. Of this amount, $8.4 million of narrowband products were disposed of during the third quarter and substantially all of the remaining balance is expected to be disposed of in the next six months.

Note 7: Property, Net

Property, net at September 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	Estimated Useful Lives (years)	September 30, 2006	December 31, 2005
Land and improvements	10-30	$6,971	$—
Buildings and leasehold improvements	1-40	17,812	—
Machinery and equipment	3-23	58,193	263
Furniture, fixtures, and office machines	3-15	253	32
VSAT operating lease hardware	2-5	33,003	—
Construction in progress - SPACEWAY	—	193,227	—
- Other	—	4,335	—

Total Property		313,794	295
Accumulated depreciation		(21,906)	(277)

Total Property, Net		$291,888	$18

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Intangible Assets, Net

The following table sets forth the preliminary amounts recorded for intangible assets acquired in connection with the January 1, 2006 acquisition of HNS:

	Estimated Useful Lives (years)	September 30, 2006
Backlog and customer relationships	5-13	$19,437
Patented technology and trademarks	10	15,171

Total Intangible Assets		34,608
Accumulated amortization		(3,397)

Total Intangible Assets, Net		$31,211

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

The following table presents summarized consolidated financial information for the MSV Joint Venture. Balance sheet information is only presented as of December 31, 2005, as the Company had no interest in the MSV Joint Venture as of September 30, 2006. Statement of operations information for 2006 is provided for the three month period ended March 31, 2006, the quarterly period in which the Distribution occurred. The Company’s statement of operations for periods ending in 2006 includes results through the date of the Distribution. The net loss of the MSV Joint Venture through the date of the Distribution includes a gain of $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of FIN 46R.

December 31, 2005
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$119,806
Noncurrent assets	$96,978
Current liabilities	$11,811
Noncurrent liabilities	$23,713
Partners’ equity	$181,260

	Three Months Ended		Nine Months Ended September 30, 2005
	March 31, 2006	September 30, 2005
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$8,142	$7,905	$22,554
Loss from operations	$(12,245)	$(9,529)	$(29,351)
Net loss	$(10,701)	$(6,710)	$(33,414)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10: Short-Term Borrowing and Long-Term Debt

The Company had no short-term borrowings or long-term debt prior to the January 1, 2006 acquisition of HNS. Borrowings and debt as of September 30, 2006 are summarized as follows (dollars in thousands):

Short-Term Borrowings and Current Portion of Long-Term Debt

	September 30, 2006
	Interest Rates	Amount
Revolving bank borrowings	6.75% - 14.25%	$2,219
Term loans payable to banks	8.50% - 9.75%	1,412
VSAT hardware financing	4.00% - 9.00%	20,233

Total Short Term Borrowings and Current Portion of Long -Term Debt		$23,864

Outstanding revolving bank borrowings at September 30, 2006 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. Outstanding revolving borrowings of $0.4 million are at variable rates tied to the Mumbai Inter Bank Offer Rate, and are adjusted monthly. The balances of outstanding revolving borrowings of $1.8 million are at fixed rates. The total remaining available for borrowing by the Indian subsidiary under the revolving lines of credit is $1.1 million at September 30, 2006.

Long-Term Debt

	September 30, 2006
	Interest Rates	Amount
Senior notes	9.50%	$450,000
Term loans payable to banks	8.50% - 9.75%	1,308
VSAT hardware financing	4.00% - 9.00%	13,987

Total Long-Term Debt		$465,295

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

On April 13, 2006, HNS completed an offering of $450.0 million of 9 1/2% Senior Notes. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest as of September 30, 2006 of $20.0 million is included in accrued liabilities. With a portion of the proceeds of the Senior Notes, HNS repaid in full the borrowings outstanding under the first and second lien term loans. In connection with the offering of the Senior Notes, HNS entered into a registration rights agreement with the purchasers of the Senior Notes requiring HNS to complete a registered exchange offer related to the Senior Notes within 360 days after April 13, 2006. HNS’ registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time HNS commenced the registered exchange offer for the Senior Notes. The expiration of the exchange offer is November 29, 2006, unless extended.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of April 13, 2006, the issuer of the revolver was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit outstanding under the JPM revolving credit facility prior to April 13, 2006 remained in place between the parties to the letters of credits and JPM. At that date, JPM was issued a letter of credit under the BOA revolving credit facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA revolving credit facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA revolving credit facility. As of September 30, 2006, $5.8 million remained outstanding on the letter of credit issued to JPM. Other outstanding letters of credit issued under the BOA revolving credit facility totaled $7.2 million. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA revolving credit facility totaled $37.0 million at September 30, 2006.

The agreement governing the amended revolving credit facility and the indenture governing the Senior Notes require HNS to comply with certain covenants, for as long as, (1) in the case of the amended revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on HNS’ ability and/or certain of HNS’ subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving HNS’ businesses and properties, maintaining insurance over HNS’ assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent HNS’ financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS was in compliance with all of its debt covenants at September 30, 2006.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. In addition, the Company purchases certain advertising services from DIRECTV. Related parties previously included News Corporation, who became a related party on December 23, 2003 when it purchased a minority interest in DIRECTV from General Motors Corporation (“GM”), and its affiliates, including DIRECTV and its affiliates. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DIRECTV and its affiliates, ceased to be related parties as of January 1, 2006. Subsequent to the April 2005 Transaction, related parties of the Company include Apollo Management, L.P., Apollo Investment Fund IV, L.P. and their affiliates (collectively, “Apollo”), which includes SkyTerra.

Sponsor Investment

At September 30, 2006, Apollo owned, directly or indirectly, approximately 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Orbital Slot Agreement

In July 2006, HNS entered into an agreement with two related parties whereby such parties will allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo Investment Fund IV, the Company’s controlling shareholder. A member of the Company’s board of directors and of HNS’ board of managers is the Managing Director of one of the related parties, is the CEO and President of the other related party, and also owns a small interest in each. Another member of HNS’ board of managers and a director of the Company is a director of one of the related parties. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million annually between 2007 and 2010, and $1.0 million annually between 2011 and 2016.

Agreement with Hughes Telematics Inc.

In July 2006, we granted a limited license to Hughes Telematics Inc., or HTI, allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a reasonable royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing engineering development services to HTI and we will be compensated at customary rates for such services. As of September 30, 2006, we have been authorized to provide services in the amount of $1.9 million.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HTI is controlled by an Apollo affiliate. The Company is controlled by Apollo. A member of HNS’ board of managers is the Chief Executive Officer and a director of the HTI and owns approximately 1.0% of the equity of HTI. In addition, another member of HNS’ board of managers and a director of the Company is a director of HTI.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006 we signed a definitive sales contract, with Mobile Satellite Ventures LP, or MSV, to design, develop and supply of a satellite base transceiver sub-system for a fixed price of approximately $43.0 million. Our controlling stockholder, Apollo Investment Fund IV, L.P., and its affiliates own approximately 25% of SkyTerra and three individuals associated with Apollo currently serve on the five member board of directors of SkyTerra. As of November 3, 2006 SkyTerra owned a majority of and controls MSV. Two members of HNS’ board of managers who are also directors of the Company are directors of MSV and SkyTerra. Another member of HNS’ board of managers and a director of the Company is chief executive officer of SkyTerra and a director of MSV.

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

The following table summarizes sales and purchase transactions with related parties including satellite transponder payments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$1,511	$7	$2,599	$18
Purchases	$16,608	$—	$33,777	$—

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties (dollars in thousands):

	September 30, 2006	December 31, 2005
Due from related parties	$750	$—
Due to related parties	$7,066	$—

Note 12: Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common stockholders	$11,369	$3,066	$(50,024)	$(5,821)
Other comprehensive income:
Foreign currency translation adjustments	611	(82)	2,078	354
Unrealized gains on securities	2,499	—	5,256	—

Total Other Comprehensive Income	3,110	(82)	7,334	354

Total Comprehensive Income (Loss)	$14,479	$2,984	$(42,690)	$(5,467)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Segment Information

The Company’s consolidated operations have been classified into four reportable segments: VSAT (including SPACEWAY), which provides satellite-based private networks and broadband Internet access to Consumer/SMB customers; Telecom Systems, consisting of the Company’s mobile satellite communications business and its terrestrial microwave network services business; MSV Joint Venture (through the date of the Distribution), which provides mobile digital voice and data communications services via satellite; and Parent and Other.

The following tables present certain financial information on the Company’s reportable segments as of and for the three and nine months ended September 30, 2006 (dollars in thousands). For the MSV Joint Venture, information is provided as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. The Company’s statements of operations for the three and nine months ended June 30, 2006 only includes results of the MSV Joint Venture through the date of the Distribution. As of September 30, 2006, the Company no longer had an investment in the MSV Joint Venture. Since the Company’s 23% share of the results of the MSV Joint Venture operations through the date of the Distribution are already included in the Parent and Other column, the Eliminate MSV Joint Venture column removes the results of the MSV Joint Venture shown in the MSV Joint Venture column.

	Three months ended September 30, 2006
	VSAT	Telecom	Parent and Other	Consolidated
Revenues	$186,608	$23,007	$146	$209,761
Segment operating (loss) income	$13,740	$6,312	$(742)	$19,310
Depreciation and amortization	$11,413	$107	$—	$11,520
Segment assets	$613,042	$31,392	$240,025	$884,459
Capital expenditures	$18,710	$1,369	$—	$20,079

	Nine months ended September 30, 2006
	VSAT	Telecom	MSV Joint Venture(1)	Parent and Other	Eliminations(2)	Consolidated
Revenues	$551,772	$63,138	$8,142	$386	$(8,142)	$615,296
Segment operating income (loss)	$19,194	$13,529	$(12,245)	$(3,276)	$12,245	$29,447
Depreciation and amortization	$28,471	$265	$—	$—	$—	$28,736
Segment assets	$613,042	$31,392	$646,587	$240,025	$(646,587)	$884,459
Capital expenditures	$60,758	$6,039	$—	$—	$—	$66,797

(1)	Represent the Company’s 23% share of the MSV Joint Venture’s result of operations as of and for the three months ended March 31, 2006, the period in which the Distribution occurred.
(2)	To eliminate the Company’s share of the MSV Joint Venture’s results as it is shown in both the MSV Joint Venture and the Parent and Other columns.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005
	MSV Joint Venture(1)	HNS(2)	Parent and other	Eliminations(3)	Consolidated
Revenues	$7,905	$200,618	$196	$(208,523)	196
Operating expenses	(17,434)	(181,263)	(1,697)	198,697	(1,697)

(Loss) income from operations	(9,529)	19,355	(1,501)	(9,826)	(1,501)
Equity in earnings of Hughes Network Systems, LLC	—	—	6,364	—	6,364
Equity in loss of Mobile Satellite Ventures LP	—	—	(1,563)	—	(1,563)
Other income (expense), net	2,819	(6,883)	1,320	4,064	1,320

(Loss) income before discontinued operations	$(6,710)	$12,472	$4,620	$(5,762)	$4,620

	Nine months ended September 30, 2005
	MSV Joint Venture(1)	HNS(2)	Parent and other	Eliminations(3)	Consolidated
Revenues	$22,554	$355,337	$443	$(377,891)	$443
Operating expenses	(51,905)	(318,916)	(6,037)	370,821	(6,037)

(Loss) income from operations	(29,351)	36,421	(5,594)	(7,070)	(5,594)
Equity in earnings of Hughes Network Systems, LLC	—	—	12,887	—	12,887
Equity in loss of Mobile Satellite Ventures LP	—	—	(7,519)	—	(7,519)
Other income (expense), net	(4,063)	(11,793)	2,176	15,856	2,176

(Loss) income before discontinued operations	$(33,414)	$24,628	$1,950	$8,786	$1,950

(1)	Represents the Company’s 23% share of the MSV Joint Venture’s results of operations.
(2)	Represents the Company’s 50% share of HNS’s results of operations for the period following the April 2005 Transaction.
(3)	To eliminate the Company’s share of the MSV Joint Venture results and HNS results as each is included in the MSV Joint Venture and HNS columns, respectively, and are also included in the Parent and Other column.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Discontinued Operations

In April 2004, SkyTerra signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband Internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. While establishing centers which provide these services on two university campuses during the fourth quarter of 2004, AfriHUB experienced significant unanticipated delays and costs in opening these facilities, as well as greater price sensitivity within the university communities. As a result, AfriHUB suspended its planned roll out of service to additional campuses and is actively pursuing other opportunities to provide technical training in the Nigerian market, including establishing a facility on a single additional campus. Effective February 20, 2006, the Company entered into a Membership Interest and Note Purchase Agreement and sold its equity and debt interests in AfriHUB for a promissory note with a principal amount of $0.15 million and a maturity date of February 20, 2007. A gain on the sale of $0.2 million is included in the Company’s statement of operations for the nine month period ended September 30, 2006.

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

During the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. During the nine months ended September 30, 2006, the Company recorded income tax expense of $52.9 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense includes taxes on income earned by the Company’s subsidiaries in India and Brazil and estimated domestic state income taxes. As the Company has not met the more likely than not criteria of SFAS 109, “Accounting for Income Taxes,” the Company maintained a full valuation allowance on its deferred tax assets as of September 30, 2006.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 17: Stockholders’ Equity

HCI is a publicly-traded company and its common stock is traded on the NASDAQ Global Market under the symbol “HUGH”. The Company’s certificate of incorporation was amended and restated in February 2006 in connection with the Distribution and the Separation Agreement. The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 18,817,289 shares were outstanding at September 30, 2006. Additionally the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share, of which none were outstanding at September 30, 2006. The Preferred Stock can be issued in one or more classes or series, and the board of directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of September 30, 2006, no class or series of preferred stock had been established by the Company’s board of directors.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the nine months ended September 30, 2006, in addition to the options to acquire 435,836 shares of HCI common stock as previously described, the Company issued the following equity instruments under the HCI Plan:

•	70,000 shares of restricted stock which vest over a two year period;

•	60,000 shares of restricted stock which vest over a three year period; and

•	fully vested options to acquire 40,000 shares of HCI common stock at an exercise price of $10.35/share.

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” the fair value of such shares is determined at the end of the reporting period, and accordingly, the fair value as of September 30, 2006 was used for determining compensation expense attributable to such shares. Stock-based compensation expense totaling $.5 million and $2.0 million was recorded in the three and nine month period ended September 30, 2006, respectively. For the three month period ended September 30, 2006, $0.4 million and $0.1 million was related to HCI and HNS, respectively. For the nine month period ended September 30, 2006, $1.7 million, $0.1 million and $0.2 million was related to HCI, SkyTerra and HNS, respectively. As of September 30, 2006, the Company had approximately $11.4 million of unrecognized compensation expense related to the HCI and HNS equity instruments that will be recognized over the weighted average life of such instruments, which is estimated to be 3.3 years. As a result of the re-pricing of certain SkyTerra stock options, the Company recognized compensation contra-expense of $0.1 million for the three months ended September 30, 2005 and compensation expense of $0.3 million for the nine months ended September 30, 2005.

The following table summarizes stock option stock activity and related information for the HCI Plan for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)
Outstanding at January 1, 2006	—	$—
Issued:
Issued to holders of SkyTerra options	435,836	$4.39
Issued to an HCI officer and a former HCI officer	40,000	$10.35
Exercised:
Exercised by holders of SkyTerra options	(359,169)	$1.33	$11,851
Exercised by an HCI officer	(20,000)	$10.35	$493

Outstanding at September 30, 2006	96,667	$16.97	$1,742

Exercisable at September 30, 2006	96,667	$16.97	$1,742

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options that are outstanding and exercisable as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$1.48*	5,000	$1.48	7.39	5,000	$1.48	7.39
$3.09*	5,833	$3.09	7.71	5,833	$3.09	7.71
$10.35	20,000	$10.35	0.25	20,000	$10.35	0.25
$20.23-$22.53*	65,834	$21.39	8.51	65,834	$21.39	8.51

	96,667	$16.97	6.70	96,667	$16.97	6.70

*	Consists of options issued to holders of SkyTerra options.

Restricted Stock Awards

In January 2006, the board of directors of the Company approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 2,700,000 shares of common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Incentive Plan, in August 2006 the board delegated to Mr. Pradman P. Kaul, the Chief Executive Officer of HCI, the authority to award, at his discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The Company issues shares under the Incentive Plan to officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant.

During September 2006 the Company issued 156,100 shares of restricted stock under the Incentive Plan. These shares vest 50% on the second anniversary of issuance and an additional 25% on each of the third and fourth anniversaries of issuance. The fair value is calculated as the market price upon issuance. The Company accounts for the issuance of shares in accordance with the provisions of SFAS 123(R), “Share Based Payments.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period. The Company recorded compensation expense of approximately $38,000 for the quarter and fiscal year to date.

SkyTerra Plans

SkyTerra provided incentive and nonqualified stock option plans for directors, officers, and key employees of SkyTerra and others. The number of options to be granted and the option prices were determined by the compensation committee of SkyTerra’s board of directors in accordance with the terms of the plans. Options generally expired five to ten years after the date of grant.

During 1998, SkyTerra’s board of directors approved the Stock Incentive Plan under which “non-qualified” stock options (“NQSOs”) to acquire shares of SkyTerra common stock could be granted to non-employee directors and consultants of SkyTerra, and “incentive” stock options (“ISOs”) to acquire shares of SkyTerra common stock could be granted to employees. The Stock Incentive Plan also provided for the grant of stock appreciation rights, shares of restricted stock, deferred stock awards, dividend equivalents, and other stock-based awards to SkyTerra’s employees, directors, and consultants. Under the Stock Incentive Plan, the option price of any ISO could not be less than the fair market value of a share of SkyTerra common stock on the date on which the option is granted. The option price of an NQSO could be less than the fair market value on the date the NQSO is granted if the SkyTerra

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

board of directors so determined. An ISO could not be granted to a “ten percent stockholder” (as such term is defined in section 422A of the Internal Revenue Code) unless the exercise price was at least 110% of the fair market value of the common stock and the term of the option could not exceed five years from the date of grant. Common stock subject to a restricted stock purchase or a bonus agreement was transferable only as provided in such agreement. The maximum term of each stock option granted to persons other than ten percent stockholders was ten years from the date of grant.

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

For the nine months ended September 30, 2005, the Company issued options to purchase 152,500 shares of SkyTerra common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model. During the period from January 1, 2006 through the date of the Distribution, the Company received approximately $1.3 million in proceeds from the exercise of SkyTerra stock options.

At September 30, 2006 there were no SkyTerra stock options exercisable or outstanding. The following table summarizes SkyTerra stock option activity and related information for the period from January 1, 2006 through the date of the Distribution:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ thousands)
Outstanding at January 1, 2006	1,092,093	$11.81
Exercised	(25,700)	$6.29	$921
Effect of the Distribution	(1,066,393)	$8.30	14,949

Outstanding at September 30, 2006	—	—	—

Exercisable at September 30, 2006	—	—	—

Note 19: Contingencies and Commitments

Regulatory

In April 2005, the Federal Communications Commission (“FCC”) approved a license application submitted by the Company which provides the Company with access to a satellite orbital slot. To ensure that the Company complies with certain milestones with respect to the construction, launch and initial operation of a satellite in the orbital slot, the FCC requires the Company to maintain a surety bond with an initial amount of $3.0 million. As the milestones are achieved over a five year schedule, the amount of the surety bond will be reduced. To secure the Company’s obligation to the issuer of the surety bond, the Company must maintain a letter of credit in an amount equal to the value of the surety bond. The letter of credit agreement requires the Company to maintain a restricted cash account for 102% of the amount of the letter of credit. In July 2006, the FCC approved a reduction in the value of the surety bond to $0.8 million. In August 2006, the Company reduced the restricted cash balance securing the surety bond to this amount. As of September 30, 2006, the Company had approximately $0.8 million in the restricted cash account related to the license application.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against HNS arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although it may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $27.9 million that were undrawn at September 30, 2006. Of this amount, $13.0 million were issued under the $50.0 million revolving credit facility (see Note 10), $4.8 million were secured by restricted cash (see Note 3), and $10.1 million were secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $2.4 million by December 31, 2006, $8.1 million in 2007, $6.4 million in 2008, and $6.8 million in 2009 and $4.2 million in 2010.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million. On August 4, 2006, in connection with the planned disposition by that former subsidiary of a business unit from which the Company had been procuring services, this agreement and the related commitment amount was amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company estimates that the amended purchase commitment will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company had spent $2.6 million through September 30, 2006 and had $2.8 million remaining to be spent through September 30, 2007.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, at September 30, 2006, HNS recorded a liability in the balance sheet for this investment in the amount of $8.9 million.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of the $49.0 million, $26.0 million was paid through September 30, 2006. The Company expects to pay $3.0 million of the balance by December 31, 2006 and the remainder in 2007. Additionally, the Company has entered into commitments with two companies totaling $73.7 million related to launch and launch operations services. Of this amount, $34.4 million was paid through September 30, 2006. Based on the expected launch of SPACEWAY 3 in the first half of 2007, the Company expects to pay $11.0 million by December 31, 2006 and the remainder in 2007.

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

As a result of the January 2006 Acquisition, as described below, our business has changed materially. For periods following the closing of the January 2006 Acquisition, we include the financial position and operating results of Hughes Network Systems, LLC (“HNS”) in our consolidated financial statements. From April 22, 2005 (the date of the April 2005 Transaction, as described below) through December 31, 2005, we recorded our investment in HNS using the equity method of accounting. On April 13, 2006, HNS and HNS Finance Corp. (together the “Issuers”) issued $450,000,000 principal amount of 9 1/2% Senior Notes due 2014 (the “Senior Notes”).

Overview

We operate our business primarily through HNS, a leading global provider of broadband satellite networks and services to the enterprise market and the largest satellite Internet access provider to the North American consumer and small and medium sized business (“Consumer/SMB”) market. In addition, HNS has leveraged its VSAT technology expertise to develop communication equipment for other end markets, where it supplies turn-key networking and terminal systems to mobile satellite-based voice and data service operators. Subsequent to April 2005, when SkyTerra Communications, Inc. (“SkyTerra”) completed the acquisition of 50% of the Class A membership interests of HNS, SkyTerra served as the managing member of HNS. In December 2005, SkyTerra contributed its Class A membership interest of HNS to us and we became the managing member. In January 2006, we acquired the remaining 50% of the Class A membership interests of HNS.

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

On April 22, 2005, SkyTerra acquired 50% of HNS’ Class A membership interests (which it contributed to us on December 31, 2005) from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and became HNS’ managing member. The events of April 22, 2005, are referred to herein as the “April 2005 Transaction.” Our results for 2005 reflect our investment in HNS after the April 2005 Transaction under the equity method of accounting, whereby we record our proportionate share of HNS’ operating results.

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

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This treatment is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra. For the nine months ended September 30, 2006, our results include the results of the business and assets retained by SkyTerra through the date of the Distribution and reflect the results of HNS on a consolidated basis effective January 1, 2006.

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

During the three and nine months ended September 30, 2005, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by its traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts. During the nine months ended September 30, 2006, our consolidated revenues were primarily derived from HNS’ operations, which we consolidate beginning January 1, 2006, as a result of the January 2006 Acquisition.

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

In October 2005, we acquired Series A preferred shares from Hughes Systique for $3.0 million, representing an ownership of approximately 24% on an undiluted basis. Hughes Systique provides software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications. Hughes Systique also supports other application areas such as wireless based networking, radio frequency identification device enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer and President, as well as certain former employees of HNS, including Mr. Kaul’s brother, Pradeep Kaul, who serves as Chief Executive Officer of Hughes Systique.

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

Effects of Strategic Initiatives on HNS’ Results of Operations

For a discussion of the effects of strategic initiatives on HNS’ results of operations, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein.

Factors Affecting HNS’ Results of Operations

For a discussion of the factors affecting HNS’ results of operations, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein.

Key Business Metrics for HNS

For a discussion of HNS’ key business metrics, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein.

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

Consolidation

We consolidate the operating results and financial position of subsidiaries in which we own a controlling financial interest, which is usually indicated by ownership of a majority voting interest of over 50% of the outstanding voting shares. We own approximately 93% of the voting interests of ESP and 100% of the voting interests of HNS, both of which have been included in our consolidated financial statements. Prior to the February 20, 2006 sale, we owned 70% of AfriHUB, which has been classified and reported as a discontinued operation in our consolidated financial statements, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

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

Included in hardware sales for the three and nine months ended September 30, 2006 are revenues of $1.6 million and $23.3 million, respectively, representing annual revenues under VSAT hardware operating leases with customers which are funded by third-party financial institutions and for which we have retained a financial obligation to the financial institution. At the inception of the operating lease, we receive cash from the financial institution for a substantial portion of the aggregate lease rentals and, for those transactions in which we have retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware), recognize a corresponding liability to the financial institution for those transactions.

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

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Services Revenues

Services revenues for the three months ended September 30, 2006 increased to $112.2 million from $0.2 million for the three months ended September 30, 2005, an increase of $112.0 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ revenues for the three months ended September 30, 2006 were $112.0 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Hardware Sales

Hardware sales revenue for the three months ended September 30, 2006 were $97.5 million, and all are related to HNS operations. There were no hardware sales in the three months ended September 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Cost of Services

Our cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. Cost of services for the three months ended September 30, 2006 increased to $80.0 million from $0.05 million for the three months ended September 30, 2005, an increase of $80.0 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ cost of services for the three months ended September 30, 2006 was $80.0 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Cost of Hardware Products Sold

Our cost of hardware products sold relates primarily to the cost of direct materials and subsystems (electronic components, antennas, etc.), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products, and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold for the three months ended September 30, 2006 was $74.2 million. We had no cost of hardware products sold in the three months ended September 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Research and Development

Research and development expenses relate to costs associated with engineering support for existing platforms and development efforts to build new products and software applications relating to our business. Research and development costs consist primarily of the salaries of certain members of our engineering staff burdened with an applied overhead charge as well as subcontractors, material purchases and other direct costs in support of product developments. Research and development expense for the three months ended September 30, 2006 was $3.8 million. We had no research and development expense prior to the January 1, 2006 acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses, as well as other subscriber acquisition costs related to our Consumer/SMB business. Sales and marketing expense for the three months ended September 30, 2006 was $18.4 million. We had no sales and marketing expense prior to the January 1, 2006 acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

General and Administrative

General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended September 30, 2006 increased to $13.0 million from $1.7 million for the three months ended September 30, 2005, an increase of $11.3 million. This increase relates primarily to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ general and administrative expenses for the three months ended September 30, 2006 were $12.1 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $1.1 million for the three months ended September 30, 2006. We had no intangible assets prior to the January 1, 2006 acquisition of HNS.

Interest Expense

Interest expense was $11.1 million for the three months ended September 30, 2006. We had no interest expense in the prior year. Interest expense during the three months ended September 30, 2006 consists primarily of interest on debt incurred by HNS related to the Senior Notes and VSAT hardware financing. Approximately $1.2 million of interest costs were capitalized in connection with the SPACEWAY program.

Equity in Earnings of Hughes Network Systems, LLC

For the three months ended September 30, 2005, we recorded income of $6.4 million relating to our 50% ownership of HNS for the period from April 22, 2005 through September 30, 2005. We recorded no income or loss under the equity method of accounting during the three months ended September 30, 2006 as we began to consolidate HNS’ results subsequent to the January 2006 Acquisition.

Equity in Loss of Mobile Satellite Ventures LP

For the three months ended September 30, 2005, we recorded expense of $1.6 million relating to our proportionate share of the MSV Joint Venture’s net loss. We recorded no income or loss associated with the MSV Joint Venture in the three months ended September 30, 2006 as we distributed our interest in the MSV Joint Venture to SkyTerra on the date of the Distribution.

Other Income, Net

For the three months ended September 30, 2006 and 2005, we recorded other income, net of $4.3 million and $1.3 million, respectively, an improvement of $3.0 million. The improvement is attributable to an increase of $3.0 million in interest income earned on the cash acquired in the January 1, 2006 acquisition of HNS and the excess cash generated from the proceeds of HNS’s Senior Notes offering.

Income Tax Expense

For the three months ended September 30, 2006, we recorded income tax expense of $1.1 million, attributable primarily to income earned by the international subsidiaries in India and Brazil that we acquired as part of the acquisition of HNS. For the three months ended September 30, 2005, no income tax expense was recorded, because we had incurred a year-to-date loss and were maintaining a full valuation allowance on our deferred tax assets at that time.

Income from Discontinued Operations

For the three months ended September 30, 2005, we recognized income from operations of AfriHUB of $0.9 million. AfriHUB was sold in February 2006, and accordingly no income or loss was recorded for the three months ended September 30, 2006.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

For the three months ended September 30, 2005, we recorded dividends and accretion of $2.5 million, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. We recorded no dividends and accretion during the three months ended September 30, 2006, as the Series A Preferred Stock remained with SkyTerra subsequent to the Distribution.

Results of Operations for the Nine months Ended September 30, 2006 Compared to the Nine months Ended September 30, 2005

Services Revenues

Services revenues for the nine months ended September 30, 2006 increased to $325.3 million from $0.4 million for the nine months ended September 30, 2005, an increase of $324.9 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ revenues for the nine months ended September 30, 2006 were $324.9 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Hardware Sales

Hardware sales for the three months ended September 30, 2006 were $290.0 million. There were no hardware sales in the three months ended September 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Cost of Services

Our cost of services relates to costs associated with the provision of network services, and consists primarily of satellite capacity leases, hub infrastructure, customer care, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. Cost of services for the nine months ended September 30, 2006 increased to $227.4 million from $0.3 million for the nine months ended September 30, 2005, an increase of $227.1 million. This increase was due to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ cost of services for the nine months ended September 30, 2006 was $227.3 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Cost of Hardware Products Sold

Our cost of hardware products sold relates primarily to the cost of direct materials and subsystems (electronic components, antennas, etc.), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products, and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold for the nine months ended September 30, 2006 was $237.2 million. We had no cost of hardware products sold in the nine months ended September 30, 2005, as we did not sell hardware products prior to our acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Research and Development

Research and development expenses relate to costs associated with engineering support for existing platforms and development efforts to build new products and software applications relating to our business. Research and development costs consist primarily of the salaries of certain members of our engineering staff burdened with an applied overhead charge as well as subcontractors, material purchases and other direct costs in support of product developments. Research and development expense for the nine months ended September 30, 2006 was $18.0 million. We had no research and development expense prior to the January 1, 2006 acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Sales and Marketing

Sales and marketing expense consists primarily of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses, as well as other subscriber acquisition costs related to our Consumer/SMB business. Sales and marketing expense for the nine months ended September 30, 2006 was $58.2 million. We had no sales and marketing expense prior to the January 1, 2006 acquisition of HNS. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

General and Administrative

General and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the nine months ended September 30, 2006 increased to $41.7 million from $5.8 million for the nine months ended September 30, 2005, an increase of $35.9 million. This increase relates primarily to the consolidation of HNS into our operations in connection with the January 2006 Acquisition. HNS’ general and administrative expenses for the nine months ended September 30, 2006 were $38.1 million. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-Q filed by HNS with the SEC related to the period ended September 30, 2006, which Form 10-Q is included as Exhibit 99.1 herein, for a comparison of HNS’ results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141, and amortization of intangible assets was $3.4 million for the nine months ended September 30, 2006. We had no intangible assets prior to the January 1, 2006 acquisition of HNS.

Interest Expense

Interest expense was $32.6 million for the nine months ended September 30, 2006. We had no interest expense in the prior year. Interest expense during the nine months ended September 30, 2006 primarily consists of $30.9 million of interest on debt incurred by HNS and $1.7 million of interest paid to Apollo in connection with the $100.0 million loan from Apollo to finance the January 2006 Acquisition. Interest expense at HNS primarily relates to the Senior Notes and the impact of increased interest of $2.0 million related to VSAT hardware financing and $1.5 million associated with the payment of the $325 million term indebtedness in the second quarter. Approximately $3.0 million of interest costs were capitalized in connection with the SPACEWAY program.

Equity in Earnings of Hughes Network Systems, LLC

For the nine months ended September 30, 2005, we recorded income of $12.9 million relating to our 50% ownership of HNS for the period from April 22, 2005 through September 30, 2005. We recorded no income or loss under the equity method of accounting during the nine months ended September 30, 2006 as we consolidate HNS’ results subsequent to the January 2006 Acquisition.

Equity in Loss of Mobile Satellite Ventures LP

For the nine months ended September 30, 2006 and 2005, we recorded expense of $1.5 million and $7.5 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. Our share of the loss in the nine months ended September 30, 2006 is our proportionate share through the date of the Distribution, as we distributed our interest in the MSV Joint Venture to SkyTerra on that date.

Other Income, Net

For the nine months ended September 30, 2006 and 2005, we recorded other income, net of $8.8 million and $2.2 million, respectively, an improvement of $6.6 million. The improvement is primarily attributable to an increase of $6.9 million in interest income earned on the cash acquired in the January 1, 2006 acquisition of HNS which is partially offset by a loss of $0.3 million in equity earnings of its affiliates.

Income Tax Expense

For the nine months ended September 30, 2006, we recorded income tax expense of $52.9 million. For the nine months ended September 30, 2005, no income tax benefit was recorded on our net loss before income taxes for that period as we were maintaining a full valuation allowance on our deferred tax assets at that time. During the year ended December 31, 2005, we recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance for the net operating and capital loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution, which did not qualify as a tax-free spin-off. The $52.9 million of income tax expense recorded in the nine months ended September 30, 2006 consisted of a $50.3 million reversal of the previously established deferred tax asset, $0.6 million in estimated state taxes payable, and $2.0 million in estimated foreign taxes payable by our international subsidiaries.

Loss from Discontinued Operations

For the nine months ended September 30, 2006, we recognized a loss from operations of AfriHUB for the period prior to the sale of approximately $42,000. For the nine months ended September 30, 2005, we recognized a loss from operations of AfriHUB of $0.3 million.

Gain on Sale of Discontinued Operations

During the nine months ended September 30, 2006, we recognized a gain of $0.2 million on the February 20, 2006 sale of AfriHUB.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

For the nine months ended September 30, 2006 and 2005, we recorded dividends and accretion of $1.5 million and $7.5 million, respectively, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. The amount recorded in the nine months ended September 30, 2006 represents the amount recognized through the date of the Distribution.

Liquidity and Capital Resources

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Cash Flows from Operating Activities

We had $214.9 million in cash, cash equivalents and short-term investments as of September 30, 2006. Upon a change of control of SkyTerra, the balance of the cash, cash equivalents and marketable securities retained by SkyTerra in the Distribution, if any, will be transferred to us from SkyTerra.

Cash provided by operating activities from continuing operations for the nine months ended September 30, 2006 improved to $48.6 million from a $2.9 million use of cash for the nine months ended September 30, 2005, an improvement of $51.5 million. As a result of the January 2006 Acquisition, we consolidated the results of HNS’ operations from January 1, 2006 forward. During the nine months ended September 30, 2005, we accounted for our interest in HNS using the equity method to reflect our 50% share of their results from April 22, 2005 forward. During the nine months ended September 30, 2006, we generated operating income before depreciation and amortization expense of $58.2 million, primarily attributable to HNS’ operations. During the nine months ended September 30, 2005, we generated an operating loss before depreciation and amortization expense of $5.6 million, resulting in an increase of $63.8 million. In addition, cash flows from operating activities increased $17.3 million as a result of changes in operating assets and liabilities. These increments were offset by $32.6 million of interest expense in the nine months ended September 30, 2006, consisting of interest on HNS’ debt and interest on the $100.0 million loan from Apollo to finance the January 2006 Acquisition, compared with no interest expense in the comparable period in 2005.

Net Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2006 increased to $118.5 million from $3.8 million for the nine months ended September 30, 2005, an increase of $114.7 million. The increase resulted primarily from the $66.8 million used for capital expenditures and $67.2 million used to purchase short-term investments in 2006 compared to a $49.3 million source of cash in 2005 resulting from the sale of short-term investments. Partially offsetting these uses in 2006 was the $50.0 million in cash used in 2005 to purchase the first 50% of the Class A membership interests in HNS along with a $12.9 million source of cash in 2006 related primarily to the acquisition of the remaining 50% of the Class A membership interests of HNS. The total cash purchase price for the remaining 50% was $100.5 million. At the date of purchase, HNS had cash of $113.3 million.

Capital expenditures for the nine months ended September 30, 2005 and 2006 consists of the following (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Capital expenditures
SPACEWAY program	$32,137	$—	$32,137
VSAT operating lease hardware	650	—	650
Capitalized software	12,961	—	12,961
Other capital expenditures—VSAT	16,711	—	16,711
Capital expenditures—other	4,338	3	4,335

Total Capital Expenditures	$66,797	$3	$66,794

Net Cash Flows From Financing Activities

Cash provided by financing activities increased to a source of $179.2 million for the nine months ended September 30, 2006 from a use of $3.9 million for the nine months ended September 30, 2005, an increase of $183.1 million. Cash provided by financing activities in the nine months ended September 30, 2006 consisted primarily of $100 million of cash borrowed from Apollo in connection with the acquisition of HNS; the net proceeds of $125 million from HNS’ $450 million Senior Notes offering after repayment of $325 million in outstanding term indebtedness, which was further reduced by debt issuance cost of $11.2 million. The loan from Apollo was repaid with the proceeds of the $100 million rights offering completed during the nine months ended September 30, 2006. These items were offset by the payments of preferred stock dividends of $1.4 million, a final distribution to SkyTerra of $8.9 million and repayments of VSAT related debt and other revolver and term debt at HNS’ foreign subsidiaries of $31.2 million.

Future Liquidity Requirements

We are significantly leveraged primarily as a result of the HNS debt. We expect that our principal future liquidity requirements will be for working capital, HNS’ debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. Pursuant to the April 2005 Transaction, HNS incurred $325.0 million of term indebtedness with a floating interest rate and obtained a $50.0 million revolving credit facility which was undrawn at September 30, 2006. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. On April 13, 2006, HNS, along with HNS Finance Corp. as co-issuer, issued the Senior Notes in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of other HNS subsidiary guarantors, including the indebtedness under HNS’ revolving credit facility. A portion of the net proceeds of the offering was used to repay the $325.0 million of term indebtedness incurred pursuant to the April 2005 Transaction, including accrued interest and an early termination fee. The remainder, after paying the fees and expenses associated with the issuance of the Senior Notes, is available to HNS for general corporate purposes. In connection with the offering, HNS amended its $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The $50.0 million revolving credit facility is available for borrowings and for issuance of letters of credit. At September 30, 2006, HNS had issued letters of credit totaling $13.0 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility as of September 30, 2006 was $37.0 million. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time the Company commenced the registered exchange offer for the Senior Notes. The expiration date for the exchange offer is November 29, 2006, unless extended.

The agreement governing the amended revolving credit facility and the indenture governing the Senior Notes require HNS to comply with certain covenants, for as long as, (1) in the case of the amended revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on HNS’ ability and/or certain of HNS’ subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving HNS’ businesses and properties, maintaining insurance over HNS’ assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent HNS’ financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS was in compliance with all of its debt covenants at September 30, 2006.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding as of September 30, 2006 and December 31, 2005 were $4.9 million and $4.8 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our revolving credit facility will enable us to meet our working capital, capital expenditure, including construction costs for SPACEWAY estimated to be $98.4 million, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under HNS’ debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business, although it may seek reinstatement in the future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, HNS is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the consent agreement, and if ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, we settled a claim by one of these customers in China for $0.5 million.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Its management is not aware of any claims or adverse developments with respect to such matters which are expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or ability to conduct our business.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of our equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds expire typically when the warranty expires, generally one year after the installation of the equipment.

As of September 30, 2006, $27.9 million of our contractual obligations to customers and other statutory/governmental agencies were secured by letters of credit and bond issued through our and our subsidiaries’ credit facilities. Of this amount, $13.0 million were issued under HNS’ $50.0 million revolving credit facility, $4.8 million were secured by restricted cash, and $10.1 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Inflation

Historically, inflation has not had a material effect on the Company’s results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements, or SAB No. 108. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company has not yet determined what impact, if any, SAB 108 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its results of operations or financial position.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of September 30, 2006, the Company, through an Indian subsidiary, had purchased $2.0 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at September 30, 2006. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $4.9 million as of September 30, 2006.

Interest Rate Risk

The Company has a significant amount of cash that is invested in short-term investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to fluctuating interest rates on certain other debt including the $50.0 million revolving credit facility. To the extent that the Company draws against its credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations.

Credit Risk

The Company is exposed to credit risk in the event of non-performance by the counterparties to our derivative financial instrument contracts. While we believe this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Commodity Price Risk

All of our products contain components whose base raw materials have undergone dramatic cost increases in the last six to 12 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through September 30, 2006. However, if we are unable to mitigate future increases, this could have an adverse impact on our product costs. We are unable to predict the possible impact of changes in commodity prices.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, members of management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(f). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that our Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in the Company’s internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in legal proceedings from those previously disclosed in our Quarterly Report on Form 10-Q as of and for the periods ended June 30, 2006.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description

11*	Statement regarding Computation of per Share Earnings.

31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Quarterly Report on Form 10-Q for Hughes Network Systems, LLC as of and for the periods ended September 30, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES COMMUNICATIONS, INC.

Date: November 14, 2006	/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11*	Statement regarding Computation of per Share Earnings.

31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Quarterly Report on Form 10-Q of Hughes Network Systems, LLC as of and for the periods ended September 30, 2006.

*	Filed herewith.