Form 10-K
period 2006-12-31
Hughes Communications, Inc.
filed 2007-03-26
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

N/A

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock: $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the company is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer.”

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 22, 2007 was 19,132,622.

The aggregate market value of shares held by non-affiliates as of June 30, 2006 was $214,299,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this Annual Repot on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including in under the heading “Item 1A. Risk Factors.”

Item 1.	Business

Unless otherwise indicated or the context requires otherwise, the terms “HCI,” the “Company,” “we,” “us” and “our” refer to Hughes Communications, Inc. and its subsidiaries, including Hughes Network Systems, LLC (“HNS”).

Overview

We were formed as a Delaware corporation and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. Through a series of transactions from 2005 through 2006, we acquired the businesses that we owned as of December 31, 2006. We operate our business primarily through HNS, a telecommunications company. We are the world’s leading provider of satellite based communications services and equipment. We also provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements.

Since HNS’ deployment of the first Ku band very small aperture terminal (“VSAT”) network in 1983, HNS has been a leader in commercialized digital satellite communications and has achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, HNS provides highly reliable, end-to-end communications with guaranteed quality of service to its enterprise customers regardless of the number of fixed or mobile sites or their geographic location. HNS started in this business as an equipment and system supplier. During 1988 through 1990, HNS became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, HNS leveraged its experience with enterprise customers to expand its business into other growing market area such as providing broadband internet access services to consumers, small and medium businesses and other business users, such as small office and home office users in the United States, which HNS collectively refers to as the Consumer/SMB market. In parallel with the growth of HNS’ services business, HNS has strategically used its technology base and expertise in satellite communication to develop a Telecom Systems segment, which includes the Mobile Satellite Systems business and the Terrestrial Microwave business. Both businesses of the Telecom Systems segment have low fixed-cost operations that do not require substantial operating cash or further investments. HNS’ most notable success in the Telecom Systems segment has been in the Mobile Satellite Systems business, where HNS provides complete systems to mobile satellite carriers such as Thuraya, Inmarsat, Mobile Satellite Ventures (“MSV”), ICO and Terrestar. These systems include gateways, terminals and systems integration services. HNS had a revenue backlog (which HNS defines as its expected future revenue under its customer contracts that are non-cancelable) of approximately $604.8 and $583.6 million as of December 31, 2006 and 2005, respectively.

As part of HNS’ drive for less costly and more efficient technological solutions, HNS plans to launch its next generation SPACEWAY 3 satellite in August 2007 and to introduce service in North America on SPACEWAY’s network approximately six months following the launch. SPACEWAY 3 is a next-generation satellite designed to utilize high-capacity Ka-band and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The satellite is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. With SPACEWAY, HNS expects to offer its enterprise and Consumer/SMB customers faster communication rates and to reduce its operating costs substantially through the reduction of third-party satellite transponder lease expense.

Significant Transactions

The businesses that the Company owned as of December 31, 2006 resulted from the following transactions that occurred during 2005 through 2006.

•	On September 9, 2005, SkyTerra transferred to us its discontinued internet services business, Rare Medium, Inc.

•

On April 22, 2005, SkyTerra acquired 50% of HNS’ Class A membership interests from DTV Networks, Inc. (“DTV Networks”), formerly known as Hughes Network Systems, Inc., a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”). This event is referred to herein as the “April 2005 Transaction.”

•	On October 12, 2005, we acquired Series A Preferred shares of Hughes Systique Corporation for $3.0 million.

•

On November 10, 2005, we entered into a membership interest purchase agreement with DIRECTV to acquire the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. As a result, we now own 100% of HNS’ Class A membership interests. To finance the January 2006 Transaction, we obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). See “Item 13. Certain Relationships and Related Transactions and Director Independence.” Our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

•

On December 31, 2005, pursuant to a separation agreement between us and SkyTerra (the “Separation Agreement”) (see “Item 13. Certain Relationships and Related Transactions and Director Independence—Separation Agreement”), SkyTerra contributed to us the following:

–	its 50% ownership of HNS’ voting, or Class A, membership interests that SkyTerra acquired in the April 2005 Transaction, making us HNS’s managing member;

–	its interests in Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

–	its interests in AfriHUB LLC (“AfriHUB”), a discontinued business which provided a limited amount of satellite based internet services through exclusive partnerships with certain Nigerian based universities while also providing technical training in the Nigerian market;

–	certain minority investments, including SkyTerra’s interests in Navigauge, Inc., Miraxis, LLC, Mainstream Data, Inc., Edmunds Holdings, Inc. and Data Synapse, Inc.; and

–	cash and short-term investments.

•

On February 21, 2006, SkyTerra distributed (“the Distribution”) all of our outstanding shares of common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution separated SkyTerra into two publicly traded companies. Accordingly, SkyTerra no longer owns any of our capital stock; however, SkyTerra’s controlling stockholder, Apollo Investment Fund IV, L.P. (“Apollo”), became our controlling stockholder. Following the Distribution, SkyTerra retained its other assets, including cash and investments.

•

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things; (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constitute a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by Skyterra, including the results of the business and assts retained by SkyTerra in accordance with EITF 02-11. For the year ended December 31, 2006 the Company’s results include the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution, and reflect the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

•

This report includes the financial statements, along with a separate “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for HNS as we believe that these are meaningful disclosures since our results, beginning January 1, 2006, reflect HNS on a consolidated basis and HNS represents our principal business.

•

On March 27, 2006, we closed our rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with such rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. We used the proceeds of the rights offering to repay the short-term debt financing obtained from the Apollo Stockholders. The principal amount of the loan that was not converted in the rights offering, $31.6 million, was repaid in cash from proceeds from the rights offering. Accrued interest of $1.7 million under the short-term debt financing was paid by us from available cash.

Industry Overview and Trends

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from third-party fixed satellite service providers. The VSAT network can operate as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, internet-based virtual private networks (“IP VPN”), video/voice, internet access, internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

The Company’s consolidated operations have been classified into three reportable segments: VSAT ( including SPACEWAY), which provides satellite-based private networks and broadband internet access to Consumer/Small and Medium Businesses (“Consumer/SMB”) customers; Telecom Systems, consisting of the Company’s mobile satellite communications business and its terrestrial microwave network business; and Parent and Other, which includes the MSV Joint Venture (through the date of the Distribution), which provides mobile digital voice and data communications via satellite. The VSAT and Telecom Systems segments comprise the primary business operations of the Company and HNS, our wholly-owned subsidiary.

The VSAT segment consists of the North American Network Equipment and Services business, the International Network Equipment and Services business and the Consumer/SMB business. The Telecom Systems segment consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of HNS’ services and products across its business lines, HNS is able to leverage its expertise and resources within its various operating units to yield significant cost efficiencies.

The following chart summarizes the key elements of our markets, each of which is discussed in further detail below:

	VSAT Segment			Telecom Systems Segment
	North American Network Equipment and Services Business	International Network Equipment and Services Business	Consumer/ SMB Business	Mobile Satellite Systems Business	Terrestrial Microwave Business

Customer Base	• Large enterprise (including Fortune 1000 companies), government and local government agencies in North America	• Large enterprise, Telecom carriers and government agencies located outside of North America	• SMB and single residential users in areas with limited or no DSL or cable coverage	• Mobile satellite-based voice and data service operators	• Cellular mobile operators and local exchange carriers

2006 Revenues	• $281.5 million	• $193.4 million	• $292.3 million	• $71.4 million	• $19.6 million

Products/Service Application(s)

•   VSAT equipment

•   Intranet

•   Internet access

•   E-mail

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Engineering services

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online Learning

•   VSAT equipment

•   Intranet

•   Internet access

•   E-mail

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Engineering services

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online learning

•   VoIP

			• Internet • ISP services including e-mail • IP VPN • Multicasts file delivery /video streaming	• Turnkey network solutions • Terminal systems equipment	• Microwave- based networking equipment • Wireless backhaul for cellular service providers

Representative Customers

•   Wal-Mart Stores, Inc., ExxonMobil Corporation, Blockbuster Entertainment Corp., GTECH Corporation, T.J. Maxx, McDonald’s Corporation, BP Amoco, Cendant Corporation, Chevron Corporation, Shell, Walgreens, Rite Aid.

•   Volkswagen AG, Tesco, Telefonos de Mexico, VISA International Service Association, Hindustan Lever Ltd., Telkom South Africa, Ericsson/Telstra Australia, the Ministry of Foreign Affairs of Saudi Arabia

				• Thuraya Satellite Telecommunications Company, Inmarsat Ltd., Mobile Satellite Ventures LP, ICO, Terrestar	• Nokia Corporation, Vodafone Italy/Portugal/Spain/ Greece, Era/PTC, Wind, T-Mobile Czech Republic, Wireless Nextlink, Crowley Data

See Note 21 to the audited consolidated financial statements included in Item 8 of this report for additional information by operating segment and by geographic region.

VSAT Segment

North American Network Equipment and Services Business

Business Overview

A VSAT system uses satellite data communication technology to provide broadband connectivity to one or more fixed locations on the ground. HNS provides or enables a variety of network equipment and services for uses such as private networking, intranet and internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large enterprises. Our North American Network Equipment and Services business offers complete turnkey solutions to large enterprises, including program management, installation, training and support services. HNS currently serves more than 200 large companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries. Over the past 20 years, HNS has shipped more than one million satellite terminals to customers in over 100 countries, either directly or through its subsidiaries and international joint ventures.

HNS maintains its market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancellable contracts with an average duration of three to five years that include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across HNS’ network that are tailored specifically to their needs. In some markets, most notably in North America, HNS delivers services using not only satellite transport platforms, but also using terrestrial transport platforms such as Digital Subscriber Line (“DSL”) and frame relay.

HNS’ networking capabilities have attracted a strong franchisee customer base that includes large national chains. HNS provides these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

Sales, Marketing and Distribution

HNS’ distribution strategy is designed around a core sales team that has developed an extensive knowledge of its large enterprise customers’ business needs. The market coverage by HNS’ direct sales force is supplemented by additional distribution channels, including resellers, retail and direct marketing, in order to maximize its potential customer base. HNS’ North American sales and marketing operations are based at its corporate headquarters in Germantown, Maryland. HNS also maintains other regional sales offices in North America.

Installation and Technical Support

HNS relies extensively on third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. HNS’ network of installation teams is required to meet certain installation guidelines that HNS monitors. The entire installation infrastructure is managed, supervised and approved based on HNS’ certification standards. HNS provides its customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. HNS also provides its customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. HNS’ maintenance support services are provided by a third-party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that HNS established. Additionally, HNS’ help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that HNS established. HNS’ call center operations currently utilize both in-house and outsourced support.

International Network Equipment and Services Business

Business Overview

HNS provides satellite communication networks and services to customers worldwide. HNS’ products and services are particularly well-suited to many of its international markets because of the geographic dispersion of its customers as well as the lack of local infrastructure. HNS has also shifted its international focus from providing only hardware to also providing shared-hub services as well, modeled in part on its North American enterprise business. Shared-hub services are now available both via HNS’ own hubs covering Europe, Brazil, Northern Africa, India and the Middle East and through third-party and joint venture operations.

HNS leases transponder capacity on satellites from multiple providers for its International Network Equipment and Services customers. HNS also maintains three hub facilities, located in Griesheim, Germany; New Delhi, India and Sao Paulo, Brazil that provide ground support to its international enterprise customers.

HNS divides its international operations into three separate regions – Europe; South America and the Caribbean; and Africa, Asia and the Middle East. See Note 21 to the audited consolidated financial statements included in Item 8 of this report for a summary of HNS’ revenues by geographic region.

HNS’ international customers span a wide variety of industries and include state-owned operators as well as private businesses. HNS’ service and product offerings in its International Network Equipment and Services markets are substantially similar to those in its North American Network Equipment and Services market. In addition, HNS has been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

Sales, Marketing and Distribution

International equipment sales and marketing activities are performed directly through our local sales offices. HNS currently has sales offices in Germantown, Milton Keynes, Greisheim, Rome, Sao Paulo, Mexico City, New Delhi, Mumbai, Bangalore, Abu Dhabi, Miami, Beijing, Moscow and Jakarta. In addition, depending on the need, HNS appoints sales representatives in various countries who are compensated on a commission basis. In other areas, notably Africa, the Middle East, China, Japan, the Russian Federation, Australia, Indonesia and Malaysia, HNS provides its infrastructure equipment to independent third-party operators or joint ventures that in turn provide the satellite communications services to enterprise customers using equipment provided by HNS. In addition, HNS also supplies dedicated communication services systems to entities that provide for and operate their own systems. HNS pursues these dedicated systems sales using a combination of its own sales staff and its sales representative channels.

HNS has established subsidiaries in Europe, India and Brazil to whom it sells infrastructure and VSAT equipment. These subsidiaries in turn provide end-to-end communication services to their customers. The subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff.

Periodic training is provided to HNS’ sales staff and channels through regional seminars and training sessions at its Germantown, Maryland headquarters.

Installation and Technical Support

HNS’ European, Indian and Brazilian operations provide VSAT installation services for its customers through a network of third-party installers, similar to its North American installation operations. In certain limited circumstances, HNS provides installation services itself. In regions that are not covered by HNS’ services, HNS’ customers provide for their own installation services. In all instances, hub equipment installation services are provided by HNS’ Germantown, Maryland or India installation teams.

HNS provides hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, HNS’ customers provide their own repair services to their end-users. HNS’ customer assistance center maintenance offerings includes a customer assistance center that is operated 24 hours per day, 365 days per year, and that is available to its customers worldwide, as well as assistance through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to HNS’ North American counterpart, is made available to its customers around the world.

Consumer/SMB Business

Business Overview

HNS’ North American Consumer/SMB business was launched in 2001. Utilizing its VSAT data networking capabilities, HNS has developed a consumer service that reaches all 50 states, Puerto Rico and parts of Canada. With the advent of competing low-cost cable modem and DSL services, HNS has focused its marketing and sales efforts on the underserved markets that would be less likely to receive terrestrial broadband service. These markets include rural and suburban areas. HNS delivers broadband internet service with an accompanying set of internet service provider (“ISP”) services such as e-mail and web hosting and offers various service plans to appeal to particular market segments.

HNS leverages its experience with enterprise customers and adapts its technologies to expand its presence in the Consumer/SMB market. HNS is the largest satellite broadband internet access provider to the Consumer/SMB market in North America. HNS’ focus is on expanding its Consumer/SMB market, which HNS’ management believes is a growth area for HNS, by packaging access, network and hosted services, normally reserved for large enterprises, into a comprehensive solution suited for the Consumer/SMB market.

The user terminal for HNS’ Consumer/SMB customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. HNS’ third-party contractors install the user terminals for HNS’ customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of HNS’ installations. HNS uses the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, HNS connects directly to the public internet and hosts its ISP services. HNS’ network operations center in Germantown, Maryland, manages the delivery of its service and maintains its quality and performance. The network operations center also provides advanced engineering support to HNS’ customer call centers.

HNS’ Consumer/SMB service package consists of a hardware purchase, as well as a non-cancellable long-term service plan with a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

HNS modifies its service offerings from time to time to increase its sales and to provide packages that are attractive to its customers. HNS also offers a deferred hardware purchase plan that allows its customers to defer the cost of the equipment and installation over a period of up to two years.

Sales, Marketing and Distribution

HNS has an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy and Circuit City. HNS’ distribution channels reach across North America. HNS’ distributors recruit and support dealers throughout the territory in their efforts to sell its services and also coordinate installation of the equipment for all HNS’ customers. HNS’ Consumer/SMB service offerings are also resold through wholesale relationships with third-parties such as EarthLink.

HNS markets with spot television advertisements as well as through targeted direct mail campaigns. These campaigns are intended to drive customers to one of its direct sales channels, such as HNS’ website, or one of its call centers. These advertisements also are designed to support and promote sales through HNS’ dealers and retailers.

Installation and Technical Support

HNS’ retail consumer installation and field services are provided by a network of third-party contractors and dealers that are trained and certified by HNS. HNS’ installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. HNS’ installers and service contractors must complete a certification program and their work is subject to quality control audits.

HNS has engaged several companies to provide call center support for its customers. Such companies are organized to handle calls from HNS’ retail customers regarding service, billing and installation support, and they provide deep support to its wholesale customers. These centers are supervised by HNS’ customer service organization, and they process most consumer calls. HNS has a staff of technical support personnel that assist these centers with difficult or unusual problems.

SPACEWAY

SPACEWAY represents a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use an advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies, including the following:

•	A fast packet switch and on-board processor which enables, for the first time, direct user-to-user communication at broadband speeds;

•	A technologically advanced antenna, enabling maximum frequency re-use and, therefore, more efficient use of spectrum;

•	10 Gbps of gross capacity which reduces data transport costs to a fraction of the cost of today’s systems; and

•	Operation in the Ka-band which, along with the above technological innovations, will allow SPACEWAY to support transmission speeds up to 8 times faster than today’s typical installed VSATs.

All interfaces to the SPACEWAY system will be standard IP giving it the capability to integrate seamlessly with terrestrial networks. HNS believes that SPACEWAY will allow HNS to address a larger market, reduce transponder leasing costs and significantly improve margins.

In connection with the April 2005 Transaction, HNS acquired the SPACEWAY 3 satellite, related network operations center facilities, certain other ground facilities and equipment, intellectual property rights and the right to purchase one or more SPACEWAY satellites to be manufactured by Boeing in the future. The transaction did not include rights to the first two satellites designed for the SPACEWAY program which have instead been deployed to support DIRECTV’s direct-to-home satellite broadcasting business. HNS was given the opportunity, at its own cost and expense, to conduct system testing on one of DIRECTV’s SPACEWAY satellites, for an aggregate amount of 30 testing days. HNS successfully completed such testing on the second SPACEWAY satellite in August 2006.

HNS’ approach to the market for SPACEWAY services can be characterized as follows:

•

Significant Expansion in Business from Small and Medium Business (“SMB”) Customers—SPACEWAY will deliver a range of cost effective and high quality services, from internet access to small private networks to these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base— Once SPACEWAY service has begun, HNS anticipates that all new consumer customers will operate over SPACEWAY’s network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY will support higher data rates and offer direct user-to-user network connectivity, HNS will have the opportunity to offer faster speeds and specialized services aimed at expanding its offerings to large enterprises. HNS expects such services to include:

–	Frame Plus—a high performance enterprise service that will compete directly in the frame relay market by offering committed info rate and burst rates;

–	IP Plus—which will offer mesh connectivity in two service grades and compete directly against IP VPNs; and

–	Direct Connect— which will provide a high quality point-to-point connection intended to address markets currently served by T-1 and primary rate interface.

In addition to the SPACEWAY 3 satellite, the SPACEWAY system consists of a Network Operation and Control Center, Satellite Control Facilities (“SCF”) and multiple end-user terminals (“SPACEWAY terminals”).

Telecom Systems Segment

The Telecom Systems segment consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. HNS considers both its Mobile Satellite Systems and Terrestrial Microwave businesses to be strategic markets that have significant advantages. Neither business requires substantial operating cash or further investments and both are low fixed-cost operations.

Mobile Satellite Systems Business

HNS’ Mobile Satellite Systems business provides turnkey satellite ground segment systems to mobile system operators that include Thuraya, MSV, Inmarsat, ICO and TerreStar. As a part of these system solutions, HNS provides design and development engineering, user device equipment, RF terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems business is conducted on a competitively contracted basis, typically through large, multi-year contracts. Typically, the operator issues a request for proposal to multiple vendors who respond with appropriate solutions, prices and contract terms. The operator then reviews these proposals and selects a preferred vendor to negotiate a multi-year, turnkey, development and deployment contract. The development contract includes the entire ground segment which consists of the earth station and network operation systems. In addition, the contract may also require development and supply of low-cost portable terminals for voice and data services. Some of these contracts lead to additional enhancement support work as well.

HNS will continue to develop and leverage its satellite communication expertise in the Mobile Satellite Systems business on an opportunistic basis. HNS also has been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks or Ancillary Terrestrial Component (“ATC”). For example, HNS is currently under contract with Space Systems/Loral for development and deployment of GBBF for two different satellite systems. HNS is also under contract for development of satellite base stations for MSV. HNS believes that the ATC operator is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems business has been and will continue to be a complementary part of HNS’ core VSAT business. HNS’ VSAT technology and engineering teams support its mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Terrestrial Microwave Business

HNS has developed a family of broadband products for point-to-multipoint microwave radio network systems (“PMP”) that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. Operators employing HNS’ system can offer bundled multimedia services that include voice and high-speed data for both local access and/or cellular cell site backhaul links to the mobile switching centers. HNS’ broadband PMP microwave systems have been deployed in North America, Latin America, Europe and Asia.

HNS’ current contracts require it to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or HNS’ distributors. Typically, contracts range from one to five years for the supply of equipment with up to eight years of maintenance services. HNS does not anticipate significant expansion in the Terrestrial Microwave business, but will continue to assess opportunities on a project-by-project basis.

Parent and Other Segment

The Parent and Other segment consists of the MSV Joint Venture (through the date of the Distribution), Electronic System Products and AfriHUB.

Electronic System Products

Based in Atlanta, Georgia, Electronic System Products Inc. (“ESP”) is an engineering services firm with experience in the design and manufacturing of electronic products and systems across many disciplines of electrical engineering. ESP also owns a portfolio of patented intellectual property, including Broadcast Television System Committee stereo encoding and decoding technology used to support the end-to-end delivery of stereo audio over legacy analog television transmission systems and several versions of FLEX paging reference designs used to provide one-way machine-to-machine wireless telemetry control for commercial and industrial applications. All of our consolidated revenues for the years ended December 31, 2005 and 2004 relate to services provided by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. As a result, in January 2005, ESP was forced to reduce its workforce from 21 employees to four employees to compensate for the reduction in cash inflows. ESP subsequently reduced its workforce to one employee and is still performing services for a limited number of customers. However, ESP is no longer seeking new client engagements and is instead focusing on maximizing the license revenues from its intellectual property portfolio. On December 31, 2005, SkyTerra contributed its 92% ownership interest in ESP to us.

AfriHUB

Based in Fairfax, Virginia, AfriHUB planned to provide instructor-led and distance-based technical training, satellite-based broadband internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. In December 2005, SkyTerra made a decision to discontinue operating AfriHUB. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of AfriHUB have been classified as discontinued operations in the financial statements included elsewhere in this report, prior period results have been reclassified, and the assets and liabilities of AfriHUB are classified as held for sale. On December 31, 2005, SkyTerra contributed its 70% ownership interests in AfriHUB to us. Effective February 20, 2006, we sold our equity and debt interests in AfriHUB. The sale of our ownership interest in AfriHUB did not have a material impact to our financial position or results of operations.

Our Strengths

Leading Global VSAT Provider with Large Installed Customer Base—Over the last 20 years, HNS has shipped more than one million VSATs to customers in over 100 countries. This large installed base provides excellent opportunities for new and incremental sales for our services and products.

Global Blue-Chip Customer Base with History of High Renewals—HNS’ Network Equipment and Services customers include Fortune 1000 companies and are leaders in the retail, energy, financial, hospitality, automotive and services industries. These customers generally have long-term contracts with an average length of three to five years that contribute to a significant revenue backlog.

Provider of Highly Reliable, End-to-End Communications Networks—HNS is a leading network provider for enterprises that require consistent, high-quality broadband connectivity across every site, regardless of location. Since HNS controls its entire network from end to end, HNS is able to offer highly secure and robust communication services. HNS utilizes reliable components and employs redundancy and backup at multiple stages of its network.

Market Leader in Technology and Innovation—HNS has been a leader in pioneering major advances in satellite data communications technology for more than 20 years. HNS’ innovation has allowed it to both increase service capabilities and reduce the cost of service, which enables it to expand its addressable markets. HNS’ integrated product and service model allows it close proximity to its clients’ business and data network service requirements. HNS’ in-house engineering capabilities have enabled it to design SPACEWAY, one of the most technologically advanced satellite broadband services platforms.

Common Architecture Platform Across HNS’ End Markets Gives It Operating Leverage—HNS has engineered a common platform for all of its existing VSAT products, which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. HNS’ common platform has allowed it to develop solutions for different end market such as Consumer/SMBs, utilizing a shared infrastructure. HNS’ network platform includes multi-use terminals with downloadable software components to tailor its services to customer requirements. Common VSAT terminals are now used globally for HNS’ large enterprises customers and Consumer/SMBs, which allows HNS to reduce costs while improving the overall quality of its products and services.

Diversified Revenue Stream—HNS benefits from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2006, HNS derived approximately 51% of its global revenues from providing services and 49% from hardware sales and leases. HNS expects service revenues to continue to exceed hardware revenues in the foreseeable future. Within the VSAT segment, HNS’ revenues are well diversified across its customer base and not concentrated in a few large customers. HNS also has achieved a leading market position in the provision of satellite internet access for Consumers/SMBs in North America. HNS expects this market to experience continued growth, and HNS believes that it is well positioned to benefit from this growth.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average of over 20 years of experience. We are controlled by various investment vehicles that are affiliated with Apollo Advisors IV, L.P. (“Apollo”), our controlling stockholder. Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Strategic Initiatives

Our strategic initiatives include:

Maintain Technology Leadership and Low Cost Position—through successful implementation of our HN7000 VSAT platform and better functionality at lower costs.

Accelerate Growth in Consumer Business—through subscriber growth and margin expansion from SPACEWAY, addition of value-added and higher priced services, and increased distribution capabilities.

Expand International Service Offerings—through continued shift to services revenue, and implementing service application initiatives in India, Brazil and Europe.

Expand Managed Services Offering—through growing full service communications offerings using integrated satellite and terrestrial based solutions.

Competition

The network communications industry is highly competitive. As a provider of data network products and services in the United States and internationally, we compete with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize our network quality, our customization capability, our offering of networks as a turnkey managed service rather than as an equipment sale, our position as a single point of contact for products and services and our competitive prices.

We have encountered competition in our Network Equipment and Services business from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers. Such carriers also offer technological solutions for customer networks, including Integrated Services Digital Network lines and frame relay networks. We are facing increasing competition from ground-based telecommunications service providers that use frame relay and digital network switching to provide competitive network offerings. The increase of cellular coverage and development of General Packet Radio Service technology also is beginning to emerge as a competitive technology for low bit rate applications.

Our VSAT networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small numbers of fixed locations. However, because of a customer’s particular circumstances, the pricing offered by suppliers and the effectiveness of the marketing efforts of the competing suppliers also play a key role in this competitive environment.

Our principal competitors in the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), which offers a full line of VSAT products and services and ViaSat, Inc. (“ViaSat”). In competing with Gilat and ViaSat, we emphasize particular technological features of its products and services, our ability to customize networks and perform desired development work, the quality of its customer service and its willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast—Return Channel by Satellite (“DVB-RCS”), which also is recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition for our North American Consumer/SMB markets primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite internet access that would compete with us in North America.

Government Regulation

The provision of telecommunications is highly regulated. HNS is required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that HNS provides. As a provider of communications services in the United States, HNS is subject to the regulatory authority of the United States, primarily the Federal Communications Commission (“FCC”). HNS is also subject to the export control laws, sanctions and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of HNS’ business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, HNS’ business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs. In addition, HNS is subject to regulation by the national communications regulatory authorities of other countries in which HNS, and under certain circumstances its resellers and distributors, provide service.

Regulation by the FCC

All entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by HNS and certain of its customers, except under licenses issued by the FCC. Changes in HNS’ FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses HNS holds are granted for ten to fifteen year terms. The FCC also has granted periodic requests by HNS for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely.

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

The FCC has also adopted and released two orders governing the obligations of broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. The first order established that broadband internet access and internet telephony service providers must comply with CALEA, and that all newly-covered service providers must comply by May 14, 2007. The second order addresses the assistance capabilities required of the providers covered by the first order, as well as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement.

Export Control Requirements and Sanctions Regulations

In the operation of our and HNS’ business, we and HNS must comply with all applicable export control and economic sanctions laws and regulations of the United States and other countries. Applicable United States laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

The export of certain hardware, technical information and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“Bureau”), under the Export Administration Regulations. For example, the Bureau regulates our export of equipment for earth stations in our ground network located outside of the United States. In addition, we cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act (“FCPA”), that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of ITAR relating to exports by HNS of VSAT technology primarily to China. As part of the Consent Agreement, which applies to HNS, one of HNS’ subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the Consent Agreement, HNS has been unable to perform its obligations under certain contracts with certain customers in China and South Korea addressed by the Consent Agreement. If ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, HNS settled a claim by one of these customers in China for $0.5 million.

Regulation by SPACEWAY’s Licensing Administration

The SPACEWAY 3 satellite is primarily intended to provide services to North America. HNS’ SPACEWAY spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing HNS uses to launch and operate the SPACEWAY 3 satellite, including any conditions imposed by such government. Such conditions may include, for example, that HNS implements the SPACEWAY satellite system in a manner consistent with certain milestones (such as for the satellite design and construction, ground segment procurement, and launch and implementation of service), that the SPACEWAY satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network.

FCC Licensing of SPACEWAY 3

We currently hold a license issued by the FCC to operate SPACEWAY 3. Our ability to maintain the FCC license is dependent upon our launch of SPACEWAY 3 by April 19, 2010.

International Regulation

HNS must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which HNS, or under certain circumstances our resellers, provides services or operates earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide HNS’ services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In addition, in some countries, there may be restrictions on HNS’ ability to interconnect with the local switched telephone network. In certain countries, there are limitations on the fees that can be charged for the services HNS provides.

Many countries permit competition in the provision of voice, data or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country. HNS believes that this trend should continue due to commitments by many countries to open their satellite markets to competition. In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, HNS may be required to negotiate for access to service or equipment provided by that monopoly entity, and HNS may not be able to obtain favorable rates or other terms.

ITU Frequency Registration

The orbital location and frequencies planned for the SPACEWAY 3 satellite are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. HNS has made filings to the

ITU for SPACEWAY 3 and the coordination process for these filings is underway. HNS expects to achieve coordination agreements with all the required satellite networks prior to the launch of SPACEWAY 3.

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in its products. HNS holds United States patents covering various aspects of its products and services, including patents covering technologies that HNS believes will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. In connection with the April 2005 Transaction, DIRECTV assigned to HNS a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also has licensed to HNS, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, HNS has granted licenses to use its trademarks and service-marks to resellers worldwide and HNS typically retains the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. HNS protects its proprietary rights in its software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

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

Research and Development, Engineering and Manufacturing

HNS has a skilled and multidisciplined engineering organization that develops its products and services. HNS’ in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in its products and services. In addition to HNS’ product development skills, over the past 30 years, HNS has pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 450 patents to HNS and its predecessors and the adoption of its techniques in numerous communication standards in both satellite and terrestrial systems. Of these 450 patents, HNS currently owns 232 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Relationship with DIRECTV.”

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

As a complement to its hardware development, HNS also has developed extensive experience in designing reliable software systems as part of its telecommunication systems and services offerings. For example, HNS’ VSAT product line for the enterprise market supports an extensive range of protocols for data communications.

HNS’ software engineers have also developed many large turnkey systems for its customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

HNS’ products are designed, manufactured and tested primarily at its facilities in Maryland; however, HNS outsources a significant portion of the manufacturing of its products to third-parties. HNS’ manufacturing facilities, together with its third-party arrangements, have sufficient capacity to handle current demand. HNS continuously adjusts its capacity based on its production requirements. HNS also works with third-party vendors for the development and manufacture of components that are integrated into its products. HNS has implemented a multifaceted strategy focused on meeting customer demand for its products and reducing production costs. HNS’ operations group, together with its research and development group, is working with its vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain higher components at lower prices.

Subsidiaries

We and HNS own a number of subsidiaries that provide marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

Environmental

We and HNS are subject to various federal, state and local laws relating to the protection of the environment, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”). Our Safety, Health and Environmental Affairs department manages our compliance with all applicable federal and state environmental laws and regulations.

Under the RCRA, the Company is considered a small quantity generator. As such, we perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached and to ensure that the waste receptacles are intact. We also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated, and we use a third-party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested and shipped in accordance with Environmental Protection Agency, Department of Transportation and relevant state regulations.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. We do not maintain any quantities of extremely hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees and Labor Relations

As of December 31, 2006, we and our subsidiaries had 1,828 employees. Other than 43 of HNS’ employees, all of whom are located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. However, we have entered into employment and non-competition agreements with our Chief Executive Officer, Chief Financial Officer and each of our Executive Vice Presidents. We require all employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding Hughes Communications, Inc. and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K and quarterly reports on Form 10-Q, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect our businesses, results of operations and financial condition.

Risks Related to the Nature and Operation of Our Business

The network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Network Equipment and Services business.

We operate in a highly competitive network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our Network Equipment and Services business faces competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and internet-based virtual private networks (“IP VPNs”), which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than HNS.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for HNS to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. To increase our competitiveness, in some cases, we pair our satellite offerings with terrestrial solutions, which may result in lower margins. We rely on third-parties to implement the terrestrial component of these paired satellite/terrestrial solutions which means that we cannot control the implementation and rollout of these paired satellite/ terrestrial solutions to the same degree as our satellite only solutions. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting the SMB markets and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for VSAT services and regulation and inequitable access remain barriers to new business.

The Consumer/SMB network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer/SMB business.

We face competition for our North American Consumer/SMB satellite internet subscribers primarily from satellite, DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. We have experienced and, may continue to experience, increased competition with the entrance of these new competitors into our market and the increasing build-out and lowering cost of DSL and cable internet access in North America. In addition, terrestrial alternatives do not require our “external dish” which may limit customer acceptance of our products.

HNS also may face competition from its former parent, DIRECTV. For a description of this risk, see “—DIRECTV may compete with HNS in certain sectors and subject to certain conditions.”

If we are unable to develop, introduce and market new products, applications and services on a cost effective and timely basis, or if we are unable to sell our new products and services to existing and new customers, our business could be adversely affected.

The network communications market is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. If we fail to develop new technology or keep pace with significant industry technological changes, our existing products and technology could be rendered obsolete. Even if we keep up with technological innovation, we may not meet the demands of the network communications market. For example, our large enterprise customers may only choose to renew services with us at substantially lower prices or for a decreased level of service. Many of our large enterprise customers have existing networks available to them and may opt to find alternatives to our VSAT services or may renew with us solely as a backup network. If we are unable to respond to technological advances on a cost effective and timely basis, or if our products or applications are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

Economic factors may result in reduced demand and pricing pressure on our products and services.

The telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. An overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers can affect our business. Any future weakness in the economy or the telecommunications industry would affect us through reduced demand for, and pricing pressure on, our products and services, leading to a reduction in revenues and a material adverse effect on our business and results of operations.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

We lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. See “—The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.” In the event of a satellite failure, our services may be unavailable for several days to several weeks while backup in-orbit satellites are repositioned and services are moved or while we reposition our customers’ antennas to alternative satellites. We experienced one of these situations in late 2004 with a satellite on which we lease transponder capacity for service in North America. From time to time we also experience brief outages as a result of short-lived anomalies on the satellites we use. In such cases, service is generally restored on the affected satellite on the same day. In most instances, any relocation to an alternative satellite will require prior regulatory approval, which may not be obtained, or obtained in a timely manner. In addition, the entities from which we lease transponder capacity could be severely affected by anomalies affecting their satellites, which could result in disruption to the services they provide to us. An increased frequency of anomalies could impact market acceptance of our services.

Any failure on our part to perform our VSAT service contracts or provide satellite broadband access as a result of satellite failures could result in: (i) a loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of our long-term contracts; (iii) inability to continue with our subscription-based customers; (iv) incurring additional expenses to reposition customer antennas to alternative satellites; and (v) damaging our reputation, which could negatively affect our ability to retain existing customers or to gain new business. The cancellation of long-term contracts due to service disruptions is an exception to the generally non-cancelable nature of our contracts, and such cancellation would reduce our revenue backlog described in this report. See “—The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.”

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog as well as anticipated future business. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for three to five years, and different leases cover satellites with coverage of different areas or other different features, so we cannot quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the capacity available to us. If we are not able to renew our capacity leases, if our needs for capacity increase prior to new capacity becoming available, if capacity is not available at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would suffer.

In the Consumer/SMB business, we anticipate a certain average bandwidth usage per subscriber. If the actual average bandwidth usage per subscriber increases significantly, we may not be able to acquire adequate transponders to satisfy the customers’ bandwidth requirement. While we may be able to obtain additional transponder capacity, this additional transponder capacity will increase our costs which would adversely impact our business and results of operations.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our SPACEWAY 3 satellite.

In addition to the competitive risks for the satellite network services mentioned above, if we are unable to successfully launch and implement our SPACEWAY 3 satellite as a result of any of the following risks, we will be unable to realize the anticipated benefits from our SPACEWAY 3 satellite, and our business and financial condition and results of operations could be adversely affected:

•

Launch risks—There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36-48 months, and obtain other launch opportunities. Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the SPACEWAY 3 satellite, which further limits the launch opportunities for SPACEWAY 3 satellite. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 5% but may be higher. Since 2005, we have been under contract with a launch service provider to launch our SPACEWAY 3 satellite, which, until recently, we expected to occur in August 2007. In January 2007, the launch service provider with which we contracted to launch SPACEWAY 3 experienced a launch failure in attempting to launch a satellite owned by a satellite operator unrelated to HNS. This failure resulted in an immediate suspension of further launch missions by the launch service provider until the root cause of the failure is understood and mitigated and the launch platform is repaired. To enable a timely launch of SPACEWAY 3, we entered into a contract with an alternative launch service provider on February 28, 2007 to launch our SPACEWAY 3 satellite in August 2007.

•

Cost and schedule risks—We may be required to spend in excess of its current forecast for the launch and launch insurance for our SPACEWAY 3 satellite. The launch of satellites is often subject to delays resulting from launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals.

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from the SPACEWAY 3 satellite. A failure to attract the planned customers in a sufficient number would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of the SPACEWAY 3 satellite. In addition, we will incur startup losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

ITU registration and coordination—HNS’ SPACEWAY 3 spacecraft operations will be subject to the frequency registration process of the ITU. Certain licensing administrations have ITU priority over the ITU filings that HNS may use for SPACEWAY 3 by virtue of their having made earlier ITU submissions for networks that could experience interference from the operation of the SPACEWAY 3 satellite. It is possible that some of these networks will either cause interference to the SPACEWAY 3 system or require protection from SPACEWAY 3 that will result in operational limitations.

•

Regulatory license risk—The SPACEWAY 3 satellite is primarily intended to provide services to North America. HNS’ SPACEWAY 3 spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing HNS uses to launch and operate the SPACEWAY 3 satellite, and HNS will have to satisfy the licensing conditions imposed by such government. Should HNS be unable to obtain landing rights in any of the countries in which it intends to provide service, HNS would then be unable to operate in that country and would loose the resulting revenue. There are two ITU filings for the 95.0° W.L. orbital location which may be used for the SPACEWAY 3 satellite: one made by the United States Federal Communication Commission (“FCC”) on our behalf, and the other made by the United Kingdom Office of Communications (“Ofcom”) on behalf of one of HNS’ United Kingdom subsidiaries. The FCC and Ofcom have the right to reassign or cancel the satellite filing it made on our or HNS’ behalf, respectively, if we or HNS fail to meet our milestone obligations. If HNS uses the ITU filing made by the FCC, HNS will be required to reach an operational agreement with us or to obtain FCC approval to transfer such FCC license from us to HNS. If HNS uses the ITU filing made by Ofcom, HNS will be required to seek additional FCC approvals to serve the United States with a foreign-licensed satellite, which approvals may not be obtained or may not be granted in a timely manner. In addition, HNS must obtain authorizations from the regulatory agencies of nations other than the United States that HNS may seek to serve from the 95.0° W.L. orbital location, and HNS has not yet applied for or received any such authority.

•

In-orbit risks—HNS’ SPACEWAY 3 satellite will be subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described above under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” will apply to HNS’ SPACEWAY 3 satellite. To the extent there is an anomaly or other in-orbit failure with respect to HNS’ SPACEWAY 3 satellite, HNS will not have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, HNS could be required to reposition the antennas of our customers, which could require new or modified licenses from regulatory authorities.

•

Insurance risks—HNS intends to seek launch and in-orbit insurance for its SPACEWAY 3 satellite, but HNS may not be able to obtain insurance on reasonable economic terms or at all. If HNS is able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching HNS’ SPACEWAY 3 satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites or on SPACEWAY 3, may materially adversely affect HNS’ ability to insure SPACEWAY 3 at commercially reasonable premiums, if at all.

•

Novel design—HNS’ SPACEWAY 3 satellite employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, HNS may not be able to offer the functionality or throughput of transmission service that HNS expects for SPACEWAY 3.

HNS’ separation from DIRECTV has required it to incur additional costs to operate as a stand-alone entity, and HNS faces risks associated with the separation.

Following the April 2005 Transaction, HNS had to begin providing for certain services as a stand-alone company that previously were provided, at least in part, by DIRECTV, including its own tax advisory services, treasury/cash management operations, risk management, audit, employee benefits and business insurance. In addition, we must implement financial and disclosure control procedures and corporate governance practices that enable us to comply with the Sarbanes-Oxley Act of 2002 and related SEC rules. For example, we will need to further develop accounting and financial capabilities, including development of documentation related to internal control policies and procedures. Failure to quickly establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal control and financial reporting. Further, the actual costs of providing these services could exceed our expectations, which could have an adverse effect on our financial condition and results of operations.

DIRECTV may compete with HNS in certain sectors and subject to certain conditions.

While HNS has entered into a non-competition agreement with DIRECTV in connection with its separation from DIRECTV in 2005, DIRECTV has retained the right to compete with HNS in selling data services to consumers at all times and may compete with HNS in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using its two SPACEWAY satellites for data service offerings that would directly compete with HNS, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with HNS’ business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with HNS after the non-competition agreement expires on April 22, 2010.

Because we depend on being awarded large-scale contracts in competitive bidding processes, losing a modest number of bids could have a significant adverse effect on our results of operations.

In 2006 and 2005, substantially all sales revenue of HNS in its network equipment and services business was derived from large-scale VSAT network contracts that were awarded to HNS following competitive bidding. The number of major procurements for VSAT-based networks in any given year is limited and the competition is intense. Losing a modest number of such bids each year could have a significant adverse effect on our results of operations. In addition, our period to period results may fluctuate in any given year based on the timing of these large scale contracts.

HNS has reported losses once in the last three years and may incur losses in the future, and HNS may not be able to sustain the revenue growth that it has experienced in recent years.

Our success and profitability is largely dependent on HNS and its results of operations. For the years ended December 31, 2006 and 2005, HNS generated net income of $19.1 million and $24.0 million, respectively and a net loss of $1,433.5 million for the year ended December 31, 2004. Although HNS’ revenues have grown in recent years, HNS may be unable to sustain such growth rates in light of changing market or economic conditions. In addition, any inability on HNS’ part to control costs could cause its business, financial condition and results of operations to suffer.

We are dependent upon suppliers of components, manufacturing outsourcing, installation and customer service and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast its component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet its requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce its products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost increases in the last six to 12 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. Although we have been successful in offsetting or mitigating its exposure to these raw material cost increases, such increases could have an adverse impact on our product costs.

•

Manufacturing outsourcing—While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•

Installation and customer support service—Each of our North American and international operations utilize a network of third-party installers to deploy our hardware. In addition, a portion of HNS’ customer support and management is provided by offshore call centers. Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers or the occurrence of negligent and careless acts could adversely affect our reputation, renewal rates and ability to win new business.

Our failure to develop, obtain or protect our intellectual property rights could adversely affect our future performance and growth.

Our success depends on our ability to develop and protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect certain aspects of our business. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. As such, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position. We may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for our business.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. Further, our competitors may infringe our patents. In addition, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

We also rely on unpatented proprietary technology. To protect its trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we fail to prevent substantial unauthorized access to its trade secrets, we risk the loss of those intellectual property rights and whatever competitive advantage they provide us.

Claims that our services and products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our revenue.

We have in the past received, and may in the future receive, communications from third-parties claiming that we or our products infringe upon the intellectual property rights of third-parties. We have also been named in the past, and may be named in the future as a defendant in lawsuits claiming that its services or products infringe upon the intellectual property rights of third-parties. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or products infringe on valid and enforceable intellectual property owned by others, we may be liable for money damages and may be required to cease developing or marketing those services and products, unless we obtain licenses from the owners of the intellectual property or redesign those services and products in such a way as to avoid infringing on those intellectual property rights. If a third-party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third-parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products HNS provides. Third-parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of its customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

In addition, our patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents, trademarks and other rights afford us. If we lose the use of a product name or brand name, our efforts spent on building that brand may be lost, and we will have to rebuild a brand for that product, which we may or may not be able to do, and which would cause us to incur new costs in connection with building such brand name. If we are involved in a patent infringement suit, even if we prevail, there is no assurance that third-parties will not be able to design around our patents, which could harm our competitive position.

If we are unable to license technology from third-parties on satisfactory terms, our developmental costs could increase and we may not be able to deploy our services and products in a timely manner.

We depend, in part, on technology that we license from third-parties on a non-exclusive basis and integrate into our products and service offerings. Licenses for third-party technology that we use in our current products may be terminated or not renewed, and we may be unable to license third-party technology necessary for such products in the future. Furthermore, we may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models. Changes to or the loss of a third-party license could lead to an increase in the costs of licensing or inoperability of products or network services. In addition, technology licensed from third-parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could expose us to significant liability and significantly reduce our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and its quality control procedures. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. The occurrence of any defects, errors or failures in our products or network services could result in: (i) incurring additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns; (v) diversion of our resources; (vi) legal actions by our customers or our customers’ end users, including for damages caused by a defective product; and (vii) the issuance of credits to customers and other losses to us, our customers or end users. If our products and network services do not perform their intended function, customer installations could be delayed or orders for our products and services could be cancelled, which could significantly reduce our revenues. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability. In addition, our insurance would not cover the cost of correcting significant errors, defects, design errors or security problems.

We are majority-owned by Apollo Investment Fund IV, L. P. (“Apollo”) and Apollo’s interests as an equity holder may conflict with those of the holders of HNS’ 9.5% Senior Notes (“Senior Notes”) or with those of other equity holders of the Company.

As of December 31, 2006, Apollo owned in the aggregate 12,408,611 shares, or approximately 65.3%, of our issued and outstanding common stock. Therefore, Apollo has control over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. The interests of Apollo may not in all cases be aligned with those of the holders of the Senior Notes and the other holders of our common stock. In addition, the level of Apollo’s ownership of our shares of common stock and these rights could have the effect of discouraging or impeding an unsolicited acquisition proposal. For example, if HNS encounters financial difficulties, or HNS is unable to pay HNS’ debts as they mature, the interests of our equity holders might conflict with those of the holders of the Senior Notes. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Currently, Apollo has an interest in Intelsat, Ltd., which leases satellite transponder capacity to us and has an ownership interest in WildBlue Communications, Inc., one of our competitors in the North American consumer market. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Apollo has other investments in the satellite and telecommunications industry and subject to limitations contained in HNS’ LLC agreement and the indenture governing HNS’ Senior Notes and HNS’ $50.0 million revolving credit facility (“Revolving Credit Facility “) regarding affiliate transactions. Apollo may cause the Company or HNS to enter into transactions with their affiliates to buy or sell assets.

We are a holding company and the inability of our subsidiaries to pay distributions or dividends or transfer funds or other assets to us would harm our ability to pay future dividends.

We are a holding company and our principal assets are membership interests of HNS and cash. Although we do not currently intend to pay dividends on our shares of common stock for the foreseeable future (See “—Risks Relating to our Common Stock Generally”), in the event that we choose to pay dividends, we would be primarily reliant on distributions or dividends from our subsidiaries to pay such dividends. The ability of HNS to pay us distributions or transfer funds or other assets is subject to the terms of HNS’ debt agreements which contain covenants which, among other things, limit the ability of HNS and certain of its subsidiaries to pay dividends or distributions or redeem or repurchase capital stock. Such limitations could harm our ability to pay future dividends, if any.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HNS’ and our senior management team to remain competitive in our industry. The loss of one or more members of HNS or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy continues to improve. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

Risks Related to the Regulation of Our Business

We may face difficulties in obtaining regulatory approvals for our provision of telecommunications services, and we may face changes in regulation, each of which could adversely affect our operations.

In a number of countries where we operate, the provision of telecommunications services is highly regulated. In such countries, we are required to obtain approvals from national and local authorities in connection with most of the services that we provide. In many jurisdictions, we must maintain such approvals through compliance with license conditions or payment of annual regulatory fees.

While the governmental authorizations for our’ current business generally have not been difficult to obtain in a timely manner, the need to obtain particular authorizations in the future may delay our provision of current and new services. Moreover, the imposition by a governmental entity of conditions on our authorizations, or the failure to obtain authorizations necessary to launch and operate satellites or provide satellite service, could have a material adverse effect on our ability to generate revenue and conduct its business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

Future changes to the regulations under which we operate could make it difficult for us to obtain or maintain authorizations, increase our costs or make it easier or less expensive for our competitors to compete with us. See “Item 1. Business—Government Regulation.”

In particular, the FCC recently adopted and released two orders governing the obligations of broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. The first order established that broadband Internet access and Internet telephony service providers must comply with CALEA, and that all newly-covered service providers must comply by May 14, 2007. The second order addresses the assistance capabilities required of the providers covered by the first order, as well as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. We may be required to make changes in our system architecture in order to comply with the FCC’s orders in this proceeding. We may be unable to satisfy the compliance deadline established by the new FCC orders on CALEA, which could subject us to possible enforcement actions.

We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this universal service contribution through to our customers.

Because our customer contracts often include both telecommunications, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from its customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed through the wrong amount to its customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and the contribution obligations of third parties that provide communication services that we use to provide our services. Any such change to the universal service contribution rules could increase or decrease our costs of providing service to our customers.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’ Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical information relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security “the Bureau” under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by HNS of the VSAT technology, primarily to China. Under the consent agreement, which applies to HNS, DIRECTV agreed to pay a $4.0 million fine over a period of three years and HNS is required to establish and maintain a special compliance official for a period of three years. The special compliance official is an independent contractor with authority to oversee matters relating to compliance with the ITAR. HNS has satisfied the requirement in the consent agreement that it spends $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of HNS’ subsidiaries in China was debarred from conducting certain international business, although HNS may seek reinstatement in the future. As a result of the voluntary disclosure and consent agreement, HNS has been unable to perform its obligations under certain contracts in China and South Korea addressed by the consent agreement. If ultimately unable to perform, HNS may be liable for certain damages, which are not expected to be material. In June 2006, HNS settled such a claim from one of its customers in China for $0.5 million. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, which applies to HNS and arose out of separate violations of ITAR in which we were a named party.

Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for 26% of our revenue for the year ended December 31, 2006, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations, and over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•

Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation—We may not be permitted to own its operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the United States from our subsidiaries and joint venture entities. We may also be limited in its ability to distribute or access its assets by the governing documents pertaining to such entities. In such event, we will not have access to the cash flow and assets of our joint ventures.

•

Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare—Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our clients. Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•

We face significant competition in our international markets—Outside North America, We have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil, India and China and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our result of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in its financial statements. Because our foreign subsidiaries and joint ventures operate in foreign currencies, fluctuations in currency exchange rates have affected, and may in the future affect, the value of profits earned on international sales. In addition, we operate our business in countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation, including Argentina and Indonesia in recent years.

•

Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war—As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, its property or danger to its personnel.

•

Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors—Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not deregulated. The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of our business in these regions.

•

Customer credit risks—Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in the foreign countries in which we operate.

Risks Related to the Indebtedness

HNS’ high level of indebtedness could adversely affect its ability to raise additional capital to fund HNS’ operations and could limit its ability to react to changes in the economy or industry and prevents HNS from meeting its obligations.

HNS is significantly leveraged. The following table shows HNS’ level of indebtedness as of December 31, 2006 (in thousands):

December 31, 2006
Senior notes	$450,000
VSAT hardware financing	41,818
Revolving bank borrowings	2,174
Term loans payable to banks	2,408

Total debt	$496,400

Subsequent to year-end, HNS borrowed an additional $115 million from a syndicate of banks (“Term Loan Facility”) on February 23, 2007. HNS’ substantial degree of leverage could have important consequences for you, including the following:

•	it may limit HNS’ ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of HNS’ cash flows from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes, including its operations, capital expenditures, investments in new technologies and future business opportunities;

•

HNS’ Revolving Credit Facility, as discussed in Note 15 to the audited consolidated financial statements included in Item 8 of this report, and certain of its unsecured term loans are at a variable rate of interest, exposing HNS to the risk of increased interest rates;

•	it may limit HNS’ ability to adjust to changing market conditions and place HNS at a competitive disadvantage compared to its competitors that have less debt or more financial resources; and

•	HNS may be vulnerable in a downturn in general economic condition or in its business, or HNS may be unable to carry out capital spending that is important to its growth.

HNS may not be able to generate cash to meet its debt service needs.

HNS’ ability to make payments on or to refinance its indebtedness and to fund its operations will depend on HNS’ ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. HNS’ business may not generate sufficient cash flow from operations and future borrowings may not be available to HNS in amounts sufficient to enable HNS to service its indebtedness or to fund its other liquidity needs.

If HNS is unable to service its debt, HNS will be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital. HNS may be unable to affect any of these remedies on satisfactory terms, or at all. The Revolving Credit Facility, the Term Loan Facility and the indenture that governs the Senior Notes restrict HNS’ ability to dispose of assets and to use the proceeds from such dispositions. HNS may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations then due.

If HNS cannot make scheduled payments on its debt, HNS will be in default and, as a result:

•	its debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under its revolving credit facility could terminate their commitments to loan HNS money and foreclose against the assets securing their borrowings; and

•	we could lose our equity investment in HNS, which equity interests have been pledged by us to the lenders under HNS’ Revolving Credit Facility.

Covenants in HNS’ debt agreements will restrict our business in many ways.

The indenture governing the Senior Notes and the credit agreement governing the Term Loan Facility contain various covenants that limit HNS’ ability and/or its restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	incur liens;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from its subsidiaries;

•	sell assets and capital stock of its subsidiaries;

•	enter into certain transactions with its affiliates;

•	consolidate or merge with or into, or sell substantially all of its assets to, another person; and

•	enter into new lines of business.

In addition, HNS’ Revolving Credit Facility contains restrictive covenants. A breach of any of the covenants under the indenture, the Revolving Credit Facility or the Term Loan Facility could result in a default under HNS’ Revolving Credit Facility and/or the Senior Notes and/or the Term Loan Facility. Upon an event of default under HNS’ revolving credit facility, the lenders could elect to declare all amounts outstanding under its Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If HNS is unable to repay those amounts, the lenders under HNS’ Revolving Credit Facility could proceed against the collateral that secures that indebtedness. HNS has pledged a significant portion of it assets as collateral under it Revolving Credit Facility.

Risks Related to the Distribution and Separation from SkyTerra

We may incur significant liability to SkyTerra pursuant to the indemnification provisions of the separation agreement.

We and SkyTerra have entered into a separation agreement (the “Separation Agreement”) that effected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution. The Separation Agreement provides that we will indemnify SkyTerra and its affiliates against potential losses based on, arising out of or resulting from:

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

We may incur significant liability to SkyTerra pursuant to the provisions of the tax sharing agreement.

The tax sharing agreement governs the allocation between us and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. We will generally be responsible for, and indemnify SkyTerra and its subsidiaries against, all tax liabilities imposed on or attributable to:

•	the Company and any of its subsidiaries relating to all taxable periods; and

•	SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra.

Risks Relating to Our Common Stock Generally

There may be a limited public market for our common stock and our stock price may experience volatility.

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

Fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

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

As of December 31, 2006, we had 19,000,622 shares of common stock outstanding. All such shares are freely tradable without restriction under the Securities Act except for any such shares held at any time by any of our “affiliates,” as such term is defined under Rule 144 promulgated under the Securities Act. In connection with the Distribution, certain holders of stock options to purchase shares of SkyTerra’s common stock received stock options to purchase our common stock under the HCI 2006 Equity and Incentive Plan. See “Item 11. Executive Compensation—Grants of Plan Based Awards—2006 Equity and Incentive Plan.” In addition, we may terminate the HNS bonus unit plan and issue shares of restricted common stock or options to purchase shares of our common stock under the HCI 2006 Equity and Incentive Plan, in lieu of the existing bonus units. The exercise price of such options would be the closing price of our common stock on the date of grant. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued or reserved for issuance under our 2006 Equity and Incentive Plan. Accordingly, shares of common stock registered under any such registration statement and issued upon exercise of such stock options will be available for sale in the open market, unless such shares of common stock are subject to vesting restrictions.

We may have to issue additional shares of our common stock to satisfy the Class B membership interests of HNS, which after January 1, 2007, the one year anniversary of the January 2006 Transaction, may, to the extent vested, be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of the vested Class B membership interests tendered for exchange, divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange.

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

Item 1B.	Unresolved Staff Comments

The Company has no unresolved comments from the Security and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. The following table sets forth our owned and leased properties as of December 31, 2006:

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	68,300	Engineering, office space
Gaithersburg, Maryland	Leased	32,600	Warehouse
Griesheim, Germany*	Leased	30,900	Corporate headquarters (Europe), shared hub, operations
Gurgaon, India	Leased	46,100	Corporate headquarters (India), shared hub, operations, warehouse
Milton Keynes, England	Leased	18,000	Back office support and operations (Europe)
Southfield, Michigan*	Leased	15,000	Shared hub
Alexandria, Virginia	Leased	15,000	Warehouse
Las Vegas, Nevada*	Leased	14,900	Shared hub, backup network operation and control center SPACEWAY
San Diego, California	Leased	13,800	Engineering, sales
Delhi, India	Leased	13,600	Office, warehouse
Mumbai, India	Leased	10,000	Warehouse, shared hub
Shanghai, PRC	Leased	8,200	Repair, sales, marketing
Sao Paulo, Brazil	Leased	6,700	Sales, marketing, operations
Kolkata, India	Leased	6,300	Warehouse
Griesheim, Germany	Leased	5,240	Warehouse space
Bangalore, India	Leased	4,300	Warehouse
Gaithersburg, Maryland	Leased	3,500	Warehouse
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,600	Sales, marketing
Edison, New Jersey	Leased	2,508	Sales
Jakarta, Indonesia	Leased	1,182	Sales, marketing, operations
Moscow, Russia	Leased	1,081	Sales, marketing
Lomas de Chaputepec, Mexico	Leased	600	Sales, marketing, operations
Dubai, United Arab Emirates	Leased	500	Sales
Irving, Texas	Leased	280	Sales
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales
Rio de Janeiro, Brazil	Leased	160	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

The Company is periodically involved in litigation in the ordinary course of our business alleging intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, employment related claims and worker’s compensation claims. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of HNS’ business and the ownership of our properties that, if adversely determined, would have a material adverse effect on its business, financial condition, results of operations or liquidity.

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business, although HNS may seek reinstatement in the future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and consent agreement HNS has been unable to perform its obligations under certain contracts in China and South Korea addressed by the consent agreement. If ultimately unable to perform, HNS may be liable for certain damages, which are not expected to be material. In June 2006, HNS settled such a claim with one of its customers in China for $0.5 million.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) global market under the symbol “HUGH” on September 22, 2006. From February 22, 2006 through September 21, 2006, our common stock was traded on the Over-The-Counter Bulletin Board under the symbol “HGCM.” Prior to February 22, 2006, our common stock was not traded on any public trading market. The following table shows the high and low sale prices per share of our common stock:

2006	High	Low
First quarter	$ 46.00	$ 21.00
Second quarter	$ 43.00	$ 31.50
Third quarter	$ 45.02	$ 29.75
Fourth quarter	$ 47.49	$ 35.17

The closing sale price of our common stock as reported on the NASDAQ on March 22, 2007 was $47.00 per share. At that date, there were 347 holders of record of our common stock.

Dividends

No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. We do not anticipate or intend on paying cash dividends for the foreseeable future. Any determination to pay dividends will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as the Board of Directors deems relevant. In addition, Hughes Network Systems, LLC’s debt agreements limit its ability to pay dividends or transfer funds or other assets to us, thereby limiting our ability to pay dividends. We may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

Unregistered Shares

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

Performance Graph

The line-graph presentation below compares the Company’s cumulative stockholder returns with the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period February 23, 2006 (the date our common stock began trading on a national market) through December 29, 2006. The comparison assumes the investment of $100 on February 23, 2006 in our common stock and each of the foregoing indices and reinvestment of all dividends.

Cumulative Total Returns

$100 Invested at February 23, 2006

	February 23, 2006	December 29, 2006
Hughes Communications, Inc.	$100.00	$186.48
NASDAQ Composite Index	$100.00	$105.97
NASDAQ Telecommunications Index	$100.00	$115.13

Item 6.	Selected Financial Data

Set forth below is our selected historical consolidated financial data. The selected historical statements of operations data and balance sheet for the years ended or as of December 31, 2002 through 2005 set forth below are derived from SkyTerra’s audited consolidated financial statements. Our consolidated statement of operations data for the year ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2006 set forth below are derived from our audited consolidated financial statements and the notes thereto included elsewhere in this report. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, we were considered the divesting entity and treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things; (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constitute a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to us include SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries.

Our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results attributable to the businesses and assets retained by SkyTerra, in accordance with EITF 02-11. Accordingly, future reports will continue to reflect HNS’ historical results (through December 31, 2005) under the equity method and will also reflect the historical results through the date of the Distribution attributable to the MSV Joint Venture and other assets and liabilities retained by SkyTerra.

The selected data presented below should be read in conjunction with our financial statements, the notes to our financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenues	$858,699	$615	$2,117	$699	$-
Cost of revenues	(637,406)	(326)	(2,036)	(913)	-

Gross margin	221,293	289	81	(214)	-
Selling, general and administrative expenses	(139,449)	(9,588)	(9,367)	(6,733)	(6,513)
Other operating expenses	(29,202)	-	-	-	-

Operating income (loss) from operations	52,642	(9,299)	(9,286)	(6,947)	(6,513)
Other income (expense)	(35,828)	2,313	31,578	6,548	(9,114)
Equity in losses (earnings) of unconsolidated affiliates	(2,132)	13,947	(2,356)	(404)	(385)
Minority interests in net earnings (losses) of subsidiaries	118	1,925	(810)	(1,126)	(998)

Income (loss) before discontinued operations and taxes	14,800	8,886	19,126	(1,929)	(17,010)
Income tax (expense) benefit	(54,110)	50,334	-	-	350

(Loss) income from continuing operations	(39,310)	59,220	19,126	(1,929)	(16,660)
Income (loss) from discontinued operations, net	197	105	(1,960)	1,211	12,632

Net (loss) income	(39,113)	59,325	17,166	(718)	(4,028)
Cumulative dividends and accretion of convertible preferred stock to liquidation value	(1,454)	(9,969)	(9,918)	(9,687)	(10,937)

Net (loss) income attributable to common stockholders	$(40,567)	$49,356	$7,248	$(10,405)	$(14,965)

Basic net (loss) earnings per common share:
Continuing operations	$(2.44)	$5.59	$1.22	$(1.52)	$(4.65)
Discontinued operations	0.01	0.01	(0.26)	0.16	2.13

Basic net (loss) earnings per common share	$(2.43)	$5.60	$0.96	$(1.36)	$(2.52)

Diluted net (loss) earnings per common share:
Continuing operations	$(2.44)	$5.33	$1.16	$(1.52)	$(4.65)
Discontinued operations	0.01	0.01	(0.24)	0.16	2.13

Diluted net (loss) earnings per common share	$(2.43)	$5.34	$0.92	$(1.36)	$(2.52)

Weighted average common shares outstanding:
Basic	16,668,591	8,807,237	7,557,948	7,670,759	5,932,646
Diluted	16,668,591	9,244,011	7,918,685	7,670,759	5,932,646

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$214,253	$27,964	$94,507	$28,692	$39,492
Investment in Hughes Network Systems, LLC	$-	$75,282	$-	$-	$-
Investment in Mobile Satellite Systems, LLC	$-	$42,761	$50,098	$-	$-
Note receivable - Motient	$-	$-	$-	$65,138	$56,823
Investments in affiliates	$12,011	$4,362	$3,361	$2,769	$2,343
Total assets	$931,644	$205,337	$154,570	$98,099	$100,346
Long-term obligations	$487,269	$-	$-	$-	$-
Total liabilities	$711,575	$5,378	$10,512	$6,066	$7,715
Series A redeemable convertible preferred stock, net	$-	$93,100	$88,706	$80,182	$70,495
Stockholder’s equity (deficit)	$215,389	$98,385	$45,378	$(616)	$10,802

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of cash flows data:	(in thousands)
Net cash provided by (used in) operating activities	$90,173	$(6,464)	$16,144	$(6,748)	$(9,898)
Net cash (used in) provided by investing activities	$(173,328)	$(954)	$(19,325)	$(20,650)	$21,173
Net cash provided by (used in) financing activities	$168,679	$(5,363)	$31,021	$(1,189)	$17,148

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities law; between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

As a result of the January 2006 Transaction, as described below, our business has changed materially. For the periods following the closing of the January 2006 Transaction, we include the financial position and operating results of Hughes Network Systems, LLC (“HNS”) in our consolidated financial statements. From April 22, 2005 (the date of the April 2005 Transaction, as described below) through December 31, 2005, we record our investment in HNS using the equity method of accounting. On April 13, 2006, HNS and HNS Finance Corp. (together, the “Issuers”) issued $450,000,000 principal amount of 9 1/2% Senior Notes due 2014 (the “Senior Notes”). A portion of the net proceeds of the Senior Notes was used to repay the $325.0 million of term indebtedness incurred pursuant to the April 2005 Transaction, and the remainder of the net proceeds was used for general corporate purposes.

Overview

Hughes Communications, Inc. (“HCI” or the “Company”) operates its business primarily through Hughes Network Systems, LLC (“HNS”), which is a telecommunications company. HNS is the world’s leading provider of satellite based communications services and equipment. HNS also provides managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

This report includes the annual report Form 10-K of HNS as an Exhibit 99.1 as we believe that these are meaningful disclosures since prior to the January 2006 Transaction, our results of operations did not reflect HNS’ results of operations on a consolidated basis.

In addition, we have interests in other companies in the telecommunications industry, including:

•	ESP now focused on maximizing the license revenues from its existing intellectual property portfolio;

•

Hughes Systique Corporation (“HSC” or “Hughes Systique”), a provider of software development services with technology resources and expertise in wireless broadband communications for terrestrial and satellite applications;

•	Certain minority investments, including Mainstream Data, Inc., Edmund Holdings, Inc. and DataSynapse, Inc., and

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

On April 22, 2005, SkyTerra acquired 50% of HNS’ Class A membership interests (which it contributed to us on December 31, 2005) from DTV Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”) and became HNS’ managing member. The events of April 22, 2005 are referred to herein as the “April 2005 Transaction.” Our results for 2005 reflected our investment in HNS after the April 2005 Transaction under the equity method of accounting, whereby we recorded our proportionate share of HNS’ results of operations.

On January 1, 2006, we consummated the purchase (the “January 2006 Transaction”), from DTV Networks of the remaining 50% of HNS’ Class A membership interests for a purchase price of $100.0 million. As a result of the January 2006 Transaction, we now own 100% of the Class A membership interests of HNS. The January 2006 Transaction was funded by a $100.0 million loan from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Advisors IV L.P. (“Apollo”). Our consolidated financial statements for periods beginning on or after January 1, 2006 included the results of HNS and its controlled, majority-owned subsidiaries.

On February 21, 2006, SkyTerra distributed (the “Distribution”) all of the outstanding shares of our common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. As the result, SkyTerra was separated into two publicly traded companies: SkyTerra and HCI. Following the Distribution, SkyTerra no longer owns any of our capital stock; however, its controlling stockholder, Apollo, became our controlling stockholder. SkyTerra retained its interest in Mobile Satellite Ventures, LP (the “MSV Joint Venture”), a joint venture which provides mobile digital voice and data communications via satellite, its stake in TerreStar Networks, Inc. (“TerreStar”) and $12.5 million of cash, the balance, if any, of which will be transferred to us upon a change of control of SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined under the agreement.

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs”. Accordingly, the Company was considered the divesting entity and was treated as the “accounting successor” to SkyTerra for financial reporting purposes and SkyTerra was treated as if it had been distributed by the Company. This treatment was required because, among other things; (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF 02-11. For the year ended prior to December 31, 2006, the Company’s results included the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution and reflected the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

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

In December 2005, SkyTerra made a decision to discontinue operating AfriHUB. On December 31, 2005, SkyTerra contributed its 70% ownership interests in AfriHUB to us. Effective February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB for a promissory note with a principal amount of $0.2 million and a maturity date of February 20, 2007. We are currently pursuing collection on the note which was guaranteed by a third party. The sale of our ownership interest in AfriHUB did not have a material impact on our financial position or results of operations. In accordance with the Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of AfriHUB have been classified as discontinued operations on our consolidated statements of operations and prior period results have been reclassified.

In October 2005, we acquired Series A preferred shares from Hughes Systique for $3.0 million, representing an ownership of approximately 24% on an undiluted basis at December 31, 2006. Hughes Systique provides software development services and also supports other application areas such as wireless based networking, radio frequency identification device enterprise applications and multimedia applications for in-home broadband entertainment networks. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer and President, as well as certain former employees of HNS, including Mr. Kaul’s brother, Pradeep Kaul, who serves as Chief Executive Officer of Hughes Systique.

During 2004 and 2005, our consolidated revenues were primarily derived from fees generated from services performed by ESP. During the fourth quarter of 2004, ESP experienced a significant decline in demand for its services, including from its existing customers. This decline resulted from the decreased amount of outsourced development and engineering services contracted for by is traditional customer base. As a result, in January 2005, ESP reduced its workforce from 21 employees to four employees to compensate for the reduced cash inflows. ESP subsequently reduced its headcount to one employee and has ceased performing services for clients. Instead, ESP is focusing on maximizing the licensing revenue from its intellectual property portfolio and is expected to continue those efforts. During 2006, our consolidated revenues were primarily derived from HNS’ operations as a result of the January 2006 Transaction.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly traded companies: (i) Hughes Communications, Inc., which consists of, among other things, the assets, liabilities and operations associated with the HNS and ESP businesses and certain minority investments in entities including Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of SkyTerra’s cash, cash equivalents and marketable securities, excluding $12.5 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, consisting of the assets and liabilities associated with its interest in the MSV Joint Venture and its stake in TerreStar, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and marketable securities at such time, if any, will be transferred to us from SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined under the agreement.

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

We have entered into a separation agreement with SkyTerra effective December 31, 2005 (the “Separation Agreement”). The Separation Agreement effected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to the MSV Joint Venture and TerreStar, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to the Series A Preferred Stock, became our assets and liabilities. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and marketable securities at such time, if any, will be transferred to us from SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as deferred under the agreement. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in the MSV Joint Venture and TerreStar to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved.

HNS Transactions

On April 22, 2005, SkyTerra acquired 50% of the Class A membership interests of HNS from DTV Networks, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks approximately $200.7million of cash. On December 31, 2005, SkyTerra contributed to us its 50% Class A membership interest of HNS.

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

Strategic Initiatives and Their Impact on HNS’ Results of Operations

For a discussion of the effects of strategic initiatives on HNS’ results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-K filed by HNS with the Securities and Exchange Commission (“SEC”) related to the year ended December 31, 2006, which is included as Exhibit 99.1 herein.

Factors Affecting HNS’ Results of Operations

For a discussion of the factors affecting HNS’ results of operations, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is included as Exhibit 99.1 herein.

Key Business Metrics for HNS

For a discussion of HNS’ key business metrics, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is included as Exhibit 99.1 herein.

Results of Operations

	Year Ended December 31,			Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in thousands)
Revenues:
Services	$440,450	$615	$2,117	$439,835	$(1,502)
Hardware sales	418,249	-	-	418,249	-

Total revenues	$858,699	$615	$2,117	$858,084	$(1,502)

Operating costs and expenses:
Cost of services	$309,698	$326	$2,036	$309,372	$(1,710)
Cost of hardware products sold	$327,708	$-	$-	$327,708	$-
Selling, general and administrative expense	$139,449	$9,588	$9,367	$129,861	$221
Research and development	$23,058	$-	$-	$23,058	$-
Amortization of intangibles	$6,144	$-	$-	$6,144	$-
Income tax (expense) benefit	$(54,110)	$50,334	$-	$(104,444)	$50,334
Net gain (loss) on discontinued operations	$197	$105	$(1,960)	$92	$2,065
Net (loss) income	$(39,113)	$59,325	$17,166	$(98,438)	$42,159
Cumulative dividends and accretion of convertible preferred stock to liquidation value	$(1,454)	$(9,969)	$(9,918)	$8,515	$(51)
Net (loss) income attributable to common stockholders	$(40,567)	$49,356	$7,248	$(89,923)	$42,108

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Services Revenues

For the year ended December 31, 2006, services revenues increased $439.9 million to $440.5 million from $0.6 million in 2005. The increase was due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ services revenues in 2006 were $440.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Hardware Sales

For the year ended December 31, 2006, hardware sales were $418.2 million compared to none in 2005 as we did not sell hardware products prior to our acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which Form 10-K is included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Cost of Services

For the year ended December 31, 2006, cost of services increased by $309.4 million to $309.7 million from $0.3 million for the year ended December 31, 2005. The increase was due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ cost of services in 2006 was $309.6 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Cost of Hardware Products Sold

For the year ended December 31, 2006, cost of hardware products was $327.7 compared to none for the year ended December 31, 2005 as we did not sell hardware products prior to our acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which Form 10-K is included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the year ended December 31, 2006 and 2005.

Selling, General and Administrative Expense

For the year ended December 31, 2006, selling, general and administrative expense increased by $129.8 million to $139.4 million from $9.6 million for the year ended December 31, 2005. The increase was primarily due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ sales, general and administrative expense was $134.1 million for 2006. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Research and Development

For the year ended December 31, 2006, research and development expense was $23.1 million compared to none in 2005 as there was no research and development expense prior to the January 1, 2006 acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Amortization of Intangibles

As a result of the January 2006 Transaction, we have recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $6.1 million for the year ended December 31, 2006. There was no amortization expense relating to intangible assets in the prior year.

Operating Income (Loss)

For the year ended December 31, 2006, operating income increased by $61.9 million to $52.6 million from an operating loss of $9.3 million for the year ended December 31, 2005. The increase was primarily due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ operating income for 2006 was $57.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 herein, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Equity in Earnings of Hughes Network Systems, LLC

We recorded no income or loss under the equity method of accounting for HNS in 2006 as we consolidated HNS’ results subsequent to the January 2006 Transaction. In 2005, we recorded income of $24.1 million relating to our 50% ownership of HNS for the period from April 22, 2005 through December 31, 2005.

Equity in Loss of Mobile Satellite Ventures LP

In 2006 and 2005, we recorded expense of $1.5 million and $9.5 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss. Our share of the loss in 2006 is our proportionate share through the date of the Distribution, as we distributed our interest in the MSV Joint Venture to SkyTerra on that date.

Interest Expense

Interest expense was $47.8 million for 2006. We had no interest expense in the prior year. Interest expense during 2006 primarily consists of $46.0 million of interest on debt incurred by HNS and $1.7 million of interest paid to Apollo in connection with the $100.0 million loan from Apollo to finance the January 2006 Transaction. Of the $46.0 million of interest expense incurred by HNS, $43.6 million is primarily attributable to interest expenses associated with the Senior Notes, the first and second lien term bank debt, VSAT lease financing, prepayment penalty on the second lien term bank debt and net of capitalized interest.

Interest and Other Income

In 2006 and 2005, we recorded interest income and other income of $12.0 million and $2.3 million, respectively, an improvement of $9.7 million. The improvement is primarily attributable to an increase of $8.2 million in interest income earned on the cash acquired in the January 1, 2006 acquisition of HNS and $1.8 million in gain on receipt of equity from an unconsolidated affiliate

Income Tax Expense

For the year ended December 31, 2006, the Company recorded income tax expense of $54.1 million. This amount related primarily to the gain on the Distribution and included the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense included taxes on income earned by the Company’s subsidiaries in India and Brazil and estimated domestic state income taxes. For the year ended

December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution.

Discontinued Operations

For the years ended December 31, 2006 and 2005, we recorded a net gain on discontinued operations of $0.2 million and $0.1 million, respectively. In 2006, the net gain resulted primarily from the sale of our interest in AfriHUB on February 20, 2006. In 2005, the net gain was primarily attributable to the gain of $1.1 million from the settlement of Rare Medium, Inc. liabilities for a lesser amount, partially offset by a $1.0 million loss from operations of AfriHUB.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

In 2006 and 2005, we recorded dividends and accretion of $1.5 million and $10.0 million, respectively, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. The amount recorded in the year ended December 31, 2006 represents the amount recognized through the date of the Distribution when the Preferred Stock was distributed to SkyTerra.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes facilities costs, finance, legal and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. Selling, general and administrative expense for the year ended December 31, 2005 increased to $9.6 million from $9.4 million for the year ended December 31, 2004, an increase of $0.2 million. This increase primarily relates to the $2.9 million increase in professional fees primarily related to the registration of the common stock sold in the December 2004 private placement, several transactions which were not consummated, the special dividend distribution and the contemplated merger with Motient, a $0.3 million increase in non-cash compensation expense related to an option to purchase our common stock issued to a consultant in June 2004 and a $0.3 million increase in bonuses for our executive officers for services provided in connection with these transactions. Partially offsetting these increases were a $2.4 million decrease in non-cash compensation expense related to the 2002 and 2001 repricing of certain stock options and a decrease in expenses incurred by ESP of $0.6 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Equity in Earnings of Hughes Network Systems, LLC

Following SkyTerra’s April 2005 Transaction of a 50% interest in HNS, through the January 2006 Transaction, we accounted for our interest in HNS under the equity method in accordance with FIN 46R, as HNS is a variable interest entity as defined in FIN 46R and we are not the primary beneficiary as defined in FIN 46R. Accordingly, we record earnings relating to our proportionate share of HNS’ net income. For the period following the April Transaction through December 31, 2005, we recorded income of $24.1 million.

Interest and Other Income

Interest income for the year ended December 31, 2005 was comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments. Interest income, net for the year ended December 31, 2004 is comprised primarily of the interest earned on our cash, cash equivalents, and short-term investments and on our notes receivable from Verestar and Motient. Interest income for the year ended December 31, 2005 decreased to $1.4 million from $10.5 million for the year ended December 31, 2004, a decrease of $9.1 million. This decrease primarily related to the collection of all amounts due under the notes receivable from Motient and Verestar in 2004.

Other income for the year ended December 31, 2005 was $0.9 million primarily relating to the management fees received from HNS following the April 2005 Transaction and prior to January 2006 Transaction when we began to consolidate HNS. For the year ended December 31, 2004, we recorded other income of approximately $21.0 million relating primarily to one-time items, including the $19.0 million adjustment to the reserve for the note receivable from Motient, the $1.5 million settlement with Verestar’s parent company in connection with the termination of the August 2003 securities purchase agreement, and the approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 Verestar asset purchase agreement.

Income Tax Benefit

Pursuant to a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and SkyTerra with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, we expect that SkyTerra’s loss carryforwards (a portion of which became our loss carryforwards following the Distribution) will not be subject to limitation and, therefore, will be available to offset future taxable income if such taxable income is generated in a period prior to the expiration of or other limitation on such loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra expected to generate significant taxable income in 2006 for Federal and state income tax purposes. Accordingly, for the year ended December 31, 2005, we recognized a $50.3 million income tax benefit related to the reversal of the valuation allowance related to the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution.

Equity in (losses) earnings of unconsolidated affiliates

For the year ended December 31, 2005, we recognized net equity earnings from our unconsolidated affiliates of $13.9 million compared to net losses of $2.4 million for the year ended December 31, 2004. This improvement in earnings was principally the result of our acquisition of a 50% ownership interest in HNS, which is accounted for using the equity method of accounting. In 2005, our net earnings included $24.1 million from our investment in HNS, beginning April 23, 2005; offset by losses of $9.5 million related to Mobile Satellite Ventures LP (“MSV”) and net losses of $0.6 million in connection with other investments, including Hughes Systique Corporation and Naviguage. For the year ended December 31, 2004, we recorded a loss related to MSV of $1.0 million and a loss of $1.3 million relating to our proportionate share of Navigauge’s net loss.

Gain (Loss) from Discontinued Operations

We have two operations which are presented as discontinued in accordance with SFAS No. 144: AfriHUB and Rare Medium, Inc. In December 2005, SkyTerra made a decision to cease operating AfriHUB. On February 20, 2006, we entered into a Membership Interest and Note Purchase Agreement and sold our interests in AfriHUB. At the end of the third quarter of 2001, a decision to discontinue the operations of Rare Medium, Inc. and its LiveMarket subsidiary was made in light of their performance and prospects. For the year ended December 31, 2005, we recognized a gain of $0.1 million from discontinued operations consisting of a $1.1 million gain from the settlement of Rare Medium, Inc. liabilities at amounts less than their recorded amounts, partially offset by a $1.0 million loss from operations of AfriHUB. For the year ended December 31, 2004, we recognized a loss from discontinued operations of $2.0 million consisting of the loss from operations of AfriHUB.

Interests in MSV Joint Venture

For the year ended December 31, 2005 and 2004, the MSV Joint Venture had revenues of approximately $29.4 million and $29.0 million, respectively, and a net loss of approximately $41.0 million and $33.5 million, respectively. For additional information regarding the results of operations and financial position of the MSV Joint Venture, refer to the audited consolidated financial statements and related notes included in Item 8 of this report. Following the conversion of our notes receivable in November 2004, we accounted for our interest in the MSV Joint Venture under the equity method. For the year ended December 31, 2005 and the period from November 12, 2004 through December 31, 2004, we recorded losses of approximately $9.5 million and $1.0 million, respectively, relating to our proportionate share of the MSV Joint Venture’s net loss.

Liquidity and Capital Resources

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Cash Flows from Operating Activities

We had $214.3 million in cash, cash equivalents and short-term investments as of December 31, 2006, an increase of $186.3 million compared $28.0 million at December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 improved to $90.2 million from a $6.5 million use of cash for the year ended December 31, 2005, an improvement of $96.7 million. As a result of the January 2006 Transaction, we consolidate HNS operations beginning January 1, 2006. During the year ended December 31, 2006, we generated a net loss of $39.1 million compared to net income of $59.3 million for the year ended December 31, 2005. During 2005, the Company recorded a $50.3 million income tax benefit as a result of the reversal of the valuation allowance related to the Company’s net operating losses based upon the estimated gain on the Distribution, which was completed in February 2006. In 2006, the Company recorded income tax expense of $54.1 primarily related to the taxable gain on the Distribution. The decrease in net income (loss) was offset by the change in deferred taxes and the elimination of the equity in earnings of $24.1 million related to HNS, as a result of the January 2006 Transaction. Further, depreciation and amortization increased $48.4 million as a result of including HNS in our operations. Following the completion of the acquisition, working capital decreased primarily as a result of the $24.6 million reduction in receivables and inventory write-off of $11.9 million as a result of our discontinuation of narrowband products which contributed to the improvement in cash flows from operating activities. The improvements in accounts receivable were primarily due to management’s increased focus and monitoring as well as expanded collections efforts. As a result, the days sales outstanding in accounts receivable at HNS decreased by approximately 12 days from 78 days at December 31, 2005 to 66 days at December 31, 2006. Further, the inventory turnover ratio at HNS improved to 11.2 turns from 8.8 turns for the respective periods.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 increased to $173.3 million from $0.9 million for the year ended December 31, 2005, an increase of $172.4 million. The increase resulted primarily from the $77.2 million used for capital expenditures, $16.4 million expenditure for capitalized software and $90.1 million used to purchase short-term investments in 2006 compared to a $53.7 million net source of cash in 2005 resulting from the sale of short-term investments and $1.6 million net reduction in amounts invested in affiliates. Partially offsetting these uses in 2006 was the $50.0 million in cash used in 2005 to purchase the first 50% of the Class A membership interests in HNS. The total cash purchase price for the remaining 50% was $100.5 million. At the date of purchase, HNS had cash of $113.3 million.

Capital expenditures for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	Increase
Capital expenditures:
SPACEWAY program	$46,773	$-	$46,773
Other capital expenditures—VSAT	22,088	-	22,088
Capitalized software	16,416	-	16,416
Capital expenditures—other	7,486	3	7,483
VSAT operating lease hardware	844	-	844

Total capital expenditures	$93,607	$3	$93,604

Net Cash Flows from Financing Activities

Net cash provided by financing activities increased to a source of $168.7 million in 2006 from a use of $5.4 million in 2005, an increase of $174.1 million. Cash provided by financing activities in 2006 consisted primarily of $100 million of cash borrowed from Apollo in connection with the acquisition of HNS; the net proceeds of $113.3 million from HNS’ $450 million Senior Notes offering after repayment of $325 million in outstanding term indebtedness, which was further reduced by debt issuance cost of $11.7 million. The loan from Apollo was repaid with the proceeds of the $100 million rights offering completed in 2006. These items were offset by the payments of preferred stock dividends of $1.4 million, a final distribution to SkyTerra of $9.3 million and repayments of VSAT related debt and other revolver and term debt at HNS’ foreign subsidiaries of $39.9 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

As discussed in Note 1 to the audited consolidated financial statements included under Item 8 of this report, the Company participated in several significant transactions in 2005 which led to a “reverse spin-off that was consummated in early 2006.

Our former parent, SkyTerra, had approximately $28.0 million in cash, cash equivalents and short-term investments as of December 31, 2005. Pursuant to the Separation Agreement, SkyTerra contributed $15.5 million of cash, cash equivalents and short-term investments to us in December 2005.

Cash used in operating activities from continuing operations was approximately $5.4 million for the year ended December 31, 2005 and resulted primarily from the cash used for general corporate overhead including payroll and professional fees. Cash used by discontinued operations was approximately $1.1 million for the year ended December 31, 2005 and resulted from cash used by Rare Medium, Inc for the settlement of vendor liabilities and legal and advisory fees and by AfriHUB for the operation of the centers which provide its services on two university campuses.

For the year ended December 31, 2005, cash used in investing activities from continuing operations was $1.0 million and resulted primarily from the $50.0 million used to purchase 50% of the Class A membership interests of HNS in April 2005, the $3.6 million used to purchase interests in each of Hughes Systique and Navigauge and the $3.1 million deposited in a restricted cash account to collateralize the surety bond securing our license application for a satellite orbital slot. Partially offsetting these uses were $53.7 million net proceeds from sale of marketable investments and the $1.9 million of cash we received from the sale of our interests in two companies in which we invested in 1999 as part of our former venture investment strategy. Other than the $100.0 million paid in January 2006 for the remaining 50% of the Class A membership interests of HNS, we did not have any future funding commitments with respect to any of our other investments.

For the year ended December 31, 2005, cash used in financing activities from continuing operations was approximately $5.4 million, consisting primarily of the payment of the dividend on our Series A Preferred Stock, as described below.

Hughes Network System Transactions

On April 22, 2005, we acquired 50% of the Class A membership interests of HNS for $50.0 million in cash and 300,000 shares of our common stock. On January 1, 2006, we consummated the acquisition of the remaining 50% of the Class A membership interests of HNS from DTV Networks for $100.0 million in cash. In order to fund the purchase price, we borrowed $100.0 million from certain of the Apollo Stockholders with an interest rate of 8% per annum and a final maturity date of January 1, 2007. The loan was repaid in March 2006 following the consummation of a rights offering conducted by Hughes.

AfriHUB Transactions

In August 2005, AfriHUB’s Nigerian subsidiary borrowed approximately $0.2 million of short-term financing from a Nigerian bank under a term loan to fund the investment necessary to establish a facility on an additional university campus. The short-term borrowing, which was denominated in Nigerian Naira, was due in August 2006 and bears interest at an annual rate of 19% as of December 31, 2005. The interest rate is subject to change based on fluctuations of the bank’s money market rate.

In December 2005, we made a decision to discontinue operating AfriHUB and signed a letter of intent to sell our interests in AfriHUB for a promissory note with a principal amount of approximately $0.2 million and a maturity date of February 20, 2007. The sale of our ownership interest in AfriHUB was completed in February 2006 and did not have a material impact on our financial position or results of operations.

Motient Promissory Note

On May 1, 2002, to mitigate the risk, uncertainties and expenses associated with Motient’s then pending plan of reorganization, we cancelled the outstanding amounts due under the original promissory notes issued by Motient in 2001 and accepted a new note in the principal amount of $19.0 million (the “New Motient Note”) that was issued by MSV Holding, Inc., a new, wholly-owned subsidiary of Motient that owns 100% of Motient’s interests in the MSV Joint Venture. The New Motient Note was due on May 1, 2005 and yielded interest at a rate of 9% per annum. Although the New Motient Note was unsecured, there were material restrictions placed on the use of MSV Holdings Inc.’s assets, and MSV Holdings Inc. was prohibited from incurring or being a guarantor on any debt in excess of $21.0 million (including the New Motient Note). Additionally, there were events of default (e.g., a bankruptcy filing by Motient) that would have accelerated the due date of the New Motient Note. As a result of the uncertainty with respect to the ultimate collection on the remaining amounts due on the New Motient Note, a reserve was maintained for the entire principal amount of the note and unpaid interest accrued thereon.

On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid us approximately $0.5 million of interest accrued on the New Motient Note.

Following several successful financings by Motient, on July 15, 2004, Motient paid us approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note. Accordingly, the reserve was adjusted resulting in the recognition of $23.1 million of income.

Verestar Transactions

On August 29, 2003, we signed a securities purchase agreement to acquire, through a newly formed subsidiary, approximately 67% (on a fully-diluted basis) of Verestar. Concurrent with the signing of the securities purchase agreement, we purchased a 10% senior secured note with a principal balance of $2.5 million and a due date of August 2007. We terminated the securities purchase agreement on December 22, 2003. Subsequently, Verestar filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

In connection with the Verestar bankruptcy, we entered into a stipulation with Verestar pursuant to which the parties agreed to, among other things, the validity and enforcement of the obligation under the senior secured note and our security interest in Verestar’s assets. On April 30, 2004, Verestar repaid the $2.5 million principal amount of the senior secured note, along with an additional approximately $0.4 million representing a break-up fee in connection with the termination of the March 2004 asset purchase agreement.

On July 9, 2004, we settled our dispute with Verestar’s parent company regarding the break-up fee in connection with the termination of the August 2003 securities purchase agreement. As consideration for the settlement, Verestar’s parent company paid us $1.5 million.

Series A Preferred Stock Dividend

In accordance with the terms of our Series A Preferred Stock, the holders are entitled to receive quarterly cash dividends commencing on July 1, 2004. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2004, was declared and paid on January 13, 2005. The quarterly payment of approximately $1.4 million, for the three months ended March 31, 2005, was declared on April 18, 2005 and paid on April 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended June 30, 2005, was declared and paid on July 22, 2005. The quarterly payment of approximately $1.4 million, for the three months ended September 30, 2005, was declared and paid on November 7, 2005. The quarterly payment of approximately $1.4 million, for the three months ended December 31, 2005, was declared on January 30, 2006 and paid on February 2, 2006. As part of the February 2006 Distribution, all Series A preferred stock and warrants were distributed to SkyTerra and these securities are not an authorized class of securities for the Company as of December 31, 2006.

Future Liquidity Requirements

We are significantly leveraged primarily as a result of the HNS debt. We expect that our principal future liquidity requirements will be for working capital, HNS’ debt service, costs to complete and launch the SPACEWAY satellite and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. On April 13, 2006, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, issued the 9 1/2% $450 million Senior Notes in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors, including the indebtedness under HNS’ Revolving Credit Facility. A portion of the net proceeds of the offering was used to repay the $325.0 million of term indebtedness incurred pursuant to the April 2005 Transaction, including accrued interest and an early termination fee. The remainder, after paying the fees and expenses associated with the issuance of the Senior Notes, is available to HNS for general corporate purposes. In connection with the offering, HNS amended its Revolving Credit Facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. At December 31, 2006, HNS has issued letters of credit totaling $12.3 million under the Revolving Credit Facility.

As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2006 was $37.7 million. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the Senior Notes, HNS entered into a registration rights agreement with the purchasers of the Senior Notes requiring HNS to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. HNS’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time HNS commenced the registered exchange offer for the Senior Notes, which was subsequently completed on November 29, 2006.

The agreement governing the amended Revolving Credit Facility and the indenture governing the Senior Notes require HNS to comply with certain covenants, for as long as: (i) in the case of the amended Revolving Credit Facility, the amended and revolving credit agreement is in effect and (ii) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility contains affirmative covenants such as preserving HNS’ businesses and properties, maintaining insurance over HNS’ assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent HNS’ financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS was in compliance with all of its debt covenants at December 31, 2006.

As of April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2006, $1.1 million remained outstanding on the letter of credit issued to JPM and $11.2 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. There were no borrowings outstanding with respect to the BOA Revolving Credit Facility. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA Revolving Credit Facility totaled $37.7 million at December 31, 2006.

On February 23, 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (“Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and its existing Revolver Credit Facility. HNS Finance Corp., a wholly owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest rate on the Term Loan Facility is at the option of HNS, the adjusted LIBOR (as defined in the Term Loan Facility and the Existing Revolver Facility) plus 2.50% or ABR (as defined in the Term Loan Facility and the Existing Revolver Facility) plus 1.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. HNS plans to use the net proceeds from the Term Loan Facility to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 15 to the audited consolidated financial statements included in Item 8 of this report. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the year ended December 31, 2008 through 2014.

HNS’ Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding as of December 31, 2006 and 2005 were $4.6 million and $4.8 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

Prior to the third quarter of 2005, HNS leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, HNS retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, HNS received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and HNS recognized a corresponding liability to the financial institution for those transactions. As of December 31, 2006, $41.8 million remained outstanding with respect to such VSAT leases. Beginning in the fourth quarter of 2005, VSAT hardware arrangements do not include a financial obligation for HNS and do not result in a liability be recognized by HNS.

Based on HNS’ current and anticipated levels of operations and conditions in its markets and industry, we believe that our cash on hand, cash flow from operations and availability under HNS’ Revolving Credit Facility will enable us to meet our working capital, capital expenditure, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations and to comply with the financial covenants under HNS’ debt agreements, depends on our and HNS’ future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all. Our and HNS’ subsidiaries are separate and distinct legal entities and, except for HNS’ existing and future subsidiaries that are or will be guarantors of the Senior Notes, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
VSAT hardware financing obligations (1)	22,109	10,923	4,579	2,105	1,402	700	41,818
Term loans	1,275	906	227	-	-	-	2,408
Revolving loans	2,174	-	-	-	-	-	2,174
Estimated interest payments (2)	46,084	44,473	43,381	43,010	42,872	97,867	317,687
Construction and launch services contracts for SPACEWAY 3 (3)	31,700	18,800	-	-	-	-	50,500
Orbital slot commitment (4)	750	750	750	750	1,000	5,000	9,000
Transponder lease obligations	155,913	104,330	52,323	29,697	24,352	32,989	399,604
Leases and other commitment	9,241	4,494	2,460	1,168	868	1,323	19,554
Due to affiliates	13,119	-	-	-	-	-	13,119
Due to DIRECTV	-	8,967	-	-	-	-	8,967
Service contract (5)	1,331	-	-	-	-	-	1,331

Total	$283,696	$193,643	$103,720	$76,730	$70,494	$587,879	$1,316,162

(1)	Principal obligations related to our VSAT hardware financing obligations are funded by payments received from customers under the service agreements with those customers.
(2)

Estimated interest payments were calculated as follows: (i) interest on the Notes was calculated based on the 9 1/2% fixed rate of the Notes (ii) interest on the VSAT hardware financing obligations and term loans debt were calculated based on the applicable rates and payment dates as contained in the debt instruments.

(3)	Based on HNS’ current estimates of when payments for the construction and launch of the SPACEWAY 3 satellite will be made.
(4)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot.
(5)	Amount represents remaining purchase commitment for software services.

Subsequent to December 31, 2006, HNS’ initial launch vehicle provider had a failure that jeopardizes its schedule for launch of SPACEWAY 3 (See “Item 1A. Risk Factors – Launch Risks”). In response to that risk, on February 28, 2007, HNS signed a contract with an alternative launch service provider the SPACEWAY 3 satellite in August 2007. The total estimated costs of completing the satellite construction, launch, insurance and other miscellaneous costs is approximately $133.5 million, of which $50.5 million is included in the contractual obligations detailed above.

On February 23, 2007, HNS borrowed $115 million under the Term Loan Facility which has a maturity date of April 15, 2014. Interest payments based on the Swap Agreement are estimated to be $7.5 million in 2007 and $8.8 million in each of 2008 through 2014. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.” The security for HNS’ interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 15 to the audited consolidated financial statements included in Item 8 of this report.

Additional details regarding these obligations are provided in the notes to the audited consolidated financial statements included in Item 8 of this report.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business, although it may seek reinstatement in the future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, HNS is currently unable to perform its obligations under certain contracts with certain customers in China and South Korea addressed by the consent agreement, and if ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, HNS settled a claim by one of these customers in China for $0.5 million.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Its management is not aware of any claims or adverse developments with respect to such matters which are expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct our business.

Off-Balance Sheet Arrangements

HNS is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of December 31, 2006, HNS had $27.5 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through HNS and its subsidiaries’ credit facilities. Of this amount, $12.3 million were issued under the Revolving Credit Facility, $5.5 million were secured by restricted cash and $9.7 million were secured by letters of credit issued under credit arrangements available to HNS’ Indian subsidiaries. Certain of the letters of credit issued by HNS’ Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of HNS’ hardware sales occurs in the second half of the year due to its customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on HNS and our results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see “Item 13. Certain Relationships and Related Transactions and Director Independence” and Note 22 to the audited consolidated financial statements included in Item 8 of this report.

Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected quarterly data from our statements of operations. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this document and in the opinion of our management, includes all adjustments that are necessary for a fair presentation of its results of operations for such periods.

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$196,874	$208,661	$209,761	$243,403	$135	$112	$196	$172
Gross margin	$50,733	$44,431	$55,564	$70,565	$(2)	$17	$149	$125
Net (loss) income	$(55,544)	$(4,396)	$11,369	$9,458	$(7,175)	$3,273	$5,558	$57,669
Net (loss) income attributable to common stockholders	$(56,998)	$(4,396)	$11,369	$9,458	$(9,668)	$781	$3,066	$55,177
Basic (loss) income per share	$(5.63)	$(0.23)	$0.60	$0.50	$0.56	$0.04	$0.17	$3.12
Diluted (loss) income per share	$(5.63)	$(0.23)	$0.60	$0.49	$0.56	$0.04	$0.16	$2.81

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and condition.

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

Prior to the third quarter of 2005, HNS leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, HNS retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, HNS received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and HNS recognized a corresponding liability to the financial institution for those transactions. HNS capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease. Subsequent to the third quarter of 2005, HNS amended its arrangements with the financial institutions financing the VSAT leases, and HNS ceased to retain a continuing obligation to the financial institutions for any new transactions. Leases, hardware revenues are recognized at the inception of the transaction.

In addition to providing standard product and service offerings, the Company also enters into contracts to design, develop and deliver telecommunication networks to customers. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Business Combinations and Intangible Assets

The Company has participated in several significant transactions since April 2005 which have impacted the Company’s financial statements. The Company accounts for business combinations in accordance SFAS No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangibles with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

We must make certain estimates and judgments in determining provisions for income taxes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax assets to amounts that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted taxable income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual taxable income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted taxable income from operating activities, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amounts. Such charges could be material to our consolidated results of operations and financial position.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations, domestically and internationally. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our determination of whether, and the extent to which, additional tax assessments are probable and estimable. If we ultimately determine that payment of these amounts is less than we originally expected, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary.

Prepaid Expenses and Other

The Company’s Consumer/SMB business, included in the VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. Subscriber acquisition costs (“SAC”), which are included in prepaid expenses and other, are important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a long-term service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Valuation of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Stock-Based Compensation

Stock-based compensation is an important component of the total compensation for our eligible employees. The stock-based compensation programs enable the Company to provide competitive compensation arrangements that facilitate the retention and motivation of its employees. The programs implemented by the Company, are discussed in the footnotes to the audited financial statements, included in Item 8 of this report. Prior to the adoption of SFAS No. 123R, “Share Share Based Payment - a revision of SFAS No. 123,” the Company accounted for stock-based compensation using the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted

Accounting for the Distribution

The Distribution by SkyTerra was accounted for as a reverse spin-off in accordance with EITF No. 02-11, “Accounting for Reverse Spin-offs” which provides guidance in situations in which a transferred business generated substantially all of the transferor’s historical consolidated revenues and constituted a majority of the book value of the transferor’s assets immediately prior to the spin-off. Further, we accounted for the Distribution as a non-monetary transaction in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” resulting in transfer of the net assets at their historical basis as of the date of the transfer.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 had no material impact on the results of the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its analyses on the impact of FIN 48 but does not expect it to have a material net change to its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements, or SAB No. 108. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. The implementation of SAB No. 108 did not have any material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

General

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. The Company manages its exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2006, the Company, through an Indian subsidiary, purchased $1.5 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2006. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $5.7 million as of December 31, 2006.

Marketable Securities Risk

The Company has a significant amount of cash that is invested in short-term investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that it diversify investments among United States Treasury securities and other high credit quality debt instruments that it believes to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk.

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. HNS is subject to variable interest rates on certain other debt including the $50.0 million revolving credit facility (“Revolving Credit Facility”). To the extent that HNS draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, HNS is subject to variable interest rates on the Term Loan Facility, which closed on February 23, 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum. This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for HNS’ interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 15 to the audited consolidated financial statements included in Item 8 of this report.

Market Concentration and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 3% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of the HNS’ products contain components whose base raw materials have undergone dramatic cost increases in the last six to twelve months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. HNS has been successful in offsetting or mitigating its exposure to these raw material cost increases through December 31, 2006. However, if HNS is unable to mitigate future increases, increases in raw material price could have an adverse impact on its product costs. The Company and HNS are unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hughes Communications, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule, Schedule II–Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Mobile Satellite Ventures LP (an equity investee), which constitutes 21 percent of consolidated total assets as of December 31, 2005, and contributed a loss to income before taxes and discontinued operations of $9,469,000 for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report dated February 22, 2006 expressed an unqualified opinion on those statements (which includes an explanatory paragraph indicating that Mobile Satellite Ventures LP adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”), has been furnished to us, and our opinion, insofar as it relates to such amounts included for Mobile Satellite Ventures LP, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Hughes Communications, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 26, 2007

HUGHES COMMUNICATIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$106,933	$21,964
Marketable securities	107,320	6,000
Receivables, net	180,955	47
Inventories	61,280	-
Prepaid expenses and other	38,683	3,330
Deferred income taxes	1,264	23,378
Assets held-for-sale	-	468

Total current assets	496,435	55,187

Property, net	312,497	18
Capitalized software costs, net	41,159	-
Intangible assets, net	30,663	-
Investment in Mobile Satellite Ventures LP	-	42,761
Investment in Hughes Network Systems, LLC	-	75,282
Deferred income taxes	2,440	26,956
Other assets	48,450	5,133

Total assets	$931,644	$205,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,391	$2,380
Short term borrowings and current portion of long-term debt	27,210	-
Accrued liabilities	124,586	2,473
Due to affiliates	13,119	-
Liabilities held-for-sale	-	525

Total current liabilities	224,306	5,378

Long-term debt	469,190	-
Other long-term liabilities	18,079	-

Total liabilities	711,575	5,378

Commitments and contingencies

Minority interests	4,680	8,474

Series A Redeemable Convertible Preferred Stock, $0.01 par value, net of amortized discount of $28,194 at December 31, 2005		93,100

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2006; no shares authorized, issued or outstanding as of December 31, 2005
Preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of December 31, 2006; 10,000,000 shares authorized and 1,199,077 shares Series A Redeemable Convertible Preferred Stock issued and outstanding as of December 31, 2005	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 19,000,622 shares and 4,365,988 shares issued and outstanding as of December 31, 2006 and 2005, respectively	19	4
Non-voting common stock, $0.01 par value; no shares authorized, issued or outstanding as of December 31, 2006; 50,000,000 shares authorized, and 4,495,106 shares issued and outstanding as of December 31, 2005		45
Additional paid in capital	626,927	473,737
Accumulated deficit	(410,408)	(371,295)
Accumulated other comprehensive loss	(1,149)	(4,106)

Total stockholders’ equity	215,389	98,385

Total liabilities and stockholders’ equity	$931,644	$205,337

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Services	$440,450	$615	$2,117
Hardware sales	418,249	-	-

Total revenues	858,699	615	2,117

Operating costs and expenses:
Cost of services	309,698	326	2,036
Cost of hardware products sold	327,708	-	-
Selling, general and administrative	139,449	9,588	9,367
Research and development	23,058	-	-
Amortization of intangibles	6,144	-	-

Total operating costs and expenses	806,057	9,914	11,403

Operating income (loss)	52,642	(9,299)	(9,286)
Other income (expense):
Interest expense	(47,791)	-	-
Interest income	9,640	1,436	10,548
Other income, net	2,323	877	21,030

Income before income tax (expense) benefit; minority interests in net (earnings) losses of subsidiaries; equity in (losses) earnings of unconsolidated affiliates; and discontinued operations	16,814	(6,986)	22,292
Income tax (expense) benefit	(54,110)	50,334	-
Minority interests in net (earnings) losses of subsidiaries	118	1,925	(810)
Equity in (losses) earnings of unconsolidated affiliates	(2,132)	13,947	(2,356)

(Loss) income from continuing operations	(39,310)	59,220	19,126

Discontinued operations:
Loss from discontinued operations	(43)	(956)	(1,960)
Gain on sale of discontinued operations	240	1,061	-

Net (loss) income	(39,113)	59,325	17,166
Cumulative dividends and accretion of convertible preferred stock to liquidation value	(1,454)	(9,969)	(9,918)

Net (loss) income attributable to common stockholders	$(40,567)	$49,356	$7,248

Basic net (loss) earnings per common share:
Continuing operations	$(2.44)	$5.59	$1.22
Discontinued operations	0.01	0.01	(0.26)

Basic net (loss) earnings per common share	$(2.43)	$5.60	$0.96

Diluted net (loss) earnings per common share:
Continuing operations	$(2.44)	$5.33	$1.16
Discontinued operations	0.01	0.01	(0.25)

Diluted net (loss) earnings per common share	$(2.43)	$5.34	$0.91

Basic weighted average common shares outstanding	16,668,591	8,807,237	7,557,948
Diluted weighted average common shares outstanding	16,668,591	9,244,011	7,918,685

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Voting Common Stock ($.001 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income (Loss)
Balance, January 1, 2004	$61	$90	$447,019	$-	$(447,786)	$(616)
Issuance of 2,000,000 shares of common stock and certain warrants in private placement	20	-	35,024	-	-	35,044
Issuance of 321,966 shares of common stock through exercise of stock options	3	-	281	-	-	284
Retirement of 6,262 shares of common stock in connection with acquired business	-	-	-	-	-	-
Non-cash compensation charge for option repricing	-	-	2,814	-	-	2,814
Non-cash charge for issuance of option and warrants by consolidated subsidiaries	-	-	343	-	-	343
Sale of stock by consolidated subsidiary	-	-	264	-	-	264
Dividends on and accretion of preferred stock	-	-	(9,918)	-	-	(9,918)
Comprehensive income:
Net income	-	-	-	-	17,166	17,166	$17,166
Net foreign currency translation adjustments	-	-	-	(3)	-	(3)	(3)

Total comprehensive income	-	-	-	-	-	-	$17,163

Balance, December 31, 2004	84	90	475,827	(3)	(430,620)	45,378

Issuance of 300,000 shares of common stock in connection with acquisition of Hughes Network Systems, LLC	3	-	5,157	-	-	5,160
Issuance of 47,167 shares of common stock through exercise of stock options	-	-	140	-	-	140
Non-cash compensation charge for option repricing	-	-	397	-	-	397
Non-cash compensation charge for option issued to a consultant	-	-	336	-	-	336
Non-cash compensation contra-expense for issuance owarrants by a consolidated subsidiary	-	-	(151)	-	-	(151)
Non-cash compensation expense for options issued by Mobile Satellite Ventures LP and Hughes Network Systems, LLC	-	-	1,713	-	-	1,713
Distribution of TerreStar Networks, Inc. by Mobile Satellite Venturs LP	-	-	159	-	-	159
Dividends on and accretion of preferred stock	-	-	(9,969)	-	-	(9,969)
Comprehensive income:
Net income	-	-	-	-	59,325	59,325	$59,325
Net foreign currency translation adjustments	-	-	-	(4,103)	-	(4,103)	(4,103)

Total comprehensive income	-	-	-	-	-	-	$55,222

Balance, December 31, 2005	87	90	473,609	(4,106)	(371,295)	98,385

HUGHES COMMUNICATIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity — (Continued)

(In thousands)

	Voting Common Stock ($.001 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income (Loss)
Balance, December 31, 2005	87	90	473,609	(4,106)	(371,295)	98,385

Beginning balance adjustments to equity	(83)	(45)	128	-	-	-

Balance, January 1, 2006	4	45	473,737	(4,106)	(371,295)	98,385
Issuance of 10,594,978 shares in connection with the Distribution	11	-	(11)	-	-	-
Issuance of 7,843,141 shares in connection with the Rights Offering	8	-	99,992	-	-	100,000
Issuance of 405,002 shares of common stock through exercise of stock options	-	-	909	-	-	909
Issuance of SkyTerra Common Stock prior to Distribution	-	-	1,300	-	-	1,300
SkyTerra Stock-Based Compensation	-	-	76	-	-	76
MSV Stock-Based Compensation	-	-	633	-	-	633
Stock-Based Compensation	-	-	3,011	-	-	3,011
Spin-off from SkyTerra Communications, Inc	(4)	(45)	48,737	106	-	48,794
Dividends on and accretion of preferred stock	-	-	(1,454)	-	-	(1,454)
Repurchase of minority interest in a Company subsidiary	-	-	(3)	-	-	(3)
Comprehensive loss:
Net loss	-	-	-	-	(39,113)	(39,113)	$(39,113)
Net foreign currency translation adjustments	-	-	-	2,833	-	2,833	2,833
Unrealized gain/loss	-	-	-	18	-	18	18

Total comprehensive loss	-	-	-	-	-	-	$(36,262)

Balance, December 31, 2006	$19	$-	$626,927	$(1,149)	$(410,408)	$215,389

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(39,113)	$59,325	$17,166
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Gain on Motient note	-	-	(22,516)
Loss (gain) on discontinued operations	43	(105)	1,960
Depreciation and amortization	48,459	27	44
Amortization of debt issuance costs	1,056	-	-
Equity plan compensation expense	3,720	965	3,095
Equity in earnings of Hughes Network Systems, LLC	-	(24,054)	-
Equity in losses of unconsolidated affiliates	2,132	9,469	1,020
Loss on investments in affiliates	-	638	1,336
Minority interests	(118)	(1,925)	810
Gain on disposal of assets	(222)	(49)	-
Gain on receipt of investment from unconsolidated affiliates	(1,788)	-	-
Compensation expense for issuance of warrants by consolidated subsidiary	-	-	296
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	24,599	(18)	208
Inventories	11,894	-	-
Deferred income taxes	46,630	(50,334)	-
Prepaid expenses and other	9,979	4,863	10,314
Deferred revenue	-	(20)	(138)
Accounts payable	(11,675)	(4,153)	4,114
Accrued liabilities and other	(5,413)	-	-

Net cash provided by (used in) continuing operations	90,183	(5,371)	17,709
Net cash used in discontinued operations	(10)	(1,093)	(1,565)

Net cash provided by (used in) operating activities	90,173	(6,464)	16,144

Cash flows from investing activities:
Acquisition of Hughes Network Systems, LLC, net of cash acquired	12,753	(50,000)	-
Repayments of notes receivable	-	-	21,500
Change in restricted cash	(2,883)	(3,060)	-
Purchase of marketable investments, net	(90,112)	(12,228)	(68,602)
Cash paid for investments in affiliates	-	(3,562)	(1,928)
Net sales of short-term investments	-	65,977	30,649
Expenditures for property	(77,191)	(3)	(11)
Proceeds from sale of property and intangibles	521	62	-
Sales of investment in affilites	-	1,923	-
Expenditures for capitalized software	(16,416)	-	-
Other, net	-	-	19

Net cash used in continuing operations	(173,328)	(891)	(18,373)
Net cash used in discontinued operations	-	(63)	(952)

Net cash used in investing activities	(173,328)	(954)	(19,325)

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net decrease in notes and loans payable	(1,609)	-	-
Distributions to minority interest of consolidated subsidiary	-	-	(3,361)
Debt borrowings from Apollo	100,000	-	-
Debt repayments to Apollo	(100,000)	-	-
Proceeds from rights offering	100,000	-	-
Distribution to SkyTerra	(9,314)	-	-
Proceeds from issuance of common stock, net of costs	-	-	35,044
Payment of dividends on preferred stock	(1,394)	(5,575)	(1,394)
Proceeds from exercise of stock options and warrants	2,206	140	284
Repurchase of common stock of consolidated subsidiary	-	(4)	(2)
Long-term debt borrowings	455,330	-	-
Repayment of long-term debt	(364,872)	-	-
Debt issuance costs	(11,668)	-	-

Net cash provided by (used in) continuing operations	168,679	(5,439)	30,571
Net cash provided by discontinued operations	-	76	450

Net cash provided by (used in) financing activities	168,679	(5,363)	31,021
Effect of exchange rate changes on cash and cash equivalents	(555)	11	(3)

Net increase (decrease) in cash and cash equivalents	84,969	(12,770)	27,837
Cash and cash equivalents at beginning of the period	21,964	34,734	6,897

Cash and cash equivalents at end of the period	$106,933	$21,964	$34,734

Supplemental cash flow information:
Cash paid for interest	$41,464	$-	$-
Cash paid for income taxes	$6,578	$-	$-
Noncash financing activities:
Conversion of notes receivable to partnership interest in Mobile Satellite Ventures LP			$51,118
Common stock issued in connection with purchase of interest in Hughes Network Systems, LLC		$5,160

Supplemental non-cash disclosure due to acquisition by Hughes Communications, Inc.:
Increase in assets	$51,471
Increase in liabilities	40,118

Increase in net assets	$11,353

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Description of Transactions

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation, and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. Through a series of transactions in 2005 and 2006, HCI acquired the businesses that it owns as of December 31, 2006. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.

•	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“HSC”), representing an ownership of approximately 24% on an undiluted basis at December 31, 2006.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

-	its ownership of 50% of the voting, or Class A, membership interests of Hughes Network Systems, LLC (“HNS”), and as a result, HCI became HNS’ managing member. SkyTerra acquired its 50% of the Class A membership interests of HNS on April 22, 2005 from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”), and from April 22, 2005 to December 31, 2005, SkyTerra served as HNS’ managing member. The events of April 22, 2005 are referred to herein as “the April 2005 Transaction”;

-	its interests in Electronic System Products, Inc. (“ESP”);

-	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

-	certain minority investments, including SkyTerra’s interests in Navigauge, Inc. (“Navigauge”), Miraxis, LLC (“Miraxis”), Mainstream Data Inc., Edmund Holdings, Inc., Data Synapse, Inc.; and

-	cash and short-term investments.

•

On January 1, 2006, HCI acquired the remaining 50% of the Class A membership interests of HNS for $100.0 million in cash pursuant to the Membership Interest Purchase Agreement entered into by HCI, then a wholly owned subsidiary of SkyTerra, and DIRECTV on November 10, 2005. The events of January 1, 2006 are referred to herein as “the January 2006 Transaction.” As a result of the January 2006 Transaction, HNS is a wholly owned subsidiary of HCI. HNS’ results from that date forward are consolidated by HCI, and the basis of HNS’ assets and liabilities were adjusted to their fair values (see Note 4).

To finance the January 2006 Transaction, the Company obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). Concurrent with the SkyTerra separating into two publicly traded companies (the “Distribution”) on February 24, 2006, as described below, the Company conducted a rights offering, pursuant to which it issued 7,843,141 shares of its common stock to its stockholders at a subscription price of $12.75 per share in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, the Company received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. The Company used the proceeds of the rights offering to repay the short-term debt financing obtained from the Apollo Stockholders.

•

On February 21, 2006 (the “Distribution Date”), SkyTerra separated into two publicly traded companies: HCI and SkyTerra. To effect the Distribution, SkyTerra distributed to each of its stockholders one-half of one share of HCI common stock for each share of SkyTerra’s common or non-voting common stock held as of the close of business on February 13, 2006 (or, in the case of the Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and Series 1-A and 2-A warrants, in accordance with their terms, one-half of one share of HCI common stock for each share of SkyTerra’s common stock issuable upon conversion or exercise of such preferred stock and warrants held as of the close of business on February 13, 2006).

•

SkyTerra retained its interest in Mobile Satellite Ventures, LP, (the “MSV Joint Venture”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities, the balance, if any, of which will be transferred to the Company upon a change of control of SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined in the separation agreement for the Distribution.

In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions”, the Company distributed these assets at their historical basis on the date of the Distribution. On September 25, 2006, SkyTerra closed a transaction in connection with MSV which triggered a change in control of SkyTerra. SkyTerra has preliminarily indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined in the separation agreement for the Distribution.

Note 2:    Description of Business

The Company operates its business primarily through HNS, which is a telecommunications company. we are a leading provider of network services that utilize VSATs to distribute signals via satellite. Our services and products serve a variety of consumers, small and medium sized businesses (“Consumer/SMB”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control and broadcast video. We provide managed services to large enterprises that combine the use of satellite based communications and terrestrial alternative. Furthermore, we also operate a VSAT service that provides broadband internet access to Consumer/SMB customers.

We also provide hardware and point-to-multipoint networking systems solutions to customers with mobile satellite voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us. As with the VSAT systems, we also provide ongoing network support services under contracts with our mobile satellite or terrestrial transmission systems customers.

SPACEWAY 3 is a next-generation satellite designed to utilize high-capacity Ka-band and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The satellite is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. The Company expects to launch its SPACEWAY 3 satellite in August 2007 and to introduce service approximately six months later over SPACEWAY’s North American network.

Note 3:    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, results of operations, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. Management believes it has made all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.

The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of HNS (from January 1, 2006, the date of the January 2006 Transaction), ESP, and Miraxis.

The Company accounts for subsidiaries which are VIEs but for which the Company is not the primary beneficiary under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary’s results of operations. As such, the Company accounts for its interest in HSC and Navigauge under the equity method. The Company also accounts for minority owned subsidiaries in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting.

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Abstract (“EITF”) No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, the Company was considered the divesting entity and was treated as the “accounting successor” to SkyTerra for financial reporting purposes, and SkyTerra was treated as if it had been distributed by the Company. This treatment was required because, among other things; (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF No. 02-11. For the year ended December 31, 2006, the Company’s results include the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution, and reflect the results of HNS on a consolidated basis effective January 1, 2006, the date on which the Company completed the January 2006 Transaction.

In December 2005, SkyTerra made a decision to discontinue operating AfriHUB and signed a letter of intent to sell its interests in AfriHUB for a promissory note with a principal amount of $0.2 million (see Note 15). The discontinuance of this business represents the disposal of a business segment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of this operation have been classified as discontinued operations, and prior period results were reclassified.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 3% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

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

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases with customers which were funded by third-party financial institutions, the terms of which the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease.

Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and the Company ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no ongoing performance obligation.

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

Income Taxes

Through the date of the Distribution, our results have been included in the consolidated federal income tax return to be filed by SkyTerra. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Transaction, DIRECTV retained the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other long-term assets in the accompanying balance sheets. At December 31, 2006 and 2005, the Company had $5.9 million and $3.1 million of restricted cash, respectively, which secures certain letters of credit at HNS and relates to the surety bond issued in connection with the Company’s license application submitted to the Federal Communications Commission (“FCC”) in April 2005. All of the underlying letters of credit expire in 2007, with the exception of one letter of credit for $4.6 million, which has automatic renewal provisions until 2015. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire. Restricted cash relating to the surety bond will be released when SPACEWAY 3 is launched in August 2007.

Marketable Securities

The Company’s marketable securities consist of investment-grade debt securities. The Company classifies all debt securities with original maturities of more than ninety days as available-for-sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts using straight-line method over the contractual lives of the securities, which is included in interest income.

At December 31, 2005, the Company had $6.0 million of investment securities classified as held-to-maturity, which was measured at amortized cost. There were no investments classified as trading or held-to-maturity at December 31, 2006.

Prepaid Expenses and Other

Prepaid expenses and other includes subscriber acquisition costs (“SAC”) incurred to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a long-term service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Property and Depreciation

Property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. Intangible assets include backlog, customer relationships, patented technology, and trademarks which were acquired in connection with the January 2006 Transaction. Intangible assets are amortized on a straight-line basis over their estimated useful lives that are as follows:

Number of Years
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	10

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance costs are amortized using the effective interest method with such amortization included in interest expense. Debt issuance costs at December 31,2006, net of accumulated amortization was $1.1 million which related to costs incurred in connection with the senior notes and term indebtedness as described in Note 15.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved and other valuation techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of long-lived assets in a future period.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed. Accumulated amortization of software development costs was $6.2 million at December 31, 2006.

Foreign Currency

Certain foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in other assets in the balance sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations in other income (expense) and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to APB No. 18—”The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2006 and 2005.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company enters into interest rate swaps from time to time to manage its interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in the current period earnings. During each of the periods presented herein there were no interest rate swap transactions.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet its risk management objectives and do not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2006, we had purchased foreign exchange contracts totaling $1.5 million to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2006. All of the forward exchange contracts outstanding at December 31, 2006 expire in 2007.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

Prior to the adoption of SFAS 123R, “Share-Based Payment - a revision of SFAS No. 123,” the Company accounted for stock-based compensation using the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense is recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. The Company has elected to use the modified prospective method. As the Company previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R had no material impact on its financial position or results of operations.

Net (Loss) Earnings Per Common Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted net (loss) earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock. However, in accordance with SFAS 128, “Earnings per Share,” potential common shares have been excluded from the computation of any diluted per share amount in periods when a loss from continuing operations exists or when their inclusion would be anti-dilutive. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method. During 2006, the Company had certain stock options outstanding, which could potentially dilute basic earnings (loss) per common share in the future, but were excluded in the computation of diluted earnings (loss) per common share as their effect would be anti-dilutive.

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

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Year Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding—basic	16,668,591	8,807,237	7,557,948
Effect of dilutive securities:
Options to purchase common stock	-	436,774	360,738

Weighted average common shares outstanding—diluted	16,668,591	9,244,011	7,918,686

New Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 had no material impact on the results of the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the results of the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its analyses of the impact of FIN 48 but does not expect the impact to have a material net change to the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Note 4:    Acquisition of Hughes Network Systems, LLC

In April 2005, SkyTerra completed its acquisition of 50% of the Class A membership interests of HNS from DTV Networks, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform that is under development, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks approximately $200.7 million of cash. On December 31, 2005, SkyTerra contributed to the Company its 50% Class A membership interest in HNS.

Concurrent with the April 2005 Transaction, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness was otherwise non-recourse to the Company or DTV Networks. On April 13, 2006, the term indebtedness was repaid with a portion of the proceeds of HNS’ offering of $450.0 million of 9 1/2% senior notes due in 2014 (see Note 15).

Through December 31, 2005, the Company accounted for its interest in HNS under the equity method in accordance with FIN 46R, as HNS was a variable interest entity as defined in FIN 46R and the Company was not the primary beneficiary as defined in FIN 46R. Accordingly, the Company recorded its proportionate share of the net income of HNS, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s proportionate share of HNS’ net assets over the Company’s carrying amount on the date of transaction. This excess was being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis.

Management determined the fair value considering a number of factors, including the use of an independent appraisal. The excess of the fair value of the net assets acquired over the amount paid of approximately $369.0 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141.

The Company’s basis that was allocated to HNS’ net assets was determined as follows (in thousands):

Amount
Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares of SkyTerra at $17.20 per share)	5,160
Direct acquisition costs	663
HCI equity in earnings of HNS following the April 2005 Transaction through December 31, 2005	20,122

Total	$175,945

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006 are as follows (in thousands):

	Fair Value	Pro-rata Allocation of Negative Goodwill	Adjusted Fair Value
Current assets	$448,710	$-	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	-	(245,940)
Long-term debt and other liabilities	(379,292)	-	(379,292)
Minority interests	(6,818)	-	(6,818)

Total liablities	(632,050)	-	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

Our fair value of intangible assets was based, in part, on a valuation completed by independent appraisers using an income approach with estimates and assumptions provided by management. Intangible assets, after reduction for the pro-rata allocation of negative goodwill, and are as follows (in thousands):

Amount
Backlog	$13,385
Customer relationships	7,170
Patented technology	10,994
Trademarks	5,258

Total	$36,807

The weighted average amortization period for the intangibles is approximately 6.8 years.

Note 5:    Discontinued Operations

In April 2004, SkyTerra signed an agreement to acquire 80% of the outstanding membership interests of AfriHUB for an aggregate purchase price of $1.5 million in cash. AfriHUB planned to provide instructor led and distance based technical training and satellite based broadband internet access and domestic and international calling services through exclusive partnerships with certain Nigerian based universities. In December 2005, the Company decided to discontinue operating AfriHUB and signed a letter of intent to sell its interest in AfriHUB. Effective February 20, 2006, the Company sold its equity and debt interests in AfriHUB and recorded a gain on the sale of $0.2 million for the year ended December 31, 2006. Included in the accompanying balance sheet as of December 31, 2005 are assets and liabilities held-for-sale related to the AfriHub investment of $0.5 million and $0.5 million, respectively.

Note 6:    Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale investment securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
December 31, 2006:
Corporate bonds	$12,775	$1	$(19)	$12,757
Government agencies	94,578	10	(25)	94,563

Total available-for-sale securities	$107,353	$11	$(44)	$107,320

The Company does not believe that any individual loss as of December 31, 2006 represents an other-than-temporary impairment. The majority of the unrealized gains or losses were attributable to changes in interest rates of investments backed by government agencies securities which have “AAA” ratings. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature.

The contractual maturities of available-for-sale investment securities at December 31, 2006 were as follows (in thousands):

	Cost Basis	Estimated Fair Values
Due within one year	$90,915	$90,900
Due within two years	16,438	16,420

Total available-for-sale securities	$107,353	$107,320

At December 31, 2005, the Company had no available-for-sale investments and $6.0 million of government agencies securities classified as held-to-maturity. The amortized cost of these securities approximated fair value as of December 31, 2005.

Note 7:    Receivables, Net

Receivables, net as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Trade receivables	$155,047	$125
Contracts in process	33,748	-
Other receivables	2,318	-

Total receivables	191,113	125
Allowance for doubtful accounts	(10,158)	(78)

Total receivables, net	$180,955	$47

Trade receivables included $4.0 million of amounts due from affiliates at December 31, 2006. There were no amounts due from affiliates included in trade receivables at December 31, 2005.

Advances and progress billings offset against contracts in process amounted to $14.6 million at December 31, 2006. There were no advances and billings offset against contracts in process at December 31, 2005. Of the $33.7 million contracts in process balance recorded at December 31, 2006, the Company expects to collect $23.3 million in 2007, $4.8 million in 2008, $2.8 million in 2009 and $2.8 million in 2010.

Note 8:    Inventories

The Company had no inventory prior to the January 1, 2006 acquisition of HNS. Inventories as of December 31, 2006 consisted of the following (in thousands):

December 31, 2006
Production materials and supplies	$11,689
Work in process	11,676
Finished goods	37,915

Total inventories	$61,280

Inventories are adjusted to net realizable value using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

In June 2006, the Company made a decision to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded a charge of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. This charge was included in cost of hardware products sold during 2006 and primarily related to the VSAT segment, and substantially all of these products were disposed of during 2006.

Note 9:    Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Subscriber acquisition costs	$19,329	$-
Prepaid expenses	11,153	268
Prepaid taxes	5,446	-
Other	2,755	3,062

Total prepaid expenses and other	$38,683	$3,330

Note 10:    Property, Net

Property, net as of December 31, 2006 and 2005 consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	December 31,
		2006	2005
Land and improvements	10-30	$5,650	$-
Buildings and leasehold improvements	1-30	22,301	-
Machinery and equipment	3-5	57,877	263
VSAT operating lease hardware	2-5	45,311	-
Furniture, fixtures, and office machines	3-7	566	32
Construction in progress - SPACEWAY	-	208,502	-
- Other	-	8,483	-

Total property		348,690	295
Accumulated depreciation		(36,193)	(277)

Total property, net		$312,497	$18

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third-party financial institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for the certain contracts HNS has retained certain ongoing obligations relating to the equipment as described in Note 4. For those contracts, VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

Depreciation expense for property was $36.1 million, $0.01 million and $0.03 million for the year ended December 31, 2006, 2005 and 2004, respectively.

During the construction of the SPACEWAY 3 satellite, interest has been capitalized on costs incurred subsequent to the January 2006 Transaction. The Company recorded $1.9 million of capitalized interest for the year ended December 31, 2006.

SPACEWAY

SPACEWAY is a system that is under construction and for which the Company has not received or recognized any significant revenues. HNS’ former parent, DTVG, began the development of the system and, prior to September 30, 2004, certain hardware costs relating to the construction of three satellites and a network operating center and development costs relating to network infrastructure for the SPACEWAY program had been capitalized as construction in progress over the period of construction through September 30, 2004.

In the third quarter of 2004, DTVG determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would transfer two of the SPACEWAY satellites (“SW1” and “SW2”) and certain support equipment to DIRECTV Holdings LLC, an affiliated company, for use in its direct-to-home satellite broadcasting business. DTVG also determined that it would include the remaining SPACEWAY assets as a component of the Business offered for sale.

Upon the closing of the April 2005 Transaction, DTVG assigned to HNS the portion of the satellite manufacturing contract with Boeing relating to SPACEWAY 3, including Boeing’s obligation to complete construction of SPACEWAY 3 for an additional $49.0 million. Of this $49.0 million, the Company paid $12.0 million in 2006. HNS previously paid $17.0 million in 2005, and the Company expects to pay $10.0 million in each of 2007 and 2008.

Since December 31, 2006, our initial launch vehicle provider had a launch failure that jeopardizes our schedule for launch of SPACEWAY 3. On February 28, 2007 the Company signed a contract with an alternative launch service provider for launching the SPACEWAY 3 satellite in August 2007. The total estimated costs of completing the satellite construction, launch, insurance and other direct costs is approximately $133.5 million.

Note 11:    Intangible Assets, Net

In connection with the January 2006 Transaction, the Company acquired certain intangible assets with finite lives. Intangible assets, net as of December 31, 2006 consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	December 31, 2006
		Gross Amount	Accumulated Amortization	Net Amount
Backlog and customer relationships	4-8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8-10	16,252	(1,900)	14,352

Total intangible assets, net		$36,807	$(6,144)	$30,663

The Company amortizes the recorded values of its intangible assets over their estimated useful lives. During 2006, the Company recorded $6.1 million of amortization expense related to intangible assets. Estimated future amortization expense of the intangible assets at December 31, 2006 will be as follows (in thousands):

Amount
Year ending December 31,
2007	$6,144
2008	6,144
2009	6,144
2010	2,796
2011	2,796
Thereafter	6,639

Total estimated future amortization expense	$30,663

Note 12:    Other Assets

Other assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Investments	$28,424	$4,362
Debt issuance costs, net	9,148	-
Restricted cash	5,398	765
Other	5,480	6

Total other assets	$48,450	$5,133

Investments consist of equity and available-for-sale investments, which included the Company’s investments in Escort Motors Ltd., Chinacast Education Corporation, Hughes Systique Corporation and other cost basis investments.

The Company recognized a net loss on investments in equity of affiliates of $0.6 million for the period ended December 31, 2006, and a net loss of $0.6 million and $1.3 million for the period ended December 31, 2005 and 2004, respectively. The net loss of $0.6 million in 2006 was attributable to the Company’s proportionate shares for those investments accounted for under the equity method, which was primarily related our share of gains from HSC’s operating income. The net loss recorded in 2005 consisted of approximately $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.4 million relating to our proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity methods and $0.2 million relating to an impairment of the investment in an affiliate, partially offset by a $1.3 million gain relating to the sale of the Company’s interest in two affiliates. In 2004, the loss on investment in affiliates consisted primarily of the Company’s proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity method.

On April 2, 2001, the Company agreed to purchase from Motient 12.5% secured promissory notes, issued in two tranches, each in the principal amount of $25.0 million. On April 7, 2004, as a result of a payment received by Motient pursuant to a promissory note from the MSV Joint Venture, Motient paid the Company approximately $0.5 million of interest accrued on the New Motient Note. Additionally, on July 15, 2004, Motient paid the Company approximately $22.6 million representing all outstanding principal and accrued interest due on the New Motient Note. Accordingly, the valuation reserve was adjusted resulting in the recognition of $23.1 million of income which is reflected in the accompanying consolidated statements of operations as $19.0 million in other income (expense), net and $4.1 million in interest income, net.

Note 13:    Accrued Liabilities

Accrued liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued and other liabilities	$47,141	$1,573
Progress billings to customers	38,272	-
Payroll and other compensation	30,370	900
State and foreign income taxes	3,207	-
Accrued warranty costs	2,827	-
Accrued taxes other than income taxes	2,769	-

Total accrued liabilities	$124,586	$2,473

Note 14:    Interest in MSV Joint Venture

Prior to the Distribution, the Company owned approximately 23% of the limited partnership interests (on an undiluted basis) of the MSV Joint Venture. Through the date of the Distribution, the Company accounted for its interest in the MSV Joint Venture under the equity method and, accordingly, recorded its proportionate share of the net loss of the MSV Joint Venture, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s carrying amount over its proportionate share of the MSV Joint Venture’s long-lived assets on a straight line basis. In accordance with APB No. 29, the Company’s investment in the MSV Joint Venture was distributed to SkyTerra on the date of the Distribution at its historical basis.

The Company’s statement of operations for the year ended December 31, 2006 includes results of the MSV Joint Venture through the date of the Distribution. The net loss of the MSV Joint Venture through the date of the Distribution includes a gain of $0.7 million for the cumulative effect of change in accounting principle recognized by the MSV Joint Venture upon the adoption of FIN 46R. Balance sheet information is only presented as of December 31, 2005, as the Company had no interest in the MSV Joint Venture as of December 31, 2006. The following tables present summarized consolidated financial information for the MSV Joint Venture. The consolidated statement of operations information for 2006 is provided for the year ended December 31, 2006 and for the quarter ended March 31, 2006 in which the Distribution occurred (in thousands).

December 31, 2005
Consolidated balance sheet information of the MSV Joint Venture:
Current assets	$119,806
Noncurrent assets	$96,978
Current liabilities	$11,811
Noncurrent liabilities	$23,713
Partners’ equity	$181,260

	Three Months Ended March 31, 2006	Year Ended December 31,
		2005	2004
Consolidated statement of operations information of the MSV Joint Venture:
Revenues	$8,142	$29,381	$29,007
Loss from operations	$(12,245)	$(39,153)	$(26,755)
Net loss	$(10,701)	$(40,955)	$(33,455)

Note 15:    Short-Term Borrowings and Long Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):

	December 31, 2006
	Interest Rates	Amount
VSAT hardware financing - current portion	8.00% - 12.00%	$23,761
Revolving bank borrowings	7.00% - 14.25%	2,174
Term loans payable to banks - current portion	8.75% - 10.25%	1,275

Total short term borrowings and current portion of long-term debt		$27,210

Outstanding revolving bank borrowings at December 31, 2006 consisted of borrowings by a subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. Outstanding revolving borrowings of $1.7 million at December 31, 2006 are at variable rates based on monthly Mumbai Inter Bank Offer Rate and ING Vysya Reference Rate. The weighted average interest rate charged on the variable borrowings was 9.65% as of December 31, 2006. The remaining balance of $0.5 million at December 31, 2006 had a fixed rate of 9.75%. At December 31, 2006, the total available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.4 million. The Company had no short-term borrowings and no long-term debt outstanding at December 31, 2005.

Long-term debt consisted of the following (dollars in thousands):

	December 31, 2006
	Interest Rates	Amount
Senior notes	9.50%	$450,000
VSAT hardware financing	8.00% - 12.00%	18,057
Term loans payable to banks	10.25%	1,133

Total long-term debt		$469,190

The April 2005 Transaction was financed with debt facilities at HNS as follows: (i) a $250.0 million first lien term loan and a secured $50.0 million first lien revolving credit facility (“Revolving Credit Facility”) and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The Revolving Credit Facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit. These facilites were included in our consolidated financial statements upon completion of the January 2006 Transaction.

On April 13, 2006, HNS completed an offering of $450.0 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest of $9.0 million is included in accrued liabilities at December 31, 2006. HNS used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings under the first and second lien term loans in full. In connection with the Senior Notes offering, HNS entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. HNS completed the registered exchange offer for the Senior Notes on November 29, 2006.

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the Revolving Credit Facility was amended to reflect revised covenants, pricing terms and other related amendments. The amended Revolving Credit Facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at HNS’s option, the ABR rate plus 1.5% or LIBOR plus 2.5%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of HNS’ domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.5% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.5% per annum for any unused portion of the Revolving Credit Facility.

As of April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to

April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2006, $1.1 million remained outstanding on the letter of credit issued to JPM and $11.2 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. There were no borrowings outstanding against the BOA Revolving Credit Facility as of December 31, 2006. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA Revolving Credit Facility totaled $37.7 million at December 31, 2006.

The agreement governing the amended Revolving Credit Facility and the indenture governing the Senior Notes require HNS to comply with certain covenants, for as long as, (1) in the case of the amended Revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving our businesses and properties, maintaining insurance over our assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS has been in compliance with all of its debt covenants since the placement of the credit facilities through December 31, 2006.

In connection with certain commercial VSAT sales, HNS enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For a portion of the transactions with the financial institutions, HNS has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, HNS has not been required to make any indemnification payments for a Non-Performance Event; however, HNS did incur nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third-party satellite. The Company has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

On February 23, 2007, HNS obtained a new term loan facility in the amount of $115 million as more fully described in Note 24.

The Company had no long-term debt outstanding as of December 31, 2005.

Note 16:    Income Taxes

For Federal income tax purposes, the Company’s results through the date of the Distribution will be included in the consolidated returns to be filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitation. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belongs to the Company. The Company estimates that its share of the NOL carryforwards are approximately $119.2 million and its share of the capital loss carryforwards are approximately $3.3 million at the Distribution Date. For the year ended December 31, 2006, the Company estimates that its NOL carryforwards are approximately $144.7 million which will expire, if unused, between the years 2018 and 2026 and the capital loss carryforward of approximately $3.3 million will expire, if unused, in 2010.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance had been established related to the NOL and capital loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra expects to generate significant taxable income in 2006 for Federal and state income tax purposes. As the Company is the accounting successor to SkyTerra, as described in Note 1, the taxes associated with the Distribution are included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company will be responsible for paying all cash taxes associated with the Distribution. The Company expects existing NOL and capital loss carryforwards will be sufficient to offset any federal income taxes payable on the gain from the Distribution, other than alternative minimum taxes.

The Company’s consolidated temporary differences that give rise to the net deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$60,528	$86,336
Capital loss carryforwards	1,148	35,451
Impairment loss on investments in affiliates	-	7,039
Investment in Mobile Satellite Ventures LP	-	1,031
Compensation expense on restricted stock	536	-
Other assets	3,704	869

Total gross deferred tax assets	65,916	130,726

Deferred tax liability:
Investment in Hughes Network Systems, LLC	20,583	10,383

Total gross deferred tax liability	20,583	10,383

Net deferred tax assets before valuation allowance	45,333	120,343
Valuation allowance	(41,629)	(70,009)

Net deferred tax assets	$3,704	$50,334

As the Company has not met the more likely than not criteria of SFAS 109, “Accounting for Income Taxes”, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2006, with the exception of $2.4 million and $1.3 million of deferred tax assets reported by the India and Brazil subsidiaries, respectively, both of whom are subsidiaries of HNS. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. When Company management makes the determination to reverse the valuation allowance, $6.2 million of released valuation allowance from purchase accounting adjustments will be offset to equity and thus, will not create an income tax benefit.

The Company’s German subsidiary has approximately $34.1 million (or approximately 26.0 million Euros) of net operating loss carryforwards. The net operating losses are available to reduce future German taxable income and do not have an expiration. As the German subsidiary has not met the “more likely than not” criteria of SFAS 109, it maintains a full valuation allowance on its net operating losses as of December 31, 2006. When the German subsidiary is able to utilize the net operating losses, the reversal of the valuation allowance will be offset to intangible assets and thus, will not create an income tax benefit.

The components of income from continuing operations before provision for income taxes and the corresponding income tax (expense) benefit reflected on the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	Year Ended December 31,
	2006	2005	2004
Income from continuing operations before the provision for income taxes:
Net (loss) income	$(39,310)	$59,220	$19,126
Income tax expense (benefit)	54,110	(50,334)	-

Total	$14,800	$8,886	$19,126

Components of income from continuing operations before the provision for income taxes:
Domestic income	$6,076	$8,886	$19,126
Foreign income	8,724	-	-

Total	$14,800	$8,886	$19,126

Components of income tax expense:
Current income tax expense:
Foreign	$(3,276)	$-	$-
State	(500)	-	-
Federal	-	-	-

Total current income tax expense	(3,776)	-	-

Deferred income tax (expense) benefit:
Federal	(50,334)	50,334	-
State	-	-	-
Foreign	-	-	-

Total deferred income tax (expense) benefit	(50,334)	50,334	-

Total income tax (expense) benefit	$(54,110)	$50,334	$-

For the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution. For the year ended December 31, 2006, the Company recorded income tax expense of $54.1 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense includes taxes on income earned by the Company’s subsidiaries in India and Brazil and estimated domestic state income taxes.

The Company estimates that alternative minimum taxes in the amount of $1.4 million will be payable by SkyTerra as a result of the gain from the Distribution. In accordance with the Tax Sharing Agreement, the

Company will be entitled to reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This reimbursement has been reflected on the Company’s books as a long-term receivable from SkyTerra.

For the year ended December 31, 2006, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	U.S.	Foreign	Total
Income from continuing operations before the provision for income taxes:
(Loss) income from continuing operations	$(44,758)	$5,448	$(39,310)
Add: Income tax expense	50,834	3,276	54,110

Total	$6,076	$8,724	$14,800

Federal income tax @ 35%	$2,127	3,053	$5,180
Net permanent differences	-	-	-
State taxes, net of Federal benefit	325	-	325
Foreign taxes above Federal tax rate	-	223	223
Tax expense on Distribution gain net of valuation allowance	48,382	-	48,382

Total income tax expense	$50,834	$3,276	$54,110

The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2006 is principally due to the reversal of deferred tax assets related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution. The deferred tax assets were booked by SkyTerra in the year ending December 31, 2005 and transferred to the Company before the Distribution.

The difference between the statutory Federal income tax rate and SkyTerra’s effective tax rate for the year ended December 31, 2005 is principally due the release of valuation of allowance related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $19.9 million of our undistributed earnings for certain non-U.S. subsidiaries earnings because these earnings are intended to be permanently reinvested in operations outside the United States.

Note 17:    Retirement Programs and Other Post-Retirement Benefits

Prior to the April 2005 Transaction, HNS employees participated in contributory and noncontributory defined benefit retirement plans maintained by DTVG. These plans were available to substantially all domestic full-time employees. Benefits were based on years of service and compensation earned during a specified period of time before retirement. The accumulated benefit obligation and net assets available for benefits for employees were not separately determined and are not included in the Predecessor balance sheet. In addition to pension benefits, DTVG charged HNS for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to employees was not separately determined and was not included in the accompanying balance sheets. HNS’ portion of the cost of these benefit plans, allocated from DTVG, amounted to $2.4 million and $13.6 million for the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004, respectively. The costs allocated from DTVG did not include pension curtailment and termination benefit charges recorded by DTVG as a result of the fact that HNS employees no longer earned benefits in the DTVG plan subsequent to the completion of the April 2005 Transaction.

Subsequent to the April 2005 Transaction, HNS implemented the HNS LLC 401(k) Plan (the “HNS 401(k) Plan”) for qualified employees in the United States. Eligible employees may contribute up to 25% of their eligible earnings, and the Company will match 100% of employee contributions on up to 3% of eligible earnings and 50% of employee contributions on up to an additional 6% of eligible earnings. Employer contributions to the HNS 401(k) Plan were $6.2 million for the year ended December 31, 2006.

Note 18:    Employee Share-Based Payments and Other Benefits

2006 Equity and Incentive Plan

The Company’s 2006 Equity and Incentive Plan (the “Plan”), which was adopted effective January 30, 2006, provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to its directors, officers and other employees, advisors and consultants who are selected by its compensation committee for participation in the Plan. Unless earlier terminated by the Company’s Board of Directors, the Plan will expire on the tenth anniversary of the date of its adoption. Termination of the Plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. The Company’s Board of Directors may amend the Plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and the Company must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

The Plan provides for the issuance of up to 2,700,000 shares of common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006 the board delegated to the Chief Executive Officer (“CEO”), the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The Company issues shares under the Plan to officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant.

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan (the “SkyTerra Plan”), the compensation committee of the Board of Directors of SkyTerra is required to make an equitable adjustment to the terms of options issued under the SkyTerra Plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under the SkyTerra Plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the SkyTerra Plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the SkyTerra Plan who were members of SkyTerra’s management and Board of Directors as of the date of the Distribution, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of HNS, would receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The issuance of such options to purchase our common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase our common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all other SkyTerra options outstanding under the plan were adjusted. In February 2006, the Company issued options to purchase 435,836 shares of our common stock to holders of SkyTerra options under the Plan.

The exercise price of such options to purchase shares of our common stock that were issued to certain holders of options to purchase SkyTerra common stock was determined by multiplying the exercise price of such SkyTerra option by a fraction, the numerator of which was the closing price of a share of our common stock on the first trading day after the Distribution date multiplied by the exchange ratio of 0.5 and the denominator of which was that price multiplied by the exchange ratio plus the closing price of a share of SkyTerra common stock on the first trading day after the Distribution date and further dividing such result by the exchange ratio.

During the year ended December 31, 2006, in addition to the options to acquire 435,836 shares of our common stock as previously described, the Company issued the following equity instruments under the Plan:

•	70,000 shares of restricted stock which vest over a two year period;

•	60,000 shares of restricted stock which vest over a three year period;

•	fully vested options to acquire 40,000 shares of our common stock at an exercise price of $10.35/share; and

•	157,500 shares of restricted stock, net of forfeitures of 1,300 restricted shares, and 8,700 restricted stock units which vest over a four year period.

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” the fair value of such shares is determined at the end of the reporting period, and accordingly, the fair value as of December 31, 2006 was used for determining compensation expense attributable to such shares. Stock-based compensation expense totaling $3.7 million was recorded in the year ended December 31, 2006, of which, $2.7 million, $0.1 million and $0.6 million and $0.3 million was related to the Company, SkyTerra, MSV and HNS, respectively. As of December 31, 2006, the Company had approximately $10.9 million of unrecognized compensation expense related to the Company and HNS equity instruments that will be recognized over the weighted average life of such instruments, which is estimated to be 3.2 years.

The following table summarizes stock option activity and related information for the Plan for the year ended December 31, 2006 (dollars in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	-	$-	$-
Issued:
Issued to holders of SkyTerra options	435,836	$4.39	-
Issued to an HCI officer and a former HNS officer	40,000	$10.35	-
Exercised:
Exercised by holders of SkyTerra options	(365,002)	$1.36	$16,150
Exercised by an HCI officer and a former HNS officer	(40,000)	$10.35	$1,451

Outstanding at December 31, 2006	70,834	$19.99	$1,886

Exercisable at December 31, 2006	70,834	$19.99	$1,886

The following table summarizes information about stock options that are outstanding and exercisable as of December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$1.48	5,000	$1.48	7.13	5,000	$1.48	7.13
$20.23 -$22.53	65,834	$21.39	8.23	65,834	$21.39	8.23

	70,834	$19.99	8.13	70,834	$19.99	8.13

Restricted Stock Awards

During 2006, the Company issued 157,500 restricted shares, net of forfeitures of 1,300 restricted shares and 8,700 restricted stock units under the Plan to HNS’ employees. At December 31, 2006, there are 157,500 restricted shares and 8,700 restricted stock units outstanding. The Company has $7.0 million of unrecognized compensation expense as of December 31, 2006, which will be recognized over a weighted average of 3.9 years. The costs of the Plan are allocated from the Company to HNS based upon specific identification of employee costs. These shares vest 50% on the second anniversary of issuance and an additional 25% on each of the third and fourth anniversaries of issuance. The fair value is calculated on the market price upon date of grant. The Company accounts for the issuance of shares in accordance with the provisions of SFAS 123(R), “Share-Based Payments.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period and recorded compensation expense, after adjustment for forfeitures, of approximately $0.5 million for the year ended December 31, 2006 relate to restricted stock awards.

Class B Membership Interests

Class B membership interests in HNS were issued to certain members of HNS’ senior management and a director. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by HNS after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of the HNS’ assets or income earned by the HNS prior to the issuance of the Class B membership interests. As of December 31, 2006, there were 4,650 Class B membership interests outstanding, representing approximately 4.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS. At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B membership interests in 2005, and $0.1 million was recorded in 2006 in connection with the issuance of 500 Class B membership interests pursuant to SFAS 123(R).

Bonus Unit Plan

In July 2005, HNS adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of HNS, as defined in the Bonus Unit Plan, were granted to its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, as a result of the January 2006 Transaction, if a participant in the Bonus Unit Plan is still employed by HNS on July 14, 2008, then at such time, the participant’s vested bonus units will be exchanged for HCI common stock. A second exchange will take place on July 14, 2010 for participants in the Bonus Unit Plan still employed by HNS at such time. The number of shares of HCI common stock that could be issued upon each such exchange would be based upon the fair market value of such vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. Pursuant to SFAS No. 123, HNS determined that the fair value of the bonus units on the grant date was approximately $1.2 million based on the estimate increase in the fair market value of HNS’ net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction. The number of bonus units outstanding at December 31, 2006 is 4,255,000, which is net of forfeitures of 145,000 since December 31, 2005. HNS has estimated forfeiture of approximately 13% of all bonus units over the life of the Bonus Unit Plan. Pursuant to SFAS 123(R), this amount is being amortized over the five year vesting period beginning on the date of grant. HNS recognized compensation expense of $0.2 million for the year ended December 31, 2006 and $0.1 million in the period April 23, 2005 through December 31, 2005.

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

For the year ended December 31, 2005, the Company issued options to purchase 152,500 shares of SkyTerra common stock at a weighted average fair value of $16.82 using the Black-Scholes option pricing model. During the period from January 1, 2006 through the date of the Distribution, the Company received approximately $1.3 million in proceeds from the exercise of SkyTerra stock options.

The following table summarizes SkyTerra stock option activity and related information for the period from January 1, 2004 through the date of the Distribution (dollars in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value *
Outstanding at January 1, 2004	1,116,807	$8.58
Granted	220,000	$3.35
Forfeited	(28,081)	$62.01
Exercised	(321,966)	$0.88

Outstanding at December 31, 2004	986,760	$8.40
Granted	152,500	$31.21
Exercised	(47,167)	$2.98

Outstanding at December 31, 2005	1,092,093	$11.81	$-
Exercised	(25,700)	$6.29	$921
Effect of the Distribution	(1,066,393)	$8.30	$14,949

Total	-	-	$-

*	Information is not available for 2004 and 2005.

Note 19:    Stockholders’ Equity

HCI is a publicly-traded company and its common stock is traded on the NASDAQ Global Market under the symbol “HUGH.” The Company’s certificate of incorporation was amended and restated in February 2006 in connection with the Distribution and the Separation Agreement. The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 19,000,622 shares were issued and outstanding at December 31, 2006. Additionally the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share, of which none were outstanding at December 31, 2006. The Preferred Stock can be issued in one or more classes or series, and the Board of Directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of December 31, 2006, no class or series of preferred stock had been established by the Company’s Board of Directors.

Note 20:    Redeemable Convertible Preferred Stock

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

At the time of issuance, the Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million was allocated to Series A Preferred Stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Subsequently, dividends have been recorded representing the accrual of the quarterly paid-in-kind dividends and the accretion of the carrying value up to the face redemption over 13 years. For each of the years ended December 31, 2006, 2005 and 2004, such accretion totaled approximately $4.4 million.

In accordance with APB No. 29, the distribution of the Series A redeemable convertible preferred stock on the date of the Distribution was accounted for as a distribution to SkyTerra at its historical basis. As a result of and subsequent to the Distribution, SkyTerra Series A and B securities are not an authorized class of securities for the Company.

Note 21:    Segment Data and Geographic Data

The Company’s consolidated operations have been classified into three reportable segments: (i) VSAT (including SPACEWAY), which provides satellite-based private networks and broadband Internet access to Consumer/SMB customers; (ii) Telecom Systems, consisting of the Company’s mobile satellite communications business and its terrestrial microwave network services business; and (iii) Parent and Other, which includes MSV Joint Venture (through the date of the Distribution).

The following tables present certain financial information on the Company’s reportable segments as of and for the year ended December 31, 2006. For the MSV Joint Venture, information is provided as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. The Company’s statements of operations for the year ended December 31, 2006 only includes results of the MSV Joint Venture through the date of the Distribution. As of December 31, 2006, the Company no longer had an investment in the MSV Joint Venture. The Company’s 23% share of MSV Joint Venture’s results of the operations through the date of the Distribution are included in the Parent and Other column.

Selected financial information for the Company’s operating segments as of or for the year ended December 31, 2006 is as follows (in thousands):

	Year Ended December 31, 2006
	VSAT Business	Telecom Systems	Parent and Other(1)	Eliminations(2)	Consolidated
Revenues	$767,237	$90,988	$8,616	$(8,142)	$858,699
Operating income (loss)	$38,803	$18,871	$(17,277)	$12,245	$52,642
Depreciation and amortization	$46,085	$2,374	$-	$-	$48,459
Assets	$636,597	$44,774	$250,273	$-	$931,644
Capital expenditures	$83,895	$9,712	$-	$-	$93,607

(1)

Includes the Company’s 23% share of the MSV Joint Venture’s result of operations as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. Revenues and segment operating loss for MSV Joint Venture were $8.1 million and $12.2 million, respectively.

(2)	To eliminate the Company’s share of the MSV Joint Venture’s results as it is shown in the Parent and Other columns.

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2005. The HNS column represents 100% of the results of operations for the period April 23, 2005 through December 31, 2005. Since our 50% share of the results of HNS’ operations are already included in the Parent and Other column, the Eliminations column removes the results of HNS shown in the HNS column.

	Year Ended December 31, 2005
	HNS(1)	MSV Joint Venture(2)	ESP	Parent and Other	Eliminations(3)	Consolidated
	(in thousands)
Revenues	$583,468	$29,381	$615	$-	$(612,849)	$615
Operating expenses	(516,860)	(68,534)	(592)	(9,322)	585,394	(9,914)

Income (loss) from operations	66,608	(39,153)	23	(9,322)	(27,455)	(9,299)

Interest (expense) income, net	(22,744)	3,345	(59)	1,495	19,399	1,436
Equity in earnings of Hughes Network Systems, LLC	-	-	-	24,054	-	24,054
Equity in loss of Mobile Satellite Ventures LP	-	-	-	(9,469)	-	(9,469)
Loss on investments in affiliates	-	-	-	(638)	-	(638)
Other income (expense), net	2,707	3,682	65	812	(6,389)	877
Minority interest	-	-	-	1,925	-	1,925

Net income (loss) before taxes and discontinued operations	$46,571	$(32,126)	$29	$8,857	$(14,445)	$8,886

Total assets	$756,524	$216,784	$120	$205,217	$(973,308)	$205,337

(1)	Represents the Company’s 50% share of HNS’s results of operations for the period following the April 2005 Transaction.
(2)	Represents the Company’s 23% share of the MSV Joint Venture’s results of operations.
(3)

To eliminate the Company’s share of the MSV Joint Venture results and HNS results as each is included in the MSV Joint Venture and HNS columns, respectively, and are also included in the Parent and Other column.

Certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2004 is as follows (in thousands):

	Year Ended December 31, 2004
	MSV Joint Venture	ESP	Parent and Other	Eliminate MSV Joint Venture	Consolidated
Revenues	$29,007	$2,117	$-	$(29,007)	$2,117
Operating expenses	(55,762)	(2,932)	(8,471)	55,762	(11,403)

(Loss) income from operations	(26,755)	(815)	(8,471)	26,755	(9,286)

Interest (expense) income, net	(8,109)	(56)	10,604	8,109	10,548
Equity in loss of Mobile Satellite Ventures LP	-	-	(1,020)	-	(1,020)
Equity in (losses) earnings of unconsolidated affiliates	(275)	(164)	(1,172)	275	(1,336)
Other income (expense), net	3,623	866	20,164	(3,623)	21,030
Minority interests in net losses of subsidiaries	-	-	(810)	-	(810)

(Loss) income from continuing operations	$(31,516)	$(169)	$19,295	$31,516	$19,126

Total assets	$246,223	$268	$154,302	$(246,223)	$154,570

Revenues for the years ended December 31, 2005 and 2004 are not presented as this information relates to periods prior to the inclusion of HNS in the Company’s consolidated results of operations. Revenues by geographic area are summarized by customers’ location for the year ended December 31, 2006 as follows (in thousands):

Year Ended December 31, 2006
North America	$665,778
Europe	66,694
South America and the Caribbean	21,354
Africa, Asia and the Middle East	104,873

Total revenues	$858,699

Revenues for the year ended December 31, 2005 and 2004 are not presented as this information relates to periods prior to the inclusion of HNS in the Company’s consolidated results of operations. Individual countries with significant revenues for the year ended December 31, 2006 are as follows (in thousands):

Year Ended December 31, 2006
United States	$639,401
India	$24,458

Total property, net at December 31, 2005 and 2004 are not presented as this information relates to periods prior to the inclusion of HNS in the Company’s consolidated results of operations. Total property, net by geographic area as of December 31, 2006 is summarized by customers’ location as follows (in thousands):

December 31, 2006
North America:
United States	$304,967
Canada and Mexico	3

Total North America	304,970
Europe	2,589
South America and the Caribbean	2,267
Africa, Asia and the Middle East	2,671

Total property, net	$312,497

Note 22:    Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Subsequent to the April 2005 Transaction, related parties of the Company include Apollo Management, L.P., Apollo Investment Fund IV, L.P. and their affiliates (collectively, “Apollo”), which includes SkyTerra.

Sponsor Investment

At December 31, 2006, Apollo owned, directly or indirectly, approximately 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Hughes Systique Corporation (“HSC”)

On October 12, 2005, the Company acquired Series A Preferred Shares from HSC for $3.0 million. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of HNS, including the Chief Executive Officer and President’s brother. At December 31, 2006, the Chief Executive Officer and President of the Company and his brother own an aggregate of approximately 20% of Hughes Systique on an undiluted basis. At December 31, 2006, the Company owns approximately 24% of HSC on an undiluted basis.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into a Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with the MSV Joint Venture and TerreStar and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of the MSV Joint Venture and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, will be transferred to the Company from SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as deferred in the agreement. The Separation Agreement also provides that the Company was responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees were paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification—The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of, or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty or keepwell of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations; and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of, or resulting from the ownership or operation of the assets or properties of the MSV Joint Venture or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement—The tax sharing agreement governs the allocation between the Company and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods. The Company will generally be responsible for, and indemnify SkyTerra and its subsidiaries against, all tax liabilities imposed on or attributable to (i) the Company and any of its subsidiaries relating to all taxable periods and (ii) SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra, in each case, after taking into account any tax attributes of SkyTerra or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, the Company is not responsible for any taxes relating to the MSV Joint Venture, TerreStar or a change of control of SkyTerra. Additionally, under the tax sharing agreement, SkyTerra is responsible for, and indemnifies the Company and its subsidiaries against, all tax liabilities imposed on or attributable to the MSV Joint Venture and TerreStar relating to all taxable periods, SkyTerra and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of SkyTerra.

Consulting Services—SkyTerra agreed to provide the Company with the consulting services of its officers, not to exceed an aggregate of 200 hours per month, for a monthly fee of $25,000. In accordance with the terms of the separation agreement, such services were terminated by the parties effective September 30, 2006.

Access to Facilities—SkyTerra agreed to provide the Company with use of its facilities, including information technology and communications equipment and services at such premises, until the earlier of a change of control of SkyTerra or such other time that the parties mutually agree. In exchange, the Company agreed to pay SkyTerra $7,500 per month. In accordance with the terms of the separation agreement, this arrangement was terminated by the parties effective September 30, 2006.

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

Orbital Slot Agreement

In July 2006, HNS entered into an agreement with two related parties (95 West Co. Inc. and its parent, MLH) whereby such parties will allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo Investment Fund IV, the Company’s controlling shareholder. A member of the Company’s Board of Directors and of HNS’ board of managers is the Managing Director of one of the related parties, is the CEO and President of the other related party, and also owns a small interest in each. Another member of HNS’ board of managers and a director of the Company is a director of one of the related parties. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million annually between 2007 and 2010, and $1.0 million annually between 2011 and 2016.

Agreement with Hughes Telematics, Inc.

In July 2006, HNS granted a limited license to Hughes Telematics Inc. (“HTI”) allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES trademark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that HNS will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to HNS in the event HTI no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms, the Company has commenced providing engineering development services to HTI and we will be compensated at customary rates for such services. As of December 31, 2006, HNS has been authorized to provide services in the amount of $1.9 million.

HTI is controlled by an Apollo affiliate. A member of HNS’ Board of Managers is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of the equity of HTI. In addition, another member of HNS’ Board of Managers and a director of the Company is a director of HTI.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, HNS signed a sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base station as of December 31, 2006. SkyTerra owns a majority of and controls MSV as of December 31, 2006. Our controlling stockholder, Apollo Investment Fund IV, L.P., and its affiliates own approximately 25% of SkyTerra’s common equity and control approximately 31% of the voting shares of SkyTerra as of December 31, 2006. Four individuals associated with Apollo currently serve on the six member board of directors of SkyTerra.

Other

Certain of the Company’s directors and officers serve on the board of directors of affiliates, including HSC, the MSV Joint Venture and TerreStar. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the Company’s directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

The following table summarizes sales and purchase transactions with related parties including satellite transponder lease payments (in thousands):

	Year Ended December 31,
	2006	2005
Sales	$21,992	$18
Purchases	$75,866	$-

The following table sets forth the amount of assets and liabilities resulting from transactions with related parties (in thousands):

	December 31,
	2006	2005
Due from related parties	$4,044	$-
Due to related parties	$13,119	$-

Note 23:    Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business, although HNS may seek reinstatement in the future. In addition, HNS is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the Consent Agreement, HNS has been unable to perform its obligations under certain contracts with certain customers in China and South Korea addressed by the Consent Agreement. If ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, HNS settled a claim by one of these customers in China for $0.5 million.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, cash flows, or results of operations.

Product Warranties

The Company warrants its hardware products for up to fifteen months following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the company recognizes revenues for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

The Company had no product warranty prior to the January 1, 2006 acquisition of HNS. Changes in accrued warranty costs were as follows (in thousands):

Amount
Balance at January 1, 2006	$4,054
Warranty cost accrual	2,452
Warranty costs incurred	(3,679)

Balance at December 31, 2006	$2,827

Leases

The Company has non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2006 are as follow (in thousands):

Amount
Year ending December 31,
2007	$5,931
2008	4,141
2009	2,364
2010	1,154
2011	863
Thereafter	1,323

Total minimum lease payments	$15,776

Rental expenses under operating leases, net of sublease income, were $11.1 million for the year ended December 31, 2006.

The Company has non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2006 are as follow (in thousands):

Amount
Year ending December 31,
2007	$155,913
2008	104,330
2009	52,323
2010	29,697
2011	24,352
Thereafter	32,989

Total minimum lease payments	$399,604

Rental expenses under operating leases for transponder capacity were $167.9 million for the year ended December 31, 2006.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $27.5 million that were undrawn at December 31, 2006. Of this amount, $12.3 million were issued under the Revolving Credit Facility (see Note 15), $5.5 million were secured by restricted cash (see Note 4) and $9.7 million were secured by letters of credit issued under credit arrangements available to HNS’ Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $10.9 million in 2007; $3.2 million in 2008; $6.7 million in 2009; $0.7 million in 2010; and $6.0 million in 2011 and thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of HNS, HNS entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million. On August 4, 2006, in connection with the planned disposition by that former subsidiary of a business unit from which HNS had been procuring services, this agreement and the related commitment amount was amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. HNS estimates it will meet its revised purchase commitment. HNS subsequently spent $4.1 million of the $5.4 million and had $1.3 million remaining to be spent as of December 31, 2006.

Pursuant to the terms of the December 2004 Agreement, HNS has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, HNS may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third-party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, HNS has recorded a liability of $9.0 million for this investment, which is included in other liabilities in the accompanying Balance Sheet as of December 31, 2006.

Upon closing of the April 2005 Transaction, HNS assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $29.0 million was paid through December 31, 2006 and the remaining balance is due by 2008. Subsequent to December 31, 2006, HNS entered into an agreement with a second launch services provider to launch the SPACEWAY 3 satellite in August 2007. The total estimated cost of completing the satellite construction, launch, insurance and other miscellaneous costs is expected to total approximately $133.5 million.

In July 2006, HNS entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC. (“MLH”) pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. As part of the agreement, HNS agreed to pay 95 West Co. annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016.

Note 24:    Subsequent Event

On February 23, 2007, HNS borrowed $115 million from a syndicate of banks (“Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and Revolver Credit Facility. HNS Finance Corp., a wholly owned subsidiary of the Company and co-issuer of the Senior Notes, is a co-borrower under the Loan Facility. The interest rate on the Term Loan Facility is at the option of the Company, the adjusted LIBOR (as defined in the Existing Revolver Facility) plus 2.50% or ABR (as defined in the Existing Revolver Facility) plus 1.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. HNS plans to use the net proceeds from the Term Loan Facility to partially fund the purchase or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum. This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 15. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the year ended December 31, 2008 through 2014.

HUGHES COMMUNICATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Descriptions	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2006	$78	$23,908	$-	$(13,828)	$10,158
Year ended December 31, 2005	$78	$-	$-	$-	$78
Year ended December 31, 2004	$44	$38	$-	$(4)	$78
Allowances for uncollectible notes receivable:
Year ended December 31, 2006	$-	$-	$-	$-	$-
Year ended December 31, 2005	$-	$-	$-	$-	$-
Year ended December 31, 2004	$20,016	$-	$-	$(20,016)	$-
Deferred tax valuation allowance:
Year ended December 31, 2006	$70,009	$-	$-	$(28,380)	$41,629
Year ended December 31, 2005	$122,953	$-	$-	$(52,944)	$70,009
Year ended December 31, 2004	$126,813	$-	$-	$(3,860)	$122,953

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Internal controls include disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report, members of management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Directors. Our Board of Directors is composed of eight members. Each director is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	60	Director, Chief Executive Officer and President
Grant A. Barber	47	Executive Vice President and Chief Financial Officer
T. Paul Gaske	53	Executive Vice President—North American Division
Bahram Pourmand	60	Executive Vice President—International Division
Adrian Morris	52	Executive Vice President—Engineering
Dean A. Manson	40	Vice President, General Counsel and Secretary
Thomas J. McElroy	51	Chief Accounting Officer
O. Gene Gabbard	66	Director
Stephen H. Clark	62	Director
Lawrence J. Ruisi	58	Director
Michael D. Weiner	54	Director
Jeffrey A. Leddy	51	Director
Andrew D. Africk	40	Director
Aaron J. Stone	34	Director

Pradman P. Kaul—Director, Chief Executive Officer and President. Mr. Kaul has been a director as well as our Chief Executive Officer and President since February 3, 2006, and has been HNS’ Chief Executive Officer since 2000. Mr. Kaul was appointed to HNS’ board of managers on April 22, 2005. Mr. Kaul has been with HNS since 1973. Previously, Mr. Kaul served as President and Chief Operating Officer, Executive Vice President, and HNS’ Director of Engineering. Before joining HNS, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

Grant A. Barber—Executive Vice President and Chief Financial Officer. Mr. Barber has been our Chief Financial Officer and Executive Vice President since February 3, 2006 and joined HNS in January 2006. From 2003 to 2006, Mr. Barber served first as Controller and then Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. Prior to that, from 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant.

T. Paul Gaske—Executive Vice President—North American Division. Mr. Gaske has been our Executive Vice President since February 3, 2006 and has been the Executive Vice President and General Manager for HNS’ North American division since 1999. Mr. Gaske joined HNS in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career, including Vice President of Marketing of HNS’ International Satellite Division. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Bahram Pourmand—Executive Vice President—International Division. Mr. Pourmand has been our Executive Vice President since February 3, 2006 and has been an Executive Vice President and the General Manager of HNS’ International Division since 1993. Mr. Pourmand joined HNS in 1979 and is currently responsible for all aspects of HNS’ international operations. In this capacity, he oversees profit and loss, marketing, product development and strategic direction for HNS’ global activities. He is also a member of HNS’ Executive Committee which oversees the overall management of HNS. Prior to joining HNS, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Adrian Morris—Executive Vice President—Engineering. Mr. Morris has been our Executive Vice President since February 3, 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with us in 1982 as a hardware designer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining us, he worked for Ferranti Electronics and Electro Optics Division for 4 1/2 years. He is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Dean A. Manson—Vice President, General Counsel and Secretary. Mr. Manson has been our Vice President, General Counsel and Secretary since February 3, 2006 and has been HNS’ Vice President, General Counsel and Secretary since November 2004. Mr. Manson also serves as director or officer for several of our subsidiaries. Mr. Manson joined HNS in June 2000, as Assistant Vice President, Legal, and, in 2001, became its Assistant Vice President and Associate General Counsel. Prior to joining HNS, Mr. Manson had been an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP since September 1993. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a certificate from Princeton’s Woodrow Wilson School of Public and International Affairs. He received a Juris Doctorate degree from Columbia University School of Law.

Thomas J. McElroy—Chief Accounting Officer. Mr. McElroy has been our Chief Accounting Officer since February 3, 2006 and has been HNS’ Vice President and Controller since June 1, 1996. Mr. McElroy joined HNS in January 1988 as a Director of Finance. Prior to joining HNS, Mr. McElroy was an associate at Price Waterhouse in Washington, DC from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

O. Gene Gabbard—Director. Mr. Gabbard has been a director since June 16, 2006 and serves on our Audit Committee. He is a private investor who has more than 25 years of general management experience in the telecommunications and technology sectors. Mr. Gabbard is a member of the Board of COLT Telecom, SA, Luxembourg, a pan-European provider of business communications services. He is also a member of the Board of Directors of Knology, Inc., West Point, Georgia; Trillion Partners, Austin, Texas; and Firethorn LLC, Atlanta, Georgia. From August 1990 to January 1993, he was Executive Vice President and Chief Financial Officer of MCI Communications Corporation.

Stephen H. Clark—Director. Mr. Clark has been a director since March 7, 2006. Mr. Clark is a private investor who has more than 30 years of general management experience in the communications, technology and manufacturing sectors. In 1997, he founded SpectraSite Communications, Inc., a wireless communications tower operator based in Cary, NC with a nationwide portfolio of 8,000 towers. He served as President, Chief Executive Officer, and Chairman of the Board of Directors of SpectraSite Communications until August, 2005 when the company was sold to American Tower Corporation. Mr. Clark serves on our Audit Committee and Compensation Committee.

Lawrence J. Ruisi—Director. Mr. Ruisi has been a director since June 16, 2006 and is Chairman of our Audit Committee. He is a private investor/consultant and also serves on the Board of Governors of Sound Shore

Medical Center where he was Chairman from 2002 to 2006. Mr. Ruisi has over twenty years of experience in the entertainment industry in which he held various senior executive positions. He was President and CEO of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983.

Michael D. Weiner—Director. Mr. Weiner has been a director since December 2, 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on the Board of Directors of SkyTerra Communications, Educate, Inc. and Goodman Global Holdings, Inc.

Jeffrey A. Leddy—Director. Mr. Leddy has been a director since our formation on June 23, 2005. Mr. Leddy was our President from our formation on June 23, 2005 until February 3, 2006 and our Chief Executive Officer from November 8, 2005 until February 3, 2006. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy serves on the Board of Directors of Hughes Telematics, SkyTerra, Mobile Satellite Ventures GP Inc. and Hughes Systique Corporation. Mr. Leddy also serves on HNS’ Board of Managers.

Andrew D. Africk—Director. Mr. Africk has been a director since December 2, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. He serves on the boards of directors of Intelsat Holdings, Ltd., SkyTerra, SourceCorp, Incorporated, Mobile Satellite Ventures GP, TerreStar Networks, Inc. and several private venture companies. Mr. Africk also serves on HNS’ Board of Managers. Mr. Africk also serves on our Audit Committee and Compensation Committee.

Aaron J. Stone—Director. Mr. Stone has been a director since December 2, 2005. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the Board of Directors of AMC Entertainment Inc., Educate Inc., Intelsat Holdings, Ltd. and SkyTerra. Mr. Stone also serves on HNS’ Board of Managers. Mr. Stone serves on our Audit Committee and Compensation Committee.

Code of Ethics

We have adopted a written code of ethics, the “Amended and Restated Code of Ethics” for our Chief Executive and Senior Financial Officers, which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions (collectively, the “Selected Officers”). Our Code of Ethics is available on our website at www.hughes.com or you may request a free copy of our Code of Ethics from:

Hughes Communications, Inc.

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

To date, there have been no waivers under our Code of Ethics. We intend to disclose any changes in or waivers from our Code of Ethics applicable to any Selected Officer on our website or by filing a Form 8-K.

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Securities Authorized for Issuance under the Equity Compensation Plans

On January 30, 2006, we adopted the 2006 Equity and Incentive Plan (the “Plan”), which provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to our directors, officers and other employees, advisors and consultants who are selected by its compensation committee for participation in the Plan. Unless earlier terminated by our Board of Directors, the Plan will expire on January 30, 2016. Termination of the Plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. Our Board of Directors may amend the Plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and we must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

The following table provides information regarding our equity compensation plans as of December 31, 2006:

Plan category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) ( c )
Equity compensation plans approved by security holders:
The Plan(1)	8,700	n/a	2,412,500
Hughes Network Systems LLC Bonus Unit Plan (“HNS Bonus Unit Plan”)(2)	25,355	-	-
Equity compensation plans not approved by security holders:
SkyTerra 1998 Long Term Incentive Plan (“SkyTerra Plan”)(3)	70,834	$19.99	-

Total	104,889	$19.99	2,412,500

(1)

The Plan provides for this issuance of equity based awards in various forms including restricted common stock stock, restricted stock units, stock options, stock appreciation rights and other equity based awards. As of December 31, 2006, 8,700 restricted stock units were outstanding that are subject to vesting over a four year period. Upon vesting, each restricted stock unit is convertible into one share of common stock. As of December 31, 2006, 287,500 shares of restricted common stock, which are subject to time vesting, were issued and outstanding under the Plan, and there were no outstanding options, warrants or other equity based awards.

(2)

In July 2005, HNS adopted the HNS Bonus Unit Plan pursuant to which 4.4 million bonus units were granted to certain employees. As a result of the January 2006 Transaction, if a participant is still employed by the Company or HNS on April 22, 2008, then at such time the participant’s vested bonus units will be exchanged for our common stock. A second exchange will take place April 22, 2010 for participants in the Bonus Unit Plan still employed by the Company or HNS at such time. The number of shares of our common stock that may be issued would be based upon the fair market value of such vested bonus units divided by average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. As of December 31, 2006, the bonus units could be exchangable for approximately 25,355 shares of our common stock, based upon management’s estimate of the increase in value of the Company and the share price of our common stock as of December 31, 2006. The total number of shares issuable under the HNS Bonus Unit Plan is not subject to limitation.

(3)	In February 2006, the stock options granted under the SkyTerra Plan were converted into options to purchase shares of our common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
4.4	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.6	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

Exhibit Number	Description
10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).
10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).
10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).
10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.18	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006).
10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006).
10.20	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006).

Exhibit Number	Description
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006).
10.22	Credit Agreement, dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp. as co-borrowers, Bear Stearns Corporate Lending Inc. (“BSCL”) as the initial lender, Bear Stearns & Co. Inc. as lead arranger and bookrunning manager, and BSCL as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009).
11*	Statement regarding computation of earnings per shares.
21.1*	List of Subsidiaries of Hughes Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
23.2*	Consent of Independent Auditors—Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Annual Report on Form 10-K of Hughes Network Systems, LLC as of and for the year ended December 31, 2006.
99.2*	Financial statements of Mobile Satellite Ventures LP as of and for the years ended December 31, 2005, 2004 and 2003.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2007	HUGHES COMMUNICATIONS, INC.

/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL (Pradman P. Kaul)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2007

/s/ GRANT A. BARBER (Grant A. Barber)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2007

/s/ THOMAS J. MCELROY (Thomas J. McElroy)	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2007

/s/ O. GENE GABBARD (O. Gene Gabbard)	Director	March 26, 2007

/s/ STEPHEN H. CLARK (Stephen H. Clark)	Director	March 26, 2007

/s/ LAWRENCE J. RUISI (Lawrence J. Ruisi)	Director	March 26, 2007

/s/ MICHAEL D. WEINER (Michael D. Weiner)	Director	March 26, 2007

/s/ JEFFREY A. LEDDY (Jeffrey A. Leddy)	Director	March 26, 2007

/s/ ANDREW D. AFRICK (Andrew D. Africk)	Director	March 26, 2007

/s/ AARON J. STONE (Aaron J. Stone)	Director	March 26, 2007