Form 10-Q
period 2007-03-31
Hughes Communications, Inc.
filed 2007-05-10
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act

(check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 4, 2007 was 19,139,222.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$164,189	$106,933
Marketable securities	94,160	107,320
Receivables, net	184,193	180,955
Inventories	63,460	61,280
Prepaid expenses and other	41,621	39,947

Total current assets	547,623	496,435

Property, net	368,954	312,497
Capitalized software costs, net	42,522	41,159
Intangible assets, net	29,127	30,663
Other assets	61,557	50,890

Total assets	$1,049,783	$931,644

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$54,768	$59,391
Short-term borrowings and current portion of long-term debt	23,699	27,210
Accrued liabilities	127,169	124,586
Due to affiliates	10,774	13,119

Total current liabilities	216,410	224,306

Long-term debt	581,528	469,190
Other long-term liabilities	28,478	18,079

Total liabilities	826,416	711,575

Commitments and contingencies

Minority interests	4,397	4,680

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 64,000,000 shares authorized; 19,132,722 shares and 19,000,622 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	19	19
Additional paid in capital	627,944	626,927
Accumulated deficit	(407,468)	(410,408)
Accumulated other comprehensive loss	(1,525)	(1,149)

Total stockholders’ equity	218,970	215,389

Total liabilities and stockholders’ equity	$1,049,783	$931,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Services	$119,774	$105,316
Hardware sales	103,108	91,558

Total revenues	222,882	196,874

Operating costs and expenses:
Cost of services	80,234	72,469
Cost of hardware products sold	87,166	73,672
Selling, general and administrative	38,266	34,970
Research and development	4,124	7,937
Amortization of intangibles	1,536	1,067

Total operating costs and expenses	211,326	190,115

Operating income	11,556	6,759
Other income (expense):
Interest expense	(11,438)	(11,101)
Interest income	3,078	1,186
Other income, net	101	—

Income (loss) before income taxes expense; minority interests in net losses of subsidiaries; equity in losses of unconsolidated affiliates; and discontinued operations	3,297	(3,156)
Income tax expense	(520)	(51,321)
Minority interests in net losses of subsidiaries	283	370
Equity in losses of unconsolidated affiliates	(120)	(1,635)

Income (loss) from continuing operations	2,940	(55,742)

Discontinued operations:
Loss from discontinued operations	—	(42)
Gain on sale of discontinued operations	—	240

Net income (loss)	2,940	(55,544)
Cumulative dividends and accretion of convertible preferred stock to liquidation value	—	(1,454)

Net income (loss) attributable to common stockholders	$2,940	$(56,998)

Basic net earnings (loss) per common share:
Continuing operations	$0.16	$(5.65)
Discontinued operations	—	0.02

Basic net earnings (loss) per common share	$0.16	$(5.63)

Diluted net earnings (loss) per common share:
Continuing operations	$0.15	$(5.65)
Discontinued operations	—	0.02

Diluted net earnings (loss) per common share	$0.15	$(5.63)

Basic weighted average common shares outstanding	18,843,122	10,121,622

Diluted weighted average common shares outstanding	19,212,462	10,121,622

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,940	$(55,544)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	—	42
Depreciation and amortization	11,467	7,493
Equity plan compensation expense	1,017	1,043
Minority interests	(283)	(301)
Equity in losses from unconsolidated affiliates	120	1,653
Gain on disposal of assets	(191)	(240)
Deferred income taxes	(59)	50,334
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	(2,469)	23,528
Inventories	(1,996)	929
Prepaid expenses and other	(641)	3,760
Accounts payable	(4,470)	(11,007)
Accrued liabilities and other	(3,051)	(36,595)

Net cash provided by (used in) continuing operations	2,384	(14,905)
Net cash used in discontinued operations	—	(9)

Net cash provided by (used in) operating activities	2,384	(14,914)

Cash flows from investing activities:
Change in restricted cash	508	—
Sale of marketable investments, net	13,258	985
Expenditures for property	(62,245)	(11,354)
Expenditures for capitalized software	(3,288)	(4,562)
Proceeds from sale of property and intangibles	313	59
Acquisitions/divestitures, net of cash received	—	12,915
Other, net	—	(67)

Net cash used in investing activities	(51,454)	(2,024)

Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	303	(934)
Debt borrowings from Apollo	—	100,000
Debt repayments to Apollo	—	(100,000)
Proceeds from rights offering	—	100,000
Distribution to SkyTerra	—	(8,542)
Payment of dividends on preferred stock	—	(1,394)
Proceeds from exercise of stock options and warrants	—	1,300
Long-term debt borrowings	115,296	2,714
Repayment of long-term debt	(6,902)	(8,533)
Debt issuance costs	(1,987)	—

Net cash provided by financing activities	106,710	84,611

Effect of exchange rate changes on cash and cash equivalents	(384)	223

Net increase in cash and cash equivalents	57,256	67,896
Cash and cash equivalents at beginning of the period	106,933	21,964

Cash and cash equivalents at end of the period	$164,189	$89,860

Supplemental cash flow information:
Cash paid for interest	$1,168	$9,704
Cash paid for income taxes	$1,565	$1,076
Supplemental disclosure of non-cash financing activities:
Net liability distributed to SkyTerra, net of cash	$—	$48,113

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation and a wholly-owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. The Company is a publicly-traded company, and its stock trades on the NASDAQ Global Market under the symbol “HUGH.” We operate our business primarily through Hughes Network Systems, LLC (“HNS”), a telecommunications company. Through a series of transactions from 2005 through 2006, we acquired the businesses that we owned as of March 31, 2007. An overview of those transactions is as follows:

•	On September 9, 2005, SkyTerra transferred to HCI its discontinued internet services business, Rare Medium, Inc.

•

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 24% on an undiluted basis at March 31, 2007.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

•

its 50% ownership of the voting, or Class A, membership interests of HNS, and as a result, HCI became HNS’ managing member. SkyTerra acquired 50% of HNS’ Class A membership interests on April 22, 2005 from DTV Network Systems, Inc. (“DTV Networks”), a wholly-owned subsidiary of DIRECTV Group, Inc. (“DIRECTV”), and from April 22, 2005 to December 31, 2005, SkyTerra served as HNS’ managing member. The events of April 22, 2005 are referred to herein as the “April 2005 Transaction”;

•	its interests in Electronic System Products, Inc.;

•	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

•	certain minority investments, including its interests in Navigauge, Inc., Miraxis, LLC, Mainstream Data Inc., Edmund Holdings, Inc. and Data Synapse, Inc.; and

•	cash and short-term investments.

•

On January 1, 2006, HCI acquired the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash pursuant to the Membership Interest Purchase Agreement entered into by HCI and DIRECTV on November 10, 2005. The events of January 1, 2006 are referred to herein as the “January 2006 Transaction.” As a result of the January 2006 Transaction, HNS became a wholly-owned subsidiary of HCI. HNS’ results from that date forward have been consolidated by HCI, and the basis of HNS’ assets and liabilities were adjusted to their fair values.

To finance the January 2006 Transaction, HCI obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. (“Apollo IV”) and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). Concurrent with SkyTerra separating into two publicly traded companies (the “Distribution”) on February 21, 2006, as described below, HCI conducted a rights offering, pursuant to which it issued 7,843,141 shares of its common stock to its stockholders at a subscription price of $12.75 per share in order to repay the short-term debt financing provided by the Apollo Stockholders. In connection with such rights offering, HCI received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. HCI used the proceeds of the rights offering to repay the short-term debt financing obtained from the Apollo Stockholders.

•

On February 21, 2006, SkyTerra distributed all of our outstanding common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution separated SkyTerra into two publicly traded companies. Accordingly, SkyTerra no longer owns any of our capital stock; however, SkyTerra’s controlling stockholder, Apollo IV, became our controlling stockholder.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•

Following the Distribution, SkyTerra retained its interest in Mobile Satellite Ventures, LP, ( “MSV”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities.

•

In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions”, the Company distributed these assets at their historical basis on the date of the Distribution. On September 25, 2006, SkyTerra closed a transaction in connection with MSV which triggered a change in control of SkyTerra.

Note 2: Description of Business

We are a telecommunications company and the world’s leading provider of satellite based communications services and equipment that utilize very small aperture terminals (“VSAT”) to distribute signals via satellite. Our services and products serve a variety of consumers, small and medium sized businesses (“Consumer/SMB”) and enterprise customers worldwide. We provide managed services to large enterprises that combine the use of satellite based communications and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable and cost-effective applications such as credit card verification, inventory tracking and control and broadcast video. In addition, we operate a VSAT service that provides broadband internet access to Consumer/SMB customers.

In addition, we provide hardware and point-to-multipoint networking systems solutions to customers with mobile satellite voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us. With the VSAT systems, we provide ongoing network support services under contracts with our mobile satellite or terrestrial transmission systems customers.

As part of our drive for less costly and more efficient technological solutions, we plan to launch our SPACEWAY 3 satellite in August 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. SPACEWAY represents the next generation of broadband satellite systems, with a unique architecture for broadband data communications. With SPACEWAY, we expect to offer our enterprise and Consumer/SMB customers faster communication rates and to reduce our operating costs substantially through the reduction of third-party satellite transponder lease expenses.

Note 3: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2007 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of an entity’s fiscal year that starts after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million increase in the liability for unrecognized tax benefits and an increase to deferred tax assets for the same amount. The adoption of FIN 48 did not have an impact on the Company’s results of operations or cash flows for the three months ended March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Statement is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Note 4: Discontinued Operations

Pursuant to the Separation Agreement, SkyTerra contributed its interests in AfriHUB to the Company in December 2005. Immediately thereafter, the Company decided to discontinue operating AfriHUB and signed a letter of intent to sell its interest in AfriHUB. Effective February 20, 2006, the Company sold its equity and debt interests in AfriHUB and recorded a gain on the sale of $0.2 million for the three months ended March 31, 2006.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
March 31, 2007:
Government agencies	$81,608	$—	$(6)	$81,602
Corporate bonds	11,828	—	(15)	11,813
Municipal bonds	744	1	—	745

Total available-for-sale securities	$94,180	$1	$(21)	$94,160

December 31, 2006:
Government agencies	$94,578	$10	$(25)	$94,563
Corporate bonds	12,775	1	(19)	12,757

Total available-for-sale securities	$107,353	$11	$(44)	$107,320

The Company does not believe that any individual loss as of March 31, 2007 represents an other-than-temporary impairment. The majority of the unrealized losses were attributable to changes in interest rates of corporate bonds investments which have “AA-” ratings. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature.

Note 6: Receivables, Net

Receivables, net consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Trade receivables	$155,237	$155,047
Contracts in process	35,287	33,748
Other receivables	1,969	2,318

Total receivables	192,493	191,113
Allowance for doubtful accounts	(8,300)	(10,158)

Total receivables, net	$184,193	$180,955

Trade receivables included $2.5 million and $4.0 million of amounts due from affiliates at March 31, 2007 and December 31, 2006, respectively. Advances and progress billings offset against contracts in process amounted to $17.4 million and $14.6 million at March 31, 2007 and December 31, 2006, respectively.

Note 7: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Production materials and supplies	$10,960	$11,689
Work in process	12,920	11,676
Finished goods	39,580	37,915

Total inventories	$63,460	$61,280

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories are adjusted to net realizable value using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Note 8: Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	March 31, 2007	December 31, 2006
Land and improvements	10 - 30	$5,711	$5,650
Buildings and leasehold improvements	1 - 30	22,650	22,301
Machinery and equipment	3 - 5	61,077	57,877
VSAT operating lease hardware	2 - 5	45,360	45,311
Furniture, fixtures and office machines	3 - 7	610	566
Construction in progress - SPACEWAY	-	259,892	208,502
- Other	-	17,803	8,483

Total property		413,103	348,690
Accumulated depreciation		(44,149)	(36,193)

Total property, net		$368,954	$312,497

During the construction of the SPACEWAY 3 satellite, interest has been capitalized on costs incurred subsequent to the January 2006 Transaction. The Company recorded $1.3 million and $0.7 million of capitalized interest for the three months ended March 31, 2007 and 2006, respectively.

Note 9: Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	March 31, 2007	December 31, 2006
Backlog and customer relationships	4 - 8	$20,555	$20,555
Patented technology and trademarks	8 - 10	16,252	16,252

Total intangible assets		36,807	36,807
Accumulated amortization		(7,680)	(6,144)

Total intangible assets, net		$29,127	$30,663

The Company amortizes the recorded values of its intangible assets over their estimated useful lives. During the three months ended March 31, 2007 and 2006, the Company recorded $1.5 million and $1.1 million, respectively, of amortization expense related to intangible assets.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates	March 31, 2007	December 31, 2006
VSAT hardware financing - current portion	8.00% - 12.00%	$20,081	$23,761
Revolving bank borrowings	8.00% - 15.75%	2,518	2,174
Term loans payable to banks - current portion	9.75% - 10.75%	1,100	1,275

Total short term borrowings and current portion of long-term debt		$23,699	$27,210

At March 31, 2007, outstanding revolving bank borrowings of $2.5 million with a weighted average variable interest rates of 10.75% consisted of borrowings by a subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.1 million at March 31, 2007.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates	March 31, 2007	December 31, 2006
Senior Notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62% - 10.75%	115,921	1,133
VSAT hardware financing	8.00% - 12.00%	15,607	18,057

Total long-term debt		$581,528	$469,190

The April 2005 Transaction was financed with: (i) a $250.0 million first lien term loan and a secured $50.0 million first lien revolving credit facility (“Revolving Credit Facility”) and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The Revolving Credit Facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, HNS completed an offering of $450.0 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest of $19.7 million is included in accrued liabilities at March 31, 2007. HNS used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings under the first and second lien term loans in full.

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the Revolving Credit Facility was amended to reflect revised covenants, pricing terms and other related amendments. The amended Revolving Credit Facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at the HNS’s option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’s direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of the HNS’s domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of March 31, 2007, $0.3 million remained outstanding on the letter of credit issued to JPM, and $12.1 million remained outstanding on letters of credit issued under the BOA Revolving Credit Facility. As of March 31, 2007, there were no borrowings outstanding against the BOA Revolving Credit Facility. The total available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility totaled $37.6 million at March 31, 2007.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’s existing and future subsidiaries that guarantee our existing Senior Notes and the existing Revolving Credit Facility. HNS Finance Corp., a wholly-owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest rate on the Term Loan Facility is at Adjusted LIBOR (as defined in the existing Revolving Credit Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net proceeds from the Term Loan Facility will be used to partially fund the purchase or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS and its subsidiaries to comply with certain covenants, for as long as: (i) in the case of the indenture, so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility for as long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over our assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. We have been in compliance with all of our debt covenants since the placement of the credit facilities through March 31, 2007.

Note 11: Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the $115 million Term Loan Facility, the Company entered into a Swap Agreement with Bear Stearns Capital Markets, Inc. in February 2007 to swap the variable LIBOR-based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. During the three months ended

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007, the Company recorded a loss in other comprehensive income of approximately $1.0 million associated with the fair market valuation of the interest rate swap. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the years ended December 31, 2008 through 2014.

Fair Value

The carrying values of cash and cash equivalents; receivables, net; other assets; accounts payable; debt (except the Senior Notes as described below) and amounts included in other liabilities that meet the definition of financial instruments approximated fair value at March 31, 2007.

The fair value of our interest rate swap and our Senior Notes are based on market quotes and represents the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. The $1.0 million liability recorded for the interest rate swap at March 31, 2007 approximates fair value. At March 31, 2007, the carrying value and fair value of the Senior Notes were $450.0 million and $477.0 million, respectively.

Note 12: Income Taxes

For Federal income tax purposes, the Company’s results through the date of the Distribution will be included in the consolidated returns to be filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code (the “Code”) occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation, as included in Section 382 of the Code, and, therefore, will be available to offset future taxable income unless subject to other limitations. Following the Distribution, a portion of the unused SkyTerra NOL and capital loss carryforwards were retained by the Company. The Company estimates that its share of the NOL carryforwards was approximately $142.0 million and its share of the capital loss carryforwards was approximately $3.3 million at the date of the Distribution. As of March 31, 2007, the Company estimates that its remaining NOL carryforwards were approximately $170.3 million and will expire, if unused, between the years 2018 and 2027 and its capital loss carryforward of approximately $3.3 million will expire, if unused, in 2010.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance had been established related to the NOL and capital loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra is expected to generate significant taxable income in 2006 for Federal and state income tax purposes. As the Company is the accounting successor to SkyTerra, as described in Note 1, the taxes associated with the Distribution are included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company will be responsible for paying all cash taxes associated with the Distribution. The Company expects existing NOL and capital loss carryforwards will be sufficient to offset any federal income taxes payable on the gain from the Distribution, other than alternative minimum taxes.

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

For the three months ended March 31, 2007, the Company recorded income tax expense of $0.5 million relating primarily to several of HNS’ foreign subsidiaries. During the three months ended March 31, 2006, the Company recorded income tax expense of $51.3 million. This amount related primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. As the Company has not met the more likely than not criteria of SFAS 109,”Accounting for Income Taxes,” the Company maintained a full valuation allowance on its deferred tax assets other than those associated with unrecognized tax benefits, as described below, as of March 31, 2007.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods, and FIN 48 requires increased disclosures. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006.

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million increase in the liability for unrecognized tax benefits and an increase to deferred tax assets for the same amount. If recognized, the total unrecognized tax benefits at January 1, 2007 would impact the Company’s effective tax rate. We do not anticipate that uncertain tax positions will increase or decrease significantly within the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of January 1, 2007, the Company had not recorded any liability for the payment of interest or penalties associated with uncertain tax positions.

The Company inherited certain tax attributes from SkyTerra due to the Distribution. These attributes originated in SkyTerra’s income tax returns from 1994 through 2005. As such, the federal and state income tax returns for these years are subject to examination by the tax authorities in addition to returns for periods subsequent to the Distribution.

Note 13: Employee Share-Based Payments and Other Benefits

Restricted Stock Awards

In January 2006, our Board of Directors approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 2,700,000 shares of our common stock, which may be issued in the form of restricted stock, stock options or stock appreciation rights, provided that, the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. The Company issues shares under the Plan to our officers, our key employees and contractors.

During the three months ended March 31, 2007, the Company issued 2,700 shares of restricted stock under the Plan to certain of our employees and 600 shares of restricted stock were forfeited under the Plan. There were no grants under the Plan during the three months ended March 31, 2006. At March 31, 2007, there were 159,600 shares of restricted stock and 8,700 restricted stock units outstanding under the Plan. The Company had $6.6 million of unrecognized compensation expense as of March 31, 2007, which will be recognized over a weighted average of 3.5 years. These shares vest 50% on the second anniversary of the issuance date and an additional 25% vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date. The Company accounts for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period. The Company recorded compensation expense, after adjustment for forfeitures, of approximately $0.4 million for the three months ended March 31, 2007 related to the restricted stock awards, and there was no compensation expense recorded for the three months ended March 31, 2006 for this Plan.

Note 14: Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Subsequent to the April 2005 Transaction, related parties of the Company include Apollo Management, L.P., Apollo IV and their affiliates (collectively, “Apollo”), which includes SkyTerra.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Agreement with DIRECTV

Under the terms of the December 2004 Agreement, DIRECTV retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DIRECTV also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third-parties relating to the VSAT hardware financing borrowings. HNS has indemnified DIRECTV for any losses relating to the VSAT hardware financings.

Management Agreement with HNS

On March 27, 2006, the Company entered into a management and advisory services agreement with HNS, our wholly-owned subsidiary. Under this agreement, we provide HNS, through our officers and employees, general support, advisory and consulting services in relation to HNS’ business. Pursuant to the agreement, HNS paid a quarterly fee of $250,000 for these services and reimbursed us for our out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary and benefits of certain executives plus a 2% service fee. On March 15, 2007, the management and advisory services agreement was amended to eliminate the quarterly fee of $250,000 that HNS paid to us for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Hughes Systique

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique for $3.0 million. HNS has contracted with Hughes Systique for software development services. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of the Company, including the Chief Executive Officer and President’s brother. At March 31, 2007, the Chief Executive Officer and President of the Company and his brother owned an aggregate of approximately 20% of Hughes Systique on an undiluted basis, and the Company owned approximately 24% of Hughes Systique on an undiluted basis. In addition, a member of our Board of Directors and HNS’ Board of Managers serves on the board of directors of Hughes Systique.

Intelsat Holdings Limited

At March 31, 2007, Apollo owned, directly or indirectly, approximately 23.9% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company leases satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Orbital Slot Agreement

In July 2006, HNS entered into an agreement with two related parties (95 West Co. Inc. and its parent, Miraxis License Holdings, LLC) which will allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo. A member of the Company’s Board of Directors and HNS’ Board of Managers is the Managing Director of one of the related parties, the Chief Executive Officer and President of the other related party and also owns a small interest in each. Another member of HNS’ Board of Managers and a member of our Board of Directors is a director of one of the related parties. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010, and $1.0 million in each year between 2011 and 2016 for the use of the orbital position.

Agreement with Hughes Telematics

In July 2006, HNS granted a limited license to Hughes Telematics, Inc. (“HTI”) allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that HNS will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to HNS in the event HTI no longer has a commercial or affiliated relationship with

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HNS. As contemplated by the license terms, HNS has commenced providing engineering development services to HTI, and HNS will be compensated at rates that are considered to approximate rates that would be paid to third-parties for such services. As of March 31, 2007, HTI has issued “authorizations to proceed,” in respect of such services in the amount of $5.3 million in the aggregate.

HTI is controlled by an Apollo affiliate. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of the equity of HTI. In addition, another member of HNS’ Board of Managers and a member of our Board of Directors is a director of HTI.

Agreement with MSV

On November 3, 2006, HNS signed a sales contract with MSV to design, develop and supply a satellite base station. SkyTerra owned a majority of and controlled MSV as of March 31, 2007. Our controlling stockholder, Apollo IV, and its affiliates owned approximately 16% of SkyTerra’s common equity and controlled approximately 30% of SkyTerra’s voting shares as of March 31, 2007. Four individuals associated with Apollo currently serve on the six member board of directors of SkyTerra. In addition, a member of our Board of Directors and HNS’ Board of Managers serves on the board of directors of MSV.

Other

Certain members of our Board of Directors and officers serve on the board of directors of some of our affiliates, including Hughes Systique, MSV and TerreStar. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Sales	$9,856	$495
Purchases	$29,160	$8,471

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	March 31, 2007	December 31, 2006
Due from related parties	$2,535	$4,044
Due to related parties	$10,774	$13,119

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15: Segment Data and Geographical Data

The Company’s consolidated operations have been classified into three reportable segments: (i) VSAT, which provides satellite-based private networks and broadband Internet access to Consumer/SMB customers; (ii) Telecom Systems, consisting of the Company’s mobile satellite communications business and its terrestrial microwave network services business; and (iii) Parent and Other, which includes the Company’s 23% share of MSV’s results of operations (through the date of the Distribution).

The following tables present certain financial information on the Company’s reportable segments as of and for the three months ended March 31, 2007 and 2006. For MSV, information is provided as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. The Company’s Statements of Operations for the three months ended March 31, 2006 only includes results of MSV through the date of the Distribution. As of March 31, 2006, the Company no longer had an investment in MSV.

Selected financial information for the Company’s operating segments is as follows (in thousands):

Three Months Ended March 31, 2007	VSAT	Telecom Systems	Parent and Other	Consolidated
Revenues	$195,061	$27,670	$151	$222,882
Operating income	$9,459	$3,541	$(1,444)	$11,556
Depreciation and amortization	$10,548	$995	$—	$11,543
Assets	$681,867	$52,536	$315,380	$1,049,783
Capital expenditures	$59,036	$6,497	$—	$65,533

Three Months Ended March 31, 2006	VSAT	Telecom Systems	Parent and Other(1)	Elimination(2)	Consolidated
Revenues	$181,307	$15,485	$8,224	$(8,142)	$196,874
Operating income (loss)	$7,237	$1,751	$(14,474)	$12,245	$6,759
Depreciation and amortization	$7,071	$58	$—	$—	$7,129
Assets	$574,714	$36,896	$135,995	$—	$747,605
Capital expenditures	$12,822	$3,094	$—	$—	$15,916

(1)

Includes the Company’s 23% share of the MSV’s result of operations for the three months ended March 31, 2006, the period in which the Distribution occurred. Revenues and segment operating loss for MSV Joint Venture was $12.2 million.

(2)	To eliminate the Company’s share of the MSV’s results as it is shown in the Parent and Other columns.

Note 16: Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss) attributable to common stockholders	$2,940	$(56,998)

Other comprehensive (loss) income:
Foreign currency translation adjustments	658	1,249
Unrealized gains on securities	14	2,587
Unrealized loss on interest rate swap	(1,048)	—

Total other comprehensive (loss) income	(376)	3,836

Total comprehensive income (loss)	$2,564	$(53,162)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2007.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company has been unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $27.2 million that were undrawn at March 31, 2007. Of this amount, $12.4 million, of which $0.8 million was issued to secure a bond to the Federal Communications Commission, were issued under the Revolving Credit Facility (see Note 10); $4.9 million were secured by restricted cash; and $9.9 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries, certain of which are secured by those entities’ assets. As of March 31, 2007, these obligations were scheduled to expire as follows: $6.6 million in 2007; $6.5 million in 2008; $6.8 million in 2009; $1.4 million in 2010; and $5.9 million in 2011 and thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million. On August 4, 2006, this agreement and the related commitment amount were amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company estimates it will meet the revised purchase commitment. During the three months ended March 31, 2007, the Company spent $1.2 million and had $0.1 million remaining to be spent by September 30, 2007.

Pursuant to the terms of the Contribution and Membership Interest Purchase Agreement dated December 3, 2005 among HNS, SkyTerra and DIRECTV, the Company has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in other assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third-party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company has recorded a corresponding liability for this investment, which is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 related to this commitment.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for a satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$49.0 million. Of this amount, $29.0 million was paid through March 31, 2007 and the remaining balance is due by 2008. On February 28, 2007, the Company signed a contract with a launch services provider to launch the SPACEWAY 3 satellite in August 2007. At March 31, 2007, the estimated cost of completing the satellite construction, launch, insurance and other miscellaneous expense was expected to total approximately $87.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “forecast,” “seek,” “plan,” “may,” “estimate,” “strive,” “intend” “will,” “should,” and variations of these words or similar expressions (or the negative versions of any words) are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Our plans, intentions and expectations are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Communications, Inc. (“HCI,” “we” or the “Company”) operates its business primarily through Hughes Network Systems, LLC (“HNS”), a telecommunications company. We are the world’s leading provider of satellite based communications services and equipment. We also provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements.

We operate in three business segments, the very small aperture terminal (“VSAT”) segment, the Telecom Systems segment and Parent and Other. The VSAT segment consists of the North American Network Equipment and Services business unit, the International Network Equipment and Services business unit and the Consumer/SMB business unit. Our Telecom Systems segment consists of the Mobile Satellite Systems business unit and the Terrestrial Microwave business unit. The Parent and Other segment consists of Mobile Satellite Ventures, LP (“MSV”) and other miscellaneous investments held by the Company. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

We have acquired and developed the SPACEWAY 3 satellite, which currently is being manufactured by Boeing, as well as related network operations center facilities, certain other ground facilities and equipment. SPACEWAY represents the next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies. We believe the launch of the SPACEWAY 3 satellite, planned for August 2007, and the rollout of the SPACEWAY system will allow us to address a larger market, reduce transponder leasing costs and thus significantly improve margins.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2007 and 2006, we generated net income of $2.9 million and net loss of $55.5 million, respectively. We expect our results of operations to further improve as we continue to focus our investments in technology, further develop and expand our Consumer/SMB VSAT business, launch our SPACEWAY 3 satellite and commence operations of our SPACEWAY network.

Technology—We have incorporated advances in semiconductor technology to increase the functionality and reliability of our VSAT terminals and reduce manufacturing costs. In addition, through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our transponder capacity and invest in our research and development efforts to maintain our position as a leader in VSAT technology.

Consumer/SMB VSAT—Since the launch of our two-way consumer VSAT business in 2001, we have made significant investments in our business. We targeted the Consumer/SMB market because we determined that there was a large segment of this market underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. Since that time, improvements in our offerings include increased data rates, higher functionality and lower terminal costs. We believe our approach will position us to compete more effectively with alternative technologies and satellite service competitors. We expect to continue to make these investments in future periods.

We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer/SMB hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs related to hardware and associated marketing costs. At March 31, 2007, we had a small and medium sized businesses (“Consumer/SMB”) customer base of approximately 346,000 subscribers that generated revenues of $80.7 million for the three month ended March 31, 2007.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we plan to launch our next generation, SPACEWAY 3 satellite in August 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. With SPACEWAY 3, we will be able to offer our customers faster communication rates and expect to reduce our operating costs substantially through the reduction of third-party transponder capacity expenses. By utilizing Ka-band frequency spectrum and SPACEWAY 3’s onboard processing capabilities, we anticipate that SPACEWAY 3 will enable us to expand our business significantly by increasing our addressable market in the enterprise and Consumer/SMB markets.

Factors Affecting Our Results of Operations

Relationship with DIRECTV Group, Inc. (“DIRECTV”)—In April 2005, we entered into a transition services agreement with DIRECTV, which required DIRECTV to provide certain transitional services to support the conduct of our business. These services include assisting in the implementation of our benefit program plans and arrangements and enabling our employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. We also entered into a SPACEWAY services agreement pursuant to which the Company and DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. In addition, DIRECTV and its affiliates have been our customers and have also served as our vendors in certain cases.

Relationship with HNS—On March 27, 2006, the Company entered into a management and advisory services agreement with our wholly-owned subsidiary, HNS. Under this agreement, we provide HNS, through our officers and employees, general support, advisory and consulting services in relation to HNS’ business. Pursuant to that agreement, HNS paid a quarterly fee of $250,000 for these services and reimbursed us for our out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary and benefits of certain executives plus a 2% service fee. On March 15, 2007, the management and advisory services agreement was amended to eliminate the quarterly fee of $250,000 that HNS paid to us for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally for three to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Prior to the fourth quarter of 2005, we had an arrangement with a third-party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, we retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, we did not recognize a sale of the equipment at the time of such transactions since we retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, we have received nominal claims from customers for Non-Performance Events, but we have not been required to make any indemnification payments for a Non-Performance Event. We do not maintain a reserve for Non-Performance Events as we believe the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given our ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which we had a continuing obligation to perform, we received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from the customers for the installed equipment used to provide services to the customers. At such time, we recognized a liability to the financial institution, which we refer to as VSAT hardware financing, which is reflected in our financial statements as debt. The amount of the debt recorded initially is the proceeds received from the financial institution, which is equivalent to the selling price of the installed equipment used to provide services to the customer. We record interest expense on a month-to-month basis relating to the VSAT hardware financing and structure these lease arrangements such that amounts we receive from our customers under their customer service agreements provide us with the necessary funds to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as we recognize revenue from our customers under their contracts, we also record interest expense and a reduction of the VSAT hardware financing liability as payments are made to the financing institutions. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract (generally three to five years), not at inception of the lease. Upon entering into these leases for which we have had a continuing performance obligation, we capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, we entered into a new lease financing arrangement, under which we do not have a continuing obligation subject to a Non-Performance Event, with the third-party financial institution. Under the new arrangement, we receive cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, since there is no continuing involvement, we record revenue upon the transfer of title instead of on a monthly basis over the term of the operating lease, and we expense the cost of the hardware as an element of cost of hardware products sold, rather than capitalize it.

For the three months ended March 31, 2007 and 2006, we recognized $1.2 million and $0.4 million, respectively, of new hardware sales under the terms of the new arrangement. In situations where we lease our VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation to the financial institution. However, future period results will also be impacted by the accounting treatment for leases in which we have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether we do or do not have a continuing performance obligation under the associated equipment financing lease.

Key Business Metrics

Business Segments—We divide our operations into three reportable segments—the VSAT segment, the Telecom Systems segment and Parent and Other segment. Within the VSAT segment, sales can be attributed to three key end markets—Consumer/SMB customers; North American Network Equipment and Services; and International Network Equipment and Services. Our Telecom Systems segment sales can be attributed to two key end markets—Mobile Satellite Systems and Terrestrial Microwave. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies. The Parent and Other segment is comprised of MSV and other miscellaneous investments and which are not strategic to the Company.

Revenue—We generate revenues from the sale and financing of hardware and the provision of services. In our VSAT segment, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into service contracts with a three- to five-year duration and our Consumer/SMB customers enter into 15-month to 24-month contracts. We bill and recognize service revenues on a monthly per site basis. Our services to enterprise customers are negotiated on a contract-by-contract basis with price varying based on numerous factors, including number of sites, complexity of system and scope of services provided. We have the ability to integrate these service offerings to provide comprehensive solutions for our customers. We also provide managed services to our customers who operate their own dedicated network facilities and charge them a management fee for the operation and support of their networks.

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our Consumer/SMB customers, they can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. The North American and International Network Equipment hardware revenues include revenues derived from network operating centers, radio frequency terminals (Earth Stations), VSAT, components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

We also provide specialized equipment to Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market Trends Impacting Our Revenue—The following tables present our revenues by end market for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Variance
	2007	2006	Amount	%
Revenues:
Services	$119,774	$105,316	$14,458	13.7%
Hardware sales	103,108	91,558	11,550	12.6%

Total revenues	$222,882	$196,874	$26,008	13.2%

Revenues by end market:
Consumer/SMB	$80,749	$69,777	$10,972	15.7%
North American Network Equipment and Services	70,816	68,344	2,472	3.6%
International Network Equipment and Services	43,496	43,187	309	0.7%

Total VSAT	195,061	181,308	13,753	7.6%

Mobile Satellite Systems	25,538	11,750	13,788	117.3%
Terrestrial Microwave	2,132	3,734	(1,602)	(42.9)%

Total Telecom Systems	27,670	15,484	12,186	78.7%

Parent and Other	151	82	69	84.1%

Total revenues	$222,882	$196,874	$26,008	13.2%

Our Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband internet access needs of our customers. At March 31, 2007, our Consumer/SMB subscriber base grew by approximately 54,400 subscribers to approximately 346,000 subscribers from approximately 291,600 subscribers at March 31, 2006. During the first quarter of 2007, we averaged approximately 13,700 gross customer additions per month and experienced a “churn” rate (the rate of customer cancellations/nonrenewals as a percentage of total number of subscribers) of 2.20%. The average revenue per unit (“ARPU”) increased 0.8% to just above $60 for the three months ended March 31, 2007 compared to the same period in 2006. Revenue growth in the Consumer/SMB market has been driven primarily by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ broadband access needs and (ii) enhancement in the performance capabilities of our service offerings. The Consumer/SMB market is very competitive, and the Company expects to continue to experience pricing pressure on its hardware offerings.

Revenue from our North American Network Equipment and Services business increased by 3.6% for the three months ended March 31, 2007 compared to the same period in 2006. We expect that future revenue growth will be driven by an increase in sales of equipment and services once our SPACEWAY 3 satellite is placed in service. We have benefited from our long-term contracts with large domestic enterprise customers who contract for integrated network services. Revenues from the International Network Equipment and Services business increased 0.7% for the three months ended March 31, 2007 compared to the same period in 2006. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions in our managed network service offerings.

Our Mobile Satellite Systems business has experienced strong growth of 117.3% for the three months ended March 31, 2007 compared to the same period in 2006. Contributing to this growth was increased engineering efforts on new projects involving the development of ground based beam forming technology which allow sharing of bandwidth between terrestrial and satellite applications as well as expansion projects for our legacy customers. We expect that our Mobile Satellite Systems revenues will continue to fluctuate quarterly due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe that this area is the growth area of the mobile satellite industry that provides the Company with opportunities to expand our Mobile Satellite Systems business. Our Terrestrial Microwave revenues decreased due to the completion of major mobility and maintenance projects and delays in the rollout of new systems. We anticipate that revenues of this business will fluctuate quarterly as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Cost of Services—Our cost of services relate to costs associated with the provision of managed network services. Costs of managed network services primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during the three months ended March 31, 2007 and 2006 despite the increasing traffic on our network, because we were able to consolidate certain components of our network to contain costs. In addition, the migration to a single upgraded platform for our Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by its fixed satellite service (FSS) providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for both the VSAT and the Telecom Systems segments to third-party contract manufacturers. Our cost of hardware relates primarily to the cost of direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes the depreciation of installed equipment under VSAT operating leases over the life of the lease. Under the terms of new operating lease arrangements in which we do not have a continuing obligation to perform, the cost of hardware products sold per unit of equipment sold will initially be higher compared to the operating lease arrangement in which we do have a continuing obligation to perform because we recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. See “Factors Affecting Our Results of Operations—Customer Equipment Financing Arrangements.” As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with the Consumer/SMB business and are comprised of three elements: the subsidy for the cost of hardware and related installation; sales and marketing expense; and dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources and senior management. These costs include facilities costs, third-party service providers’ costs (such as outside tax and legal counsel and insurance providers) and depreciation of fixed assets, including real estate.

Research and Development—Research and development (“R&D”) expenses include costs associated with the engineering support for existing platforms and development efforts to build new products and software applications. R&D costs primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include other costs for subcontractors, material purchases and other direct costs in support of product development.

Results of Operations

Revenues and operating costs and expenses as a percentage of total revenues for the three months ended March 31, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$119,774	53.7%	$105,316	53.5%
Hardware sales	103,108	46.3%	91,558	46.5%

Total revenues	$222,882	100.0%	$196,874	100.0%

Operating costs and expenses:
Cost of services	$80,234	36.0%	$72,469	36.8%
Cost of hardware products sold	$87,166	39.1%	$73,672	37.4%
Selling, general and administrative expense	$38,266	17.2%	$34,970	17.8%
Research and development	$4,124	1.9%	$7,937	4.0%
Amortization of intangibles	$1,536	0.7%	$1,067	0.5%
Operating income	$11,556	5.2%	$6,759	3.4%
Income tax expense	$(520)	(0.2)%	$(51,321)	(26.1)%
Net gain on discontinued operations	$—	0.0%	$198	0.1%
Net income (loss)	$2,940	1.3%	$(55,544)	(28.2)%

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the three months ended March 31, 2007, services revenue increased by $14.5 million, or 13.7%, to $119.8 million from $105.3 million for the three months ended March 31, 2006. This increase was attributable to increased services revenue of $10.1 million in the Consumer/SMB business primarily as a result of increases in the subscriber base. The total subscriber base increased by 54,400 subscribers to approximately 346,000 at March 31, 2007 from approximately 291,600 at March 31, 2006. ARPU increased 0.8% to just above $60 for the three months ended March 31, 2007 compared to the same period in 2006. Services revenue from the North American Network Equipment and Services business decreased by $1.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was primarily due to a $1.8 million decline in revenue associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV, terminated in the third quarter of 2006, which was in effect during the first quarter of 2006 but not during the first quarter of 2007. This decrease was offset by a $0.8 million increase in revenues from government services contracts. Services revenue from the International Network Equipment and Services business increased by $2.1 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to a $1.9 million increase in revenue from our Brazilian operations as the number of enterprise sites under service has more than doubled to approximately 5,400 as of March 31, 2007 from approximately 2,300 at March 31, 2006. The Company expects that growth opportunities in Brazil will continue; however, economic factors and competition could impact our growth in the number of sites under service. In addition, revenues in our Telecom Systems business increased by $3.5 million which resulted from an increase in revenues from design and engineering services provided to a related party under a license agreement in connection with its business of automotive telematics.

Hardware Sales

For the three months ended March 31, 2007, hardware sales increased by $11.5 million, or 12.6%, to $103.1 million from $91.6 million for the three months ended March 31, 2006. The increase was in both VSAT and Telecom Systems sales as described below.

VSAT—For the three months ended March 31, 2007, VSAT hardware sales increased by $2.8 million, or 3.7%, to $79.3 million from $76.5 million for the same period in 2006. Despite a reduction in the prices of equipment charged to customers, hardware revenues increased as total hardware shipments increased to approximately 68,000 terminals during the first quarter of 2007 compared to 66,000 terminals for the same period in 2006. This increase was due to an increase in the consumer subscriber base and shipments to upgrade existing customers to the next generation HN 7000/7700 platform and to new customers domestically and internationally and an increase in royalties related to the licensing of our DVBS2 technology to a large European manufacturer.

Telecom Systems—For the three months ended March 31, 2007, Telecom Systems hardware sales increased by $8.7 million, or 57.6%, to $23.8 million from $15.1 million for the same period in 2006. The increase was primarily attributable to $4.7 million in engineering activities earned in 2007 on a contract for the design and development of a secondary gateway and high-speed packet data network for a large Mobile Satellite operator in the United Arab Emirates and $2.5 million in revenues from design, development and integration activities of a radio frequency subsystem and gateway system controller for a next-generation satellite communications company in United States. Also contributing to the increase were $1.8 million in revenues earned on a related party contract for the design, development and supply of a satellite base station.

Cost of Services

For the three months ended March 31, 2007, cost of services increased by $7.7 million, or 10.6%, to $80.2 million from $72.5 million for the same period in 2006. Cost of services as a percentage of service revenues decreased to 67.0% for the three months ended March 31, 2007 from 68.8% for the same period in 2006. While cost of services as a percentage of revenues decreased, the increase in cost of services resulted from the growth in the subscriber base in the Consumer/SMB business and increased service usage per customer which, in turn, increased transponder capacity lease expense by $7.3 million during the three months ended March 31, 2007 compared to the same period in 2006. In addition, service operations costs in Brazil increased by $1.2 million as the number of sites in service increased, and engineering service costs increased by $2.3 million to support development activities related to Hughes Telematics. Also, contributing to the increase was $0.7 million in higher depreciation and amortization resulting from depreciation on a higher base of assets recognized as a result of the purchase of HNS which were estimated in the first quarter of 2006 but adjusted to their actual values in the fourth quarter of 2006. These increases were partially offset by a $2.0 million reduction in service operations and transponder lease costs in Europe and a reduction of $1.8 million in costs associated with the wind-down of SPACEWAY program.

Cost of Hardware Products Sold

For the three months ended March 31, 2007, cost of hardware products sold increased by $13.5 million, or 18.3%, to $87.2 million from $73.7 million for same period in 2006. Cost of hardware products sold as a percentage of hardware sales increased to 84.5% for the three months ended March 31, 2007 from 80.5% for the same period in 2006. The increase resulted from an increase in costs of hardware products sold in both the VSAT and Telecom Systems segments as described below.

VSAT—For the three months ended March 31, 2007, VSAT costs of hardware products sold increased by $6.2 million, or 9.9%, to $68.9 million from $62.7 million for the same period in 2006. This increase was partially the result of additional costs of material manufacturing and support associated with higher product shipments. Terminal shipped increased by 3% to approximately 68,000 terminals in the first quarter of 2007 compared to 66,000 terminals in the first quarter of 2006. Contributing to the increase was a $3.5 million net increase in depreciation and amortization resulting from depreciation on a higher base of assets recognized as a result of the purchase of HNS which were estimated in the first quarter of 2006 but adjusted to their actual values in the fourth quarter of 2006.

Telecom Systems—For the three months ended March 31, 2007, Telecom Systems cost of hardware product sold increased by $7.3 million, or 66.4%, to $18.3 million from $11.0 million for the same period in 2006. The increase related to the corresponding increase in revenue during the period and resulted primarily from a $6.5 million increase in engineering and production costs related to new contracts in mobile satellite systems and a $0.4 million increase in costs related to the completion of deliverables on legacy mobile satellite projects.

Selling, General and Administrative

For the three months ended March 31, 2007, selling, general and administrative expenses increased by $3.3 million, or 9.4%, to $38.3 million from $35.0 million for the same period in 2006. This increase was primarily due to $1.2 million of net restructuring charges related to our European and Chinese operations taken in the first quarter of 2007; $0.3 million in increased bad debt expense in the Consumer/SMB business for collection exposure related to consumers and resellers, $0.3 million related to marketing to a new end-customer group; $0.5 million in legal costs; $0.9 million in administrative costs mainly related to finance activities, including external accounting and tax services and employee visa application activity; and $0.3 million in increased spending on initiatives in marketing communications.

Research and Development

For the three months ended March 31, 2007, research and development (“R&D”) expenses decreased by $3.8 million, or 48.1%, to $4.1 million from $7.9 million for the same period in 2006. R&D expense as a percentage of revenues also decreased to 1.9% for the three months ended March 31, 2007 from 4.0% for the same period in 2006. R&D expense decreased primarily due to the assignment of engineers to non-R&D activities such as customer funded programs and to other programs such as software projects, which costs are capitalized under SFAS No. 86 or as internally developed software. Approximately $3.3 million of this decrease relates to the assignment of engineering efforts to non-R&D activities during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Amortization of Intangibles

For the three months ended March 31, 2007, amortization of intangible assets increased by $0.4 million, or 36.4%, to $1.5 million from $1.1 million for the same period in 2006. Amortization of intangible assets as a percentage of revenues also increased to 0.7% for the three months ended March 31, 2007 from 0.5% for the same period in 2006. The increase resulted largely from amortization on a higher base of assets recognized as a result of the purchase of HNS which were estimated in the first quarter of 2006 but adjusted to their actual values in the fourth quarter of 2006.

Operating Income

For the three months ended March 31, 2007, operating income increased by $4.8 million, or 70.6%, to $11.6 million from $6.8 million for the same period in 2006. Operating income improved as a result of an increase in revenues of $26.0 million for the three months ended March 31, 2007 compared the same period in 2006, with gains primarily in the Consumer/SMB business and the Mobile Satellite Systems business. Operating costs increased by $21.2 million for the three months ended March 31, 207 compared the same period in 2006. Improvements in profit margins for services sales and reduction in R&D expenses were partially offset by lower profit margins on hardware sales and increased selling, general and administrative expenses.

Interest Expense

For the three months ended March 31, 2007, interest expense increased slightly by $0.3 million, or 2.7%, to $11.4 million from $11.1 million for the three months ended March 31, 2006. Interest expense primarily relates to the secured senior debt facilities, unsecured senior notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The increase in interest expense was primarily due to incremental borrowings associated with the refinancing in April 2006 of $325 million of term indebtedness with the $450.0 million 9 1/2% senior notes (“Senior Notes”) and $115 million borrowed on February 23, 2007 from a syndicate of banks (“Term Loan Facility”). The increase was partially offset by a decrease in debt amortization costs, VSAT lease interest expense, capitalized interest associated with the SPACEWAY program and interest paid on a loan from Apollo IV in 2006 that was not present in 2007.

Interest and Other Income

For the three months ended March 31, 2007, interest and other income increased by $2.0 million, or 166.7%, to $3.2 million from $1.2 million for the same period in 2006. This increase was primarily due to an increase in interest income earned on the a result of investment of the net proceeds from the $450 million of Senior Notes in excess of the amount used to refinance our $325 million of term indebtedness and the proceed of the $115 million Term Loan Facility as well as an increase in yields earned.

Income Tax Expense

For the three months ended March 31, 2007, we recorded income tax expense of $0.5 million, primarily associated with several of HNS’ foreign subsidiaries. For the three months ended March 31, 2006, we recorded income tax expense of $51.3 million, attributable primarily to the gain on the Distribution and included the utilization of the deferred tax asset recorded as of December 31, 2005.

Liquidity and Capital Resources

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Cash Flows from Operating Activities

Net cash provided by operating activities improved by $17.3 million, or 116.1%, to a $2.4 million source of cash for the three months ended March 31, 2007 from a $14.9 million use of cash for the three months ended March 31, 2006. Contributing to the improvement of net cash provided by operating activities was an increase in net income to $2.9 million for the three months ended March 31, 2007 compared to a loss of $55.5 million in the same period in 2006. An additional sources of operating cash flows included depreciation and amortization that increased to $11.5 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. The increased depreciation and amortization resulted largely from depreciation on a higher base of assets and the actual amortization of intangible assets recognized as a result of the purchase of HNS which were estimated in the first quarter of 2006 but adjusted to their actual values in the fourth quarter of 2006. Additionally, working capital management changes significantly between the periods. During the first quarter of 2006, the Company was working to reduce accounts payable and liabilities that were accrued related to the purchase of HNS.

For the three months ended March 31, 2007, net cash provided by operating activities was principally comprised of $2.9 million net income, increased by $11.5 million of depreciation and amortization and $1.0 million in equity plan compensation expense. This activity was partially offset by a decrease in cash flows from operating assets and liabilities of $12.6 million.

For the three months ended March 31, 2006, net cash used in operating activities was principally comprised of $55.5 million net loss, increased by $50.3 million in deferred tax assets, $7.5 million of depreciation and amortization, $1.0 million in equity plan compensation expense and $1.7 million in equity in losses from unconsolidated affiliates. This activity was offset by a reduction in cash flows from operating assets and liabilities of $19.4 million.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased by $49.4 million to $51.4 million for the three months ended March 31, 2007 from $2.0 million for the three months ended March 31, 2006. The increase in investing activities is primarily due to increases in capital expenditures as detailed below. Also contributing to the change were cash flows related to the HNS acquisition of $12.9 million in 2006 that did not occur in 2007, offset by sales of marketable securities of $13.3 million in 2007.

Capital expenditures for the three months ended March 31, 2007 and 2006 are shown as follow (in thousands):

	Three Months Ended March 31,
	2007	2006
Capital expenditures:
SPACEWAY program	$50,415	$3,781
Capital expenditures—other	5,752	2,570
Other capital expenditures—VSAT	6,078	5,003
Capitalized software	3,288	4,562

Total capital expenditures	$65,533	$15,916

Net Cash Flows from Financing Activities

Net cash provided by financing activities increased by $22.1 million to $106.7 million for the three months ended March 31, 2007 from $84.6 million for the three months ended March 31, 2006. The increase was primarily the result of proceeds of $115 million term loan received in the first quarter of 2007, offset by incremental debt issuance costs compared to $100 million of proceeds received on the short-term financing provided by Apollo during the first quarter of 2006.

Future Liquidity Requirements

As of March 31, 2007, the Company had short-term and long-term borrowings outstanding of approximately $605.2 million and, as a result, the Company is significantly leveraged. We expect that our principal future liquidity requirements will be for working capital, debt service, costs to complete and launch the SPACEWAY 3 satellite and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. In April 2006, HNS issued $450 million of Senior Notes in a private placement, and in November 2006, HNS completed a registered exchange offer for the Senior Notes. The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our $50.0 million revolving credit facility (“Revolving Credit Facility”).

In connection with the offering of the Senior Notes, HNS amended the Revolving Credit Facility pursuant to an amendment and restatement of the credit agreement governing the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. As of April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of March 31, 2007, $0.3 million remained outstanding on the letter of credit issued to JPM and $12.1 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. As a result, the total available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility totaled $37.6 million at March 31, 2007.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee our existing Senior Notes and our existing Revolving Credit Facility. HNS Finance Corp., a wholly-owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest rate on the Term Loan Facility is at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. HNS will use the net proceeds from the Term Loan Facility to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for HNS’ interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 10 to the condensed consolidated financial statements included in Item 1 of this report. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the years ended December 31, 2008 through 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS and its subsidiaries to comply with certain covenants, for as long as: (i) in the case of the indenture, so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility, for as long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended

Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over our assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. The Company was in compliance with all of its debt covenants at March 31, 2007.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at March 31, 2007 and December 31, 2006 were $4.5 million and $4.6 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. As of March 31, 2007, $35.7 million remained outstanding with respect to such VSAT leases. Beginning in the fourth quarter of 2005, VSAT hardware arrangements do not include a financial obligation for the Company and do not result in a liability.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the Revolving Credit Facility will enable us to meet our working capital, capital expenditure, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all. Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are or will be guarantors of the Senior Notes, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2006, as previously disclosed in our Annual Report as included on Form 10-K for the year ended December 31, 2006.

As discussed in the notes to the condensed consolidated financial statements included in Item 1 to this report, HNS, in February 2007, borrowed $115 million pursuant to a senior unsecured credit agreement (“Term Loan Facility”) which matures April 15, 2014 and entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the LIBOR based interest of the Term Loan Facility for a fixed rate of 5.12% per annum (the Swap Agreement”). Interest payments based on the Swap Agreement are estimated to be $7.5 million for the remainder of 2007 and $8.8 million in each of 2008 through 2014.

Additionally, in February 2007, the Company signed a contract with a launch provider to enable the launch of the SPACEWAY 3 satellite in August 2007. The total estimated cost of completing the satellite construction, launch, insurance and other miscellaneous costs as of March 31, 2007 are expected to total approximately $87.6 million.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2007.

As described above in “Future Liquidity Requirements,” on February 23, 2007, the Company entered into a Term Loan Facility, which is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Our management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on our financial position, results of operations, cash flows or ability to conduct its business.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support contract bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of March 31, 2007, we had $27.2 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $12.4 million, $0.8 million of which was used to secure a bond to the Federal Communications Commission, were issued under the Revolving Credit Facility; $4.9 million were secured by restricted cash; and $9.9 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries, certain of which are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of our hardware sales occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on our results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and condition. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2007 (File number 000-51784).

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million increase in the liability for unrecognized tax benefits and an increase to deferred tax assets for the same amount. The adoption of FIN 48 did not have an impact on the Company’s results of operations or cash flows for the three months ended March 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Statement is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

General

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments, among other factors. The Company manages its exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, it may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2007, one of our Indian subsidiary, had purchased $2.0 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. Of this amount, $1.8 million remained to be executed at March 31, 2007. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at March 31, 2007. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $5.6 million as of March 31, 2007.

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

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. HNS is subject to variable interest rates on certain other debt including the Revolving Credit Facility. To the extent that HNS draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the Term Loan Facility, which closed on February 23, 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of

April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 in this report.

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

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost increases in the last six to twelve months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through March 31, 2007. However, if the Company is unable to mitigate future increases, increases in raw material price could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended), including internal controls over financial reporting. As of the end of the period covered by this report, members of management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings have commenced or been terminated during the period covered by this report. The Company is periodically involved in litigation in the ordinary course of our business alleging intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, employment related claims and worker’s compensation claims. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of HNS’ business and the ownership of our properties that, if adversely determined, would have a material adverse effect on its business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2006. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1**	Launch Services Agreement dated February 28, 2007 between Hughes Network Systems, LLC and Arianespace.

10.2*	Form of Restricted Unit Purchase Agreement.

10.3*	Amendment dated March 15, 2007 to Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC.

10.4*	Amendment No. 1, dated March 23, 2007, to Employment Agreement, dated as of April 23, 2005, by and between Hughes Communications, Inc. and Pradman Kaul.

10.5*	Amendment No. 1, dated March 23, 2007, to Employment Agreement, dated as of April 23, 2005, by and between Hughes Communications, Inc. and Paul Gaske.

10.6*	Amendment No. 1, dated March 23, 2007, to Employment Agreement, dated as of April 23, 2005, by and between Hughes Communications, Inc. and Bahram Pourmand.

10.7*	Amendment No. 1, dated March 23, 2007, to Employment Agreement, dated as of April 23, 2005, by and between Hughes Communications, Inc. and Adrian Morris.

31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Filed herewith and portions of the agreement have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES COMMUNICATIONS, INC. (Registrant)

Date: May 10, 2007	/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)