Form 10-Q
period 2007-06-30
Hughes Communications, Inc.
filed 2007-08-10
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to____

Commission file number: 001-33040

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2007 was 19,136,772.

i

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$175,972	$106,933
Marketable securities	44,891	107,320
Receivables, net	181,946	180,955
Inventories	61,104	61,280
Prepaid expenses and other	45,234	39,947
Total current assets	509,147	496,435
Property, net	378,760	312,497
Capitalized software costs, net	44,780	41,159
Intangible assets, net	27,592	30,663
Other assets	107,999	50,890
Total assets	$1,068,278	$931,644
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$67,861	$59,391
Short-term borrowings and current portion of long-term debt	21,545	27,210
Accrued liabilities	143,326	124,586
Due to affiliates	9,437	13,119
Total current liabilities	242,169	224,306
Long-term debt	578,174	469,190
Other long-term liabilities	9,660	18,079
Total liabilities	830,003	711,575
Commitments and contingencies
Minority interests	4,521	4,680
Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no
shares issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized;
19,135,572 shares and 19,000,622 shares issued and outstanding
as of June 30, 2007 and December 31, 2006, respectively	19	19
Additional paid in capital	629,062	626,927
Accumulated deficit	(397,836)	(410,408)
Accumulated other comprehensive income (loss)	2,509	(1,149)
Total stockholders' equity	233,754	215,389
Total liabilities and stockholders' equity	$1,068,278	$931,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Services	$129,373	$107,726	$249,147	$213,042
Hardware sales	104,985	100,935	208,093	192,493
Total revenues	234,358	208,661	457,240	405,535
Operating costs and expenses:
Cost of services	86,940	75,071	167,174	147,353
Cost of hardware products sold	85,352	89,159	172,518	163,018
Selling, general and administrative	37,280	33,546	75,546	68,516
Research and development	4,218	6,309	8,342	14,246
Amortization of intangibles	1,535	1,198	3,071	2,265
Total operating costs and expenses	215,325	205,283	426,651	395,398
Operating income	19,033	3,378	30,589	10,137
Other (expense) income :
Interest expense	(11,872)	(10,388)	(23,310)	(21,489)
Interest income	2,888	2,598	5,966	3,783
Other income, net	39	756	140	756
Income (loss) before income tax expense; minority
interests in net (earnings) losses of subsidiaries; equity in losses
of unconsolidated affiliates; and discontinued operations	10,088	(3,656)	13,385	(6,812)
Income tax expense	(164)	(500)	(684)	(51,821)
Minority interests in net (earnings) losses of subsidiaries	(125)	(122)	158	248
Equity in losses of unconsolidated affiliates	(167)	(118)	(287)	(1,753)
Income (loss) from continuing operations	9,632	(4,396)	12,572	(60,138)
Discontinued operations:
Loss from discontinued operations	-	-	-	(42)
Gain on sale of discontinued operations	-	-	-	240
Net income (loss)	9,632	(4,396)	12,572	(59,940)
Cumulative dividends and accretion of convertible preferred stock
to liquidation value	-	-	-	(1,454)
Net income (loss) attributable to common stockholders	$9,632	$(4,396)	$12,572	$(61,394)
Basic net earnings (loss) per common share:
Continuing operations	$0.51	$(0.23)	$0.67	$(4.25)
Discontinued operations	-	-	-	0.01
Basic net earnings (loss) per common share	$0.51	$(0.23)	$0.67	$(4.24)
Diluted net earnings (loss) per common share:
Continuing operations	$0.50	$(0.23)	$0.65	$(4.25)
Discontinued operations	-	-	-	0.01
Diluted net earnings (loss) per common share	$0.50	$(0.23)	$0.65	$(4.24)
Basic weighted average common shares outstanding	18,862,337	18,795,289	18,852,783	14,483,198
Diluted weighted average common shares outstanding	19,209,312	18,795,289	19,212,199	14,483,198

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$12,572	$(59,940)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	-	42
Depreciation and amortization	22,767	17,564
Equity plan compensation expense	2,022	1,510
Minority interests	(158)	(193)
Equity in losses from unconsolidated affiliates	287	1,806
Gain on disposal of assets	(285)	(222)
Deferred income taxes	(705)	48,347
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	1,988	26,412
Inventories	817	17,241
Prepaid expenses and other	(4,273)	1,081
Accounts payable	9,148	(16,878)
Accrued liabilities and other	(11,606)	(21,711)
Net cash provided by continuing operations	32,574	15,059
Net cash used in discontinued operations	-	(9)
Net cash provided by operating activities	32,574	15,050
Cash flows from investing activities:
Change in restricted cash	406	(506)
Sale (purchases) of marketable investments, net	62,514	(44,091)
Expenditures for property	(119,383)	(37,950)
Expenditures for capitalized software	(6,949)	(8,768)
Proceeds from sale of property	716	155
Acquisitions/divestitures, net of cash received	-	12,870
Other, net	-	(54)
Net cash used in investing activities	(62,696)	(78,344)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	358	(1,261)
Debt borrowings from Apollo	-	100,000
Debt repayments to Apollo	-	(100,000)
Proceeds from rights offering	-	100,000
Distribution to SkyTerra	-	(8,911)
Payment of dividends on preferred stock	-	(1,394)
Proceeds from exercise of stock options and warrants	113	1,966
Long-term debt borrowings	115,662	453,944
Repayment of long-term debt	(13,226)	(341,603)
Debt issuance costs	(2,044)	(11,136)
Net cash provided by financing activities	100,863	191,605
Effect of exchange rate changes on cash and cash equivalents	(1,702)	107
Net increase in cash and cash equivalents	69,039	128,418
Cash and cash equivalents at beginning of the period	106,933	21,964
Cash and cash equivalents at end of the period	$175,972	$150,382
Supplemental cash flow information:
Cash paid for interest	$26,005	$16,215
Cash paid for income taxes	$2,173	$3,213
Supplemental disclosure of non-cash financing activities:
Net liability distributed to SkyTerra, net of cash	$-	$48,113

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation and a wholly-owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. The Company is a publicly-traded company, and its stock trades on the NASDAQ Global Market under the symbol “HUGH.” We operate our business primarily through Hughes Network Systems, LLC (“HNS”), a telecommunications company. Through a series of transactions from 2005 to 2006, we acquired the businesses that we owned as of June 30, 2007. An overview of those transactions is as follows:

●	On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 24% on an undiluted basis at June 30, 2007.

●	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to HCI the following:

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

-	its interests in Electronic System Products, Inc.;

-	its interests in AfriHUB LLC (“AfriHUB”), which, as described below, have been classified and reported as a discontinued operation and which was sold on February 20, 2006;

-	certain minority investments, including its interests in Navigauge, Inc., Miraxis, LLC, Mainstream Data Inc., Edmund Holdings, Inc. and Data Synapse, Inc.; and

-	cash and short-term investments.

●
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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●
On February 21, 2006, SkyTerra distributed all of HCI’s outstanding common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution separated SkyTerra into two publicly traded companies. Accordingly, SkyTerra no longer owns any of our capital stock; however, SkyTerra’s controlling stockholder, Apollo IV, became our controlling stockholder. Following the Distribution, SkyTerra retained its interest in Mobile Satellite Ventures, LP, (“MSV”), its stake in TerreStar Networks, Inc. (“TerreStar”), the obligations pursuant to the Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities.

●
In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions”, the Company distributed these assets at their historical basis on the date of the Distribution. On September 25, 2006, SkyTerra closed a transaction in connection with MSV which triggered a change in control of SkyTerra.

Note 2:	Description of Business

We are a telecommunications company and the world’s leading provider of satellite based communications services and equipment that utilize very small aperture terminal (“VSAT”) to distribute signals via satellite. Our services and products serve a variety of consumers, small and medium sized businesses (“Consumer/SMB”), and enterprise customers worldwide. We provide managed services to large enterprises that combine the use of satellite based communications and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. In addition, we operate a VSAT service that provides broadband internet access to our Consumer/SMB customers.

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

As part of our drive for less costly and more efficient technological solutions, we plan to launch our SPACEWAY 3 satellite in August 2007 and introduce VSAT service in North America on SPACEWAY’s network approximately six months following the launch. SPACEWAY represents the next generation of broadband satellite systems, with a unique architecture for broadband data communications. With SPACEWAY, we expect to offer our enterprise and Consumer/SMB customers faster communication rates and to reduce our operating costs substantially through the reduction of third-party satellite transponder lease expenses.

Note 3:	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and six months ended June 30, 2007 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006. The adoption of FIN 48 on January 1, 2007 resulted in the Company recognizing an $8.7 million increase in the liability for unrecognized tax benefits and the same amount to deferred tax assets. The adoption of FIN 48 did not have an impact on the Company’s results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities, and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5:	Marketable Securities

    The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized		Estimated
	Basis	Gains	Losses	Fair Values
June 30, 2007:
Government agencies	$31,186	$-	$(26)	$31,160
Corporate bonds	12,993	-	(17)	12,976
Municipal bonds	754	1	-	755
Total available-for-sale securities	$44,933	$1	$(43)	$44,891
December 31, 2006:
Government agencies	$94,578	$10	$(25)	$94,563
Corporate bonds	12,775	1	(19)	12,757
Total available-for-sale securities	$107,353	$11	$(44)	$107,320

The Company does not believe that any individual loss as of June 30, 2007 represents an other-than-temporary impairment. Unrealized losses were attributable to changes in interest rates of corporate bonds and investments in government agencies which have ratings of “AA-” or above ratings. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature.

Note 6:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Trade receivables	$157,454	$155,047
Contracts in process	30,458	33,748
Other receivables	1,721	2,318
Total receivables	189,633	191,113
Allowance for doubtful accounts	(7,687)	(10,158)
Total receivables, net	$181,946	$180,955

Trade receivables included $1.1 million and $4.0 million of amounts due from affiliates at June 30, 2007 and December 31, 2006, respectively.

Note 7:	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Production materials and supplies	$11,709	$11,689
Work in process	11,472	11,676
Finished goods	37,923	37,915
Total inventories	$61,104	$61,280

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories are carried at the lower of cost or market and are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

In June 2006, the Company decided to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded a charge of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. Substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold during the second quarter of 2006 and primarily related to the VSAT segment.

Note 8:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	June 30, 2007	December 31, 2006
Land and improvements		10 - 30	$5,711	$5,650
	Buildings and leasehold improvements	1 - 30	23,032	22,301
	Machinery and equipment	3 - 5	72,653	57,877
	VSAT operating lease hardware	2 - 5	45,487	45,311
	Furniture, fixtures and office machines	3 - 7	739	566
Construction in progress	- SPACEWAY	-	264,373	208,502
	- Other	-	18,716	8,483
	Total property		430,711	348,690
	Accumulated depreciation		(51,951)	(36,193)
	Total property, net		$378,760	$312,497

     During the construction of the SPACEWAY 3 satellite, interest has been capitalized on costs incurred subsequent to the January 2006 Transaction. The Company recorded $2.7 million and $1.2 million of capitalized interest for the three months ended June 30, 2007 and 2006, respectively and $4.0 million and $1.9 million of capitalized interest for the six months ended June 30, 2007 and 2006, respectively.

Note 9:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
June 30, 2007:
Backlog and customer relationships	4 - 8	$20,555	$(6,365)	$14,190
Patented technology and trademarks	8 - 10	16,252	(2,850)	13,402
Total intangible assets, net		$36,807	$(9,215)	$27,592
December 31, 2006:
Backlog and customer relationships	4 - 8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8 - 10	16,252	(1,900)	14,352
Total intangible assets, net		$36,807	$(6,144)	$30,663

    The Company amortizes the recorded values of its intangible assets over their estimated useful lives. During the three months ended June 30, 2007 and 2006, the Company recorded $1.5 million and $1.2 million, respectively, of amortization expense related to intangible assets. During the six months ended June 30, 2007 and 2006, the Company recorded $3.1 million and $2.3 million, respectively, of amortization expense related to intangible assets.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Estimated future amortization expense at June 30, 2006 will be as follows (in thousands):

Amount
Remaining six months ending December 31, 2007	$3,073
Year ending December 31,
2008	6,144
2009	6,144
2010	2,796
2011	2,796
2012	2,795
Thereafter	3,844
Total estimated future amortization expense	$27,592

Note 10:	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest	June 30,	December 31,
	Rates	2007	2006
VSAT hardware financing - current portion	8.00%-12.00%	$17,814	$23,761
Revolving bank borrowings	8.75%-17.25%	2,749	2,174
Term loans payable to banks - current portion	12.25%	982	1,275
Total short term borrowings and current portion of long -term debt		$21,545	$27,210

At June 30, 2007, the Company had outstanding revolving bank borrowings of $2.7 million, of which $2.5 million had a weighted average variable interest rate of 10.72% and $0.2 million had a fixed rate of 11.75%. These borrowings were obtained by our subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.2 million at June 30, 2007.

Long-term debt consisted of the following (dollars in thousands):

	Interest	June 30,	December 31,
	Rates	2007	2006
Senior Notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62%-12.25%	115,736	1,133
VSAT hardware financing	8.00%-12.00%	12,438	18,057
Total long-term debt		$578,174	$469,190

The April 2005 Transaction was financed with: (i) a $250 million first lien term loan and a secured $50 million first lien revolving credit facility (“Revolving Credit Facility”) and (ii) a $75 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275 million, and the second lien loan was reduced to $50 million. At the Company’s option on a monthly basis, interest on the term indebtedness is based on: (i) the ABR Rate, as defined in the credit agreement (the “ABR Rate”), plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or (ii) the London Interbank Offered Rate (“LIBOR”), for Eurocurrency borrowings, plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The Revolving Credit Facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, HNS completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. HNS used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings under the first and second lien term loans in full. Accrued interest of $9.0 million on the Senior Notes was included in accrued liabilities at June 30, 2007.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the Revolving Credit Facility was amended to reflect revised covenants, pricing terms, and other related amendments. The amended Revolving Credit Facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at HNS’ option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of HNS’ domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of June 30, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM, and $11.8 million remained outstanding on letters of credit issued under the BOA Revolving Credit Facility. As of June 30, 2007, there were no borrowings outstanding against the BOA Revolving Credit Facility. The total amount available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility was $38.1 million at June 30, 2007.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee the existing Senior Notes and the existing Revolving Credit Facility. HNS Finance Corp., a wholly owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net proceeds from the Term Loan Facility will be used to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility, for as long as the Term Loan Facility remains outstanding. Negative covenants under these agreements include limitations on HNS’ ability and/or certain of HNS’ subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over HNS assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. HNS was in compliance with all of its debt covenants at June 30, 2007.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11:	Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. During the three and six months ended June 30, 2007, the Company recorded a gain in other comprehensive income of approximately $2.1 million and $1.1 million, respectively, associated with the fair market valuation of the interest rate swap. Interest is paid quarterly, starting on May 29, 2007, based on the Swap Agreement of the Term Loan Facility and is estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

Fair Value

The carrying values of cash and cash equivalents; receivables, net; other assets; accounts payable; debt (except the Senior Notes as described below) and amounts included in other liabilities that meet the definition of financial instruments approximated fair value at June 30, 2007.

The fair values of the interest rate swap and the Senior Notes are based on market quotes and represent the net amounts required to terminate the position, taking into consideration market rates and counterparty credit risk. The $1.1 million of assets recorded for the interest rate swap at June 30, 2007 approximated fair value. At June 30, 2007, the carrying value and fair value of the Senior Notes were $450.0 million and $472.5 million, respectively.

Note 12:	Income Taxes

For U.S. Federal income tax purposes, the Company’s results through the date of the Distribution will be included in the consolidated returns to be filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code (the “Code”) occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation, as included in Section 382 of the Code, and, therefore, will be available to offset future taxable income unless subject to other limitations. Following the Distribution, a portion of the unused SkyTerra NOL and capital loss carryforwards were retained by the Company. The Company estimates that its share of the NOL carryforwards was approximately $142.0 million and its share of the capital loss carryforwards was approximately $3.3 million at the date of the Distribution. As of June 30, 2007, the Company estimates that its remaining NOL carryforwards were approximately $166.9 million and will expire, if unused, between the years 2018 and 2027 and its capital loss carryforward of approximately $3.3 million will expire, if unused, in 2010.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For the three and six months ended June 30, 2007, the Company recorded income tax expense of $0.2 million and $0.7 million, respectively, attributable primarily to HNS’ foreign subsidiaries and the Company’s state income taxes. During the three and six months ended June 30, 2006, the Company recorded income tax expense of $0.5 million and $51.8 million, respectively. This amount related primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. As the Company has not met the more likely than not criteria of SFAS 109,”Accounting for Income Taxes,” the Company maintained a full valuation allowance on its deferred tax assets other than those associated with unrecognized tax benefits, as described below, as of June 30, 2007.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 requires increased disclosures and also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006.

At the adoption of FIN 48 on January 1, 2007, the Company recognized an $8.7 million increase in the liability for unrecognized tax benefits and the same amount to deferred tax assets. If recognized, the total unrecognized tax benefits at January 1, 2007 would impact the Company’s effective tax rate. We do not anticipate that uncertain tax positions will increase or decrease significantly within the next twelve months.

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

Restricted Stock Awards

In January 2006, our Board of Directors approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 2,700,000 shares of our common stock, which may be issued in the form of restricted stock, stock options or stock appreciation rights, provided that, the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. The Company issues shares under the Plan to officers, key employees, and contractors of the Company and its wholly-owned subsidiaries.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three and six months ended June 30, 2007, the Company granted 1,500 shares and 4,200 shares, respectively, of restricted stock under the Plan to certain of its non-executive employees, and 3,650 shares and 4,250 shares of restricted stock were forfeited under the Plan during the corresponding periods. There were no shares granted under the Plan during the three and six months ended June 30, 2006. At June 30, 2007, there were 157,450 shares of restricted stock and 8,700 restricted stock units issued to non-executive employees of the Company outstanding under the Plan. The Company had $6.1 million of unrecognized compensation expense as of June 30, 2007, which will be recognized over a weighted average life of 3.3 years. The costs of the Plan are allocated from the Company to HNS based upon specific identification of employee costs. Of these shares, 50% vest on the second anniversary of the issuance date, and an additional 25% vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date. The Company accounts for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period. The Company recorded compensation expense, after adjustment for forfeitures, of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2007 related to the restricted stock awards, and there was no compensation expense recorded for the three and six months ended June 30, 2006, respectively, for the Plan.

Note 14:	Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Subsequent to the April 2005 Transaction, related parties include Apollo Management, L.P., Apollo IV and their affiliates (collectively, “Apollo”), which includes SkyTerra.

Agreement with DIRECTV

Under the terms of the December 2004 Agreement, DIRECTV retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DIRECTV also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third-parties relating to the VSAT hardware financing borrowings. The Company has indemnified DIRECTV for any losses relating to the VSAT hardware financings.

Hughes Systique Corporation

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. HNS has contracted with Hughes Systique for software development services. The founders of Hughes Systique include the Chief Executive Officer and President of the Company, as well as certain former employees of the Company, including the brother of Chief Executive Officer and President. At June 30, 2007, on an undiluted basis, the Chief Executive Officer and President of the Company and his brother owned an aggregate of approximately 20% of Hughes Systique, and the Company owned approximately 24% of Hughes Systique. In addition, a member of our Board of Directors and HNS’ Board of Managers serves on the board of directors of Hughes Systique.

Intelsat Holdings Limited

At June 30, 2007, Apollo owned, directly or indirectly, approximately 23.9% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company leases satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Orbital Slot Agreement

In July 2006, HNS entered into an agreement with two related parties (95 West Co. Inc. and its parent, Miraxis License Holdings, LLC) which will allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo. A member of the Company’s Board of Directors and HNS’ Board of Managers is the Managing Director of one of the related parties, the Chief Executive Officer and President of the other related party and also owns a small interest in each. Another member of HNS’ Board of Managers and a member of our Board of Directors is a director of one of the related parties. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position.

Agreement with Hughes Telematics, Inc.

In July 2006, HNS granted a limited license to Hughes Telematics, Inc. (“HTI”) allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that HNS will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to HNS in the event HTI no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms, HNS has commenced providing engineering development services to HTI, and HNS will be compensated at rates that are considered to approximate rates that would be paid to third-parties for such services. As of June 30, 2007, HTI has issued “authorizations to proceed,” in respect of such services in the amount of $9.8 million in the aggregate.

HTI is controlled by an affiliate of Apollo. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of HTI’ s equity as of June 30, 2007. In addition, another member of HNS’ Board of Managers and a member of our Board of Directors is a director of HTI.

Agreement with Mobile Satellite Ventures, LP

On November 3, 2006, HNS signed a sales contract with MSV to design, develop and supply a satellite base station. SkyTerra owned a majority of and controlled MSV as of June 30, 2007. Our controlling stockholder, Apollo IV, and its affiliates owned approximately 16% of SkyTerra’s common equity and controlled approximately 30% of SkyTerra’s voting shares as of June 30, 2007. At the time the agreement was executed, three individuals associated with Apollo served on the board of directors of SkyTerra. In addition, three members of our Board of Directors and HNS’ Board of Managers currently serve on the board of directors of MSV

Other

Certain members of our Board of Directors and officers serve on the board of directors of some of our affiliates, including Hughes Systique, MSV, and TerreStar. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$18,553	$593	$28,409	$1,088
Purchases	$32,032	$8,697	$61,192	$17,168

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Due from related parties	$1,141	$4,044
Due to related parties	$9,437	$13,119

Note 15:	Segment Data and Geographical Data

The Company’s consolidated operations have been classified into three reportable segments: (i) VSAT, which provides satellite-based private networks and broadband Internet access to Consumer/SMB customers; (ii) Telecom Systems, which includes the Company’s mobile satellite communications business, including engineer development services provided to HTI, a related party, and its terrestrial microwave network services business; and (iii) Parent and Other, which includes the Company’s 23% share of MSV’s results of operations (through the date of the Distribution).

The following tables present certain financial information on the Company’s reportable segments as of and for the three months and six months ended June 30, 2007 and 2006. For MSV, information is provided as of and for the six months ended June 30, 2006, the period in which the Distribution occurred. As of February 21, 2006, the Company no longer had an investment in MSV.

Selected financial information for the Company’s operating segments is as follows (in thousands):

As of or for the Three Months Ended June 30, 2007	VSAT	Telecom Systems	Parent and Other	Consolidated
Revenues	$196,696	$37,413	$249	$234,358
Operating income (loss)	$15,399	$4,844	$(1,210)	$19,033
Depreciation and amortization	$9,894	$1,087	$-	$10,981
Assets	$686,035	$56,112	$326,131	$1,068,278
Capital expenditures	$55,954	$4,845	$-	$60,799

As of or for the Three Months Ended June 30, 2006
Revenues	$183,856	$24,647	$158	$208,661
Operating (loss) income	$(1,778)	$5,466	$(310)	$3,378
Depreciation and amortization	$9,987	$100	$-	$10,087
Assets	$584,308	$44,467	$247,716	$876,491
Capital expenditures	$29,227	$1,576	$-	$30,803

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of or for the Six Months Ended June 30, 2007	VSAT	Telecom Systems	Parent and Other(1)	Consolidated
Revenues	$391,757	$65,083	$400	$457,240
Operating income (loss)	$24,858	$8,385	$(2,654)	$30,589
Depreciation and amortization	$20,442	$2,082	$-	$22,524
Assets	$686,035	$56,112	$326,131	$1,068,278
Capital expenditures	$114,990	$11,342	$-	$126,332
As of or for the Six Months Ended June 30, 2006
Revenues	$365,164	$40,131	$240	$405,535
Operating income (loss)	$5,454	$7,217	$(2,534)	$10,137
Depreciation and amortization	$17,058	$158	$-	$17,216
Assets	$584,308	$44,467	$247,716	$876,491
Capital expenditures	$42,048	$4,670	$-	$46,718
(1)
Amount included elimination of the Company's share in MSV's result of operations through the date of the Distribution. As of and for the period through the date of the Distribution, our shares in MSV's assets was $646.6 million, revenues was $8.1 million, and operating loss was $12.2 million

Note 16:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) attributable to common stockholders	$9,632	$(4,396)	$12,572	$(61,394)
Other comprehensive income:
Foreign currency translation adjustments	1,881	217	2,539	1,466
Unrealized (loss) gains on securities	(23)	170	(9)	2,757
Unrealized gain on interest rate swap	2,176	-	1,128	-
Total other comprehensive income	4,034	387	3,658	4,223
Total comprehensive income (loss)	$13,666	$(4,009)	$16,230	$(57,171)

Note 17:	Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2007.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, "Sea Launch") with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch had been scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS then sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breach the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch's purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund HNS’ payments. HNS has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a receivable in other assets, in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, in anticipation of the refund from Sea Launch.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.0 million that were undrawn at June 30, 2007. Of this amount, $11.9 million, of which $0.8 million was issued to secure a bond to the Federal Communications Commission, were issued under the Revolving Credit Facility (see Note 10); $4.3 million were secured by restricted cash; and $9.8 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries, certain of which are secured by those entities’ assets. As of June 30, 2007, these obligations were scheduled to expire as follows: $3.9 million in 2007; $8.1 million in 2008; $6.9 million in 2009; $1.4 million in 2010; and $5.7 million in 2011 and thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount of services to be procured during that period was $23.8 million. On August 4, 2006, this agreement and the related commitment were amended to establish a revised minimum expenditure for services of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company fulfilled the revised commitment at June 30, 2007. During the three and six months ended June 30, 2007, the Company spent $6.3 million and $7.5 million, respectively.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in other assets in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third-party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 related to this commitment.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for a satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $29.0 million was paid through June 30, 2007 and the remaining balance is due by 2008. On February 28, 2007, the Company signed a contract with a launch services provider to launch the SPACEWAY 3 satellite in August 2007. At June 30, 2007, the estimated cost of completing the satellite construction, launch, insurance, and other miscellaneous expense was expected to total approximately $49.8 million, which is net of the $44.4 million refund expected from Sea Launch.

Note 18:	Subsequent Event

On August 8, 2007, we filed a shelf registration statement on Form S-3 to register shares of our common stock, preferred stock, warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In connection with the debt securities of HNS and HNS Finance Corp., we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and HNS Finance Corp. under the debt securities. We may not sell the securities registered pursuant to the registration statement until the SEC declares the registration statement effective. When there is an offer to sell the securities, we will provide the specific terms of the securities. Any proceeds received from the sale of our securities offered pursuant to the registration statement will be used for working capital, acquisitions, capital expenditures and other general corporate purposes.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “forecast,” “seek,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Our plans, intentions and expectations are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that such plans, intentions or expectations will be achieved.

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

We operate in three business segments, the very small aperture terminal (“VSAT”) segment, the Telecom Systems segment and Parent and Other. The VSAT segment consists of the consumer and small and medium sized businesses (“Consumer/SMB”) business, the North American Network Equipment and Services business, and the International Network Equipment and Services business. The Telecom Systems segment consists of the Mobile Satellite Systems business, including engineering development services provided to a related party, Hughes Telematics, Inc. (“HTI”) and the Terrestrial Microwave business. The Parent and Other segment consists of Electronic System Products, Inc. (“ESP”) and other miscellaneous investments held by the Company. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

We have acquired and developed the SPACEWAY 3 satellite as well as related network operations center facilities, certain other ground facilities and equipment. SPACEWAY represents the next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies. We believe the launch of the SPACEWAY 3 satellite, planned for August 2007, and the rollout of the SPACEWAY system will allow us to address a larger market, reduce transponder leasing costs and thus significantly improve margins in our North America Network Equipment and Services and the Consumer/SMB businesses.

Strategic Initiatives and Their Impact on Our Results of Operations

We generated net income of $9.6 million and $12.6 million for the three and six months ended June 30, 2007, respectively, compared to a net loss of $4.4 million and $59.9 million for the corresponding periods in 2006. We expect our results of operations to further improve as we continue to focus our investments in technology, further develop and expand our Consumer/SMB business, launch our SPACEWAY 3 satellite and commence operations of our SPACEWAY network.

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

Consumer/SMB—Since the launch of our two-way consumer VSAT business in 2001, we have made significant investments in our Consumer/SMB business. We targeted the Consumer/SMB market because we determined that there was a large segment of this market underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. Since that time, improvements in our offerings include increased data rates, higher functionality and lower terminal costs. We believe our approach will position us to compete more effectively with alternative technologies and satellite service competitors. We expect to continue to make these investments in future periods.

We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer/SMB hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs related to hardware and associated marketing costs. At June 30, 2007, we had a Consumer/SMB customer base of approximately 352,800 subscribers that generated revenues of $80.2 million and $161.0 million for the three and six months ended June 30, 2007, respectively.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we plan to launch our next generation SPACEWAY 3 satellite in August 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. With SPACEWAY 3, we will be able to offer our customers faster communication rates and expect to reduce our operating costs substantially through the reduction of third-party transponder capacity expenses. By utilizing Ka-band frequency spectrum and SPACEWAY 3’s onboard processing capabilities, we anticipate that SPACEWAY 3 will enable us to expand our business significantly by increasing our addressable market in the enterprise and Consumer/SMB markets.

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services, and network solutions in the VSAT and Telecom Systems segments. Consistent with this strategy to grow the Company and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV Group, Inc. (“DIRECTV”). HNS launched its new brand name, HUGHESNETTM, in April 2006 and has substantially completed the transition from DIRECWAY® to HUGHESNETTM. The cost of introducing and implementing the new brand name was approximately $1.5 million.

Broadband Market Focus—For the three and six months ended June 30, 2006, our results of operations were negatively impacted by our decision to shift our primary focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a charge in the second quarter of 2006 of $11.9 million to reduce the net book value of our narrowband products to their net realizable value. This charge was included in cost of hardware products sold and primarily related to the VSAT segment.

Factors Affecting Our Results of Operations

Relationship with DIRECTV—In April 2005, we entered into a transition services agreement with DIRECTV, which required DIRECTV to provide certain transitional services to support the conduct of our business. These services include assisting in the implementation of our benefit program plans and arrangements and enabling our employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. We also entered into a SPACEWAY services agreement pursuant to which the Company and DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. In addition, DIRECTV and certain of its affiliates have been our customers and have also served as our vendors in certain cases.

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

For the three and six months ended June 30, 2007, we recognized $9.6 million and $10.8 million, respectively, of new hardware sales under the terms of the new arrangement compared to $0.7 million and $1.1 million for the three and six months ended June 30, 2006, respectively. In situations where we lease our VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation to the financial institution. However, results of future periods will also be impacted by the accounting treatment for leases in which we have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether we do or do not have a continuing performance obligation under the associated equipment financing lease.

Key Business Metrics

Business Segments—We divide our operations into three reportable segments—the VSAT segment, the Telecom Systems segment, and Parent and Other segment. Within the VSAT segment, sales can be attributed to three key end businesses— Consumer/SMB; North American Network Equipment and Services; and International Network Equipment and Services. Our Telecom Systems segment sales can be attributed to two key end businesses—Mobile Satellite Systems, which includes engineer development services provided to HTI, and Terrestrial Microwave. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies. The Parent and Other segment is comprised of ESP and other miscellaneous investments, none of which are strategic to the Company.

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

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis and vary in length based on a particular end market. Typically, our large enterprise customers enter into service contracts with a three to five-year duration and our Consumer/SMB customers enter into 15-month to 24-month contracts. We bill and recognize service revenues on a monthly per site basis. Our services to enterprise customers are negotiated on a contract-by-contract basis with price varying based on numerous factors, including number of sites, complexity of system and scope of services provided. We have the ability to integrate these service offerings to provide comprehensive solutions for our customers. We also provide managed services to our customers who operate their own dedicated network facilities and charge them a management fee for the operation and support of their networks.

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. Our Consumer/SMB customers can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. The North American and International Network Equipment hardware revenues include revenues derived from network operating centers, radio frequency terminals (Earth Stations), VSAT, components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

We also provide specialized equipment to Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services, including engineer development services in connection with HTI. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market Trends Impacting Our Revenue—The following tables present our revenues by end market for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Variance
	2007	2006	Amount	%
Revenues:
Services	$129,373	$107,726	$21,647	20.1%
Hardware sales	104,985	100,935	4,050	4.0%
Total revenues	$234,358	$208,661	$25,697	12.3%
Revenues by end market:
Consumer/SMB	$80,211	$70,564	$9,647	13.7%
North American Network Equipment and Services	70,564	70,493	71	0.1%
International Network Equipment and Services	45,921	42,799	3,122	7.3%
Total VSAT	196,696	183,856	12,840	7.0%
Mobile Satellite Systems	34,685	18,468	16,217	87.8%
Terrestrial Microwave	2,728	6,179	(3,451)	-55.9%
Total Telecom Systems	37,413	24,647	12,766	51.8%
Parent and Other	249	158	91	57.6%
Total revenues	$234,358	$208,661	$25,697	12.3%

	Six Months Ended June 30,		Variance
	2007	2006	Amount	%
Revenues:
Services	$249,147	$213,042	$36,105	16.9%
Hardware sales	208,093	192,493	15,600	8.1%
Total revenues	$457,240	$405,535	$51,705	12.7%
Revenues by end market:
Consumer/SMB	$160,960	$140,341	$20,619	14.7%
North American Network Equipment and Services	141,380	138,838	2,542	1.8%
International Network Equipment and Services	89,417	85,986	3,431	4.0%
Total VSAT	391,757	365,165	26,592	7.3%
Mobile Satellite Systems	60,223	30,218	30,005	99.3%
Terrestrial Microwave	4,860	9,913	(5,053)	-51.0%
Total Telecom Systems	65,083	40,131	24,952	62.2%
Parent and Other	400	239	161	67.4%
Total revenues	$457,240	$405,535	$51,705	12.7%

Our Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband internet access needs of our customers. Revenue from our Consumer/SMB business increased by 13.7% to $80.2 million and 14.7% to $161.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. At June 30, 2007, our Consumer/SMB subscriber base grew by approximately 52,600 subscribers to approximately 352,800 subscribers from approximately 300,200 subscribers at June 30, 2006. During the three and six months ended June 30, 2007, we averaged approximately 10,200 and 11,900 gross customer additions per month, respectively, and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.26% and 2.23%, respectively. For the three and six months ended June 30, 2007, the average revenue per unit (“ARPU”) increased by 3.3% to $62 and by 1.7% to $61, respectively, compared to the same periods in 2006. Revenue growth in the Consumer/SMB market has been driven primarily by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ broadband access needs and (ii) enhancement in the performance capabilities of our service offerings. The Consumer/SMB market is very competitive, and the Company expects to continue to experience pricing pressure on its hardware offerings.

Revenue from our North American Network Equipment and Services business increased by 0.1% to $70.6 million and by 1.8% to $141.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. We expect that future revenue growth will be driven by an increase in sales of equipment and services once our SPACEWAY 3 satellite is placed in service. We have benefited from our long-term contracts with large domestic enterprise customers who contract for integrated network services. Revenues from the International Network Equipment and Services business increased by 7.3% to $45.9 million and 4.0% to $89.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of growth in business at our foreign subsidiaries. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions in our managed network service offerings.

Our Mobile Satellite Systems business has experienced strong growth of 87.8% to $34.7 million and 99.3% to $60.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Contributing to this growth was increased engineering efforts on new projects involving HTI and the development of ground based beam forming technology which allows sharing of bandwidth between terrestrial and satellite applications as well as expansion projects for our legacy customers. We expect that our Mobile Satellite Systems revenues will continue to fluctuate quarterly due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe this is the growth area of the mobile satellite industry that provides the Company with opportunities to expand its Mobile Satellite Systems business. Our Terrestrial Microwave and Corporate revenues decreased 55.9% to $2.7 million and 51.0% to $4.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, due to the completion of major mobility and maintenance projects in 2006 and delays in the rollout of new systems in 2007. We anticipate that revenues of this business will fluctuate quarterly as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Cost of Services—Our cost of services relates to costs associated with the provision of managed network services. Costs of managed network services primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during the three and six months ended June 30, 2007 and 2006 despite the increasing traffic on our network, because we were able to consolidate certain components of our network to contain costs. In addition, the migration to a single upgraded platform for our Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service (FSS) providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

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

Subscriber acquisition costs (“SAC”) are associated with the Consumer/SMB business and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources and senior management. These costs include facilities costs, third party service providers’ costs (such as outside tax and legal counsel and insurance providers) and depreciation of fixed assets, including real estate.

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

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues and operating costs and expenses as a percentage of total revenues for the three months ended June 30, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$129,373	55.2%	$107,726	51.6%
Hardware sales	104,985	44.8%	100,935	48.4%
Total revenues	$234,358	100.0%	$208,661	100.0%
Operating costs and expenses:
Cost of services	$86,940	37.1%	$75,071	36.0%
Cost of hardware products sold	$85,352	36.4%	$89,159	42.7%
Selling, general and administrative expense	$37,280	15.9%	$33,546	16.1%
Research and development	$4,218	1.8%	$6,309	3.0%
Amortization of intangibles	$1,535	0.7%	$1,198	0.6%
Operating income	$19,033	8.1%	$3,378	1.6%
Income tax expense	$164	0.1%	$500	0.2%
Net income (loss)	$9,632	4.1%	$(4,396)	-2.1%

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the three months ended June 30, 2007, services revenue increased by $21.7 million, or 20.1%, to $129.4 million from $107.7 million for the three months ended June 30, 2006. The growth in services revenues was attributable to a revenue increase of $11.9 million in the Consumer/SMB business, primarily as a result of increases in the subscriber base. At June 30, 2007, the total subscriber base increased by approximately 52,600 subscribers to approximately 352,800 subscribers from approximately 300,200 subscribers at June 30, 2006. For the three months ended June 30, 2007, ARPU increased by 3.3% to $62 from $60 for the three months ended June 30, 2006. In addition, services revenue from our International Network Equipment and Services business increased by $5.9 million, which resulted from higher revenues of: (i) $2.9 million from our Brazil operations as the number of sites in service more than doubled to over 6,000 as of June 30, 2007 from 2,900 as of June 30, 2006; (ii) $1.5 million from the enterprise segment in India; and (iii) $1.5 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006. Furthermore, our Telecom Systems business revenues increased by $4.9 million, primarily due to an increase in design and engineering development services provided to HTI. Offsetting the increase was a decline of $1.2 million in revenues from our North American Network Equipment and Services business, primarily due to termination of a large customer maintenance contract in the retail industry and a revenue reduction of $0.7 million associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV, terminated in the third quarter of 2006, which was in effect during the second quarter of 2006 but not during the second quarter of 2007.

Hardware Sales

For the three months ended June 30, 2007, hardware sales increased by $4.1 million, or 4.0%, to $105.0 million from $100.9 million for the three months ended June 30, 2006.

VSAT—For the three months ended June 30, 2007, VSAT hardware sales decreased by $3.8 million, or 5.0% to $72.8 million from $76.6 million for the same period in 2006. Despite the growth in the Consumer/SMB subscriber base, hardware sales decreased by $2.3 million as a result of changes in pricing plans in response to competitive pressures. Also, contributing to the decrease was a reduction of $2.8 million in hardware sales from the International Network Equipment and Services business, primarily associated with the completion of terminal deliveries for a large e-education program in Mexico in 2006. Offsetting the decrease was an increase of $1.3 million in hardware sales resulted from our North American Network Equipment and Services business.

Telecom Systems— For the three months ended June 30, 2007, Telecom Systems hardware sales increased by $7.9 million, or 32.5% to $32.2 million from $24.3 million for the same period in 2006. The increase was attributable to higher hardware sales of: (i) $7.0 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large mobile satellite operator in the United Arab Emirates; (ii) $2.6 million related to the design, development, and integration activities associated with the delivery of a radio frequency subsystem and gateway system controller for a next-generation satellite communications company in the United States and (iii) $3.5 million in connection with new contracts in the Mobile Satellite Systems business for the design, development and supply of satellite base stations. Offsetting the increase in hardware sales was a reduction of: (i) $2.2 million due to the completion of terminal deliverables to two mobile satellite operators and (ii) $3.5 million in the Terrestrial Microwave division, primarily due to the completion of a large development contract for a major telecommunications company.

Cost of Services

For the three months ended June 30, 2007, cost of services increased by $11.8 million, or 15.7%, to $86.9 million from $75.1 million for the same period in 2006. Cost of services as a percentage of service revenues decreased to 67.2% for the three months ended June 30, 2007 from 69.7% for the same period in 2006. The increase in cost of services resulted from higher costs associated with the growth in the subscriber base in the Consumer/SMB business and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $6.7 million during the three months ended June 30, 2007 compared to the same period in 2006. In addition, our service operations costs increased by: (i) $1.8 million across our international service businesses in Europe, India, and Brazil as the number of sites in service grew and (ii) $3.0 million in engineering service costs to support development activities provided to HTI.

Cost of Hardware Products Sold

For the three months ended June 30, 2007, cost of hardware products sold decreased by $3.8 million, or 4.3% to $85.4 million from $89.2 million for same period in 2006. Cost of hardware products sold as a percentage of hardware sales decreased to 81.3% for the three months ended June 30, 2007 from 88.3% for the same period in 2006.

VSAT— For the three months ended June 30, 2007, VSAT costs of hardware products sold decreased by $13.1 million, or 18.0% to $59.5 million from $72.6 million for the same period in 2006. The decrease was primarily due to a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market. In addition, the decrease was attributable to lower product manufacturing and support costs and a decrease in the number of terminals shipped which resulted in lower hardware cost of goods sold.

Telecom Systems—For the three months ended June 30, 2007, Telecom Systems cost of hardware product sold increased by $9.3 million, or 56.0%, to $25.9 million from $16.6 million for the same period in 2006. The increase related to the corresponding increase in revenue during the period, primarily due to higher engineering and production costs of $11.7 million in related to new contracts in the Mobile Satellite Systems. The increase in cost of hardware product sold was partially offset by $1.0 million due to a reduction in engineering activities related to completion of a development contract and lower point-to-multipoint equipment sales in Terrestrial Microwave division.

Selling, General and Administrative

For the three months ended June 30, 2007, selling, general and administrative expense increased by $3.8 million, or 11.3%, to $37.3 million from $33.5 million for the same period in 2006. Selling, general and administrative expense as a percentage of revenues decreased to 15.9% for the three months ended June 30, 2007 from 16.1% for the same period in 2006. Selling, general and administrative expenses increased primarily due to higher marketing costs of $1.2 million related to a new direct mail campaign in the Consumer/SMB business, higher outside services costs of $1.1 million, higher net restructuring charges related to our Europe and China operations of $0.1 million; and $1.8 million credit related to a 2006 settlement of a purchase commitment for external software services. The increase in selling, general and administrative expense was offset by $0.6 million of lower legal costs.

Research and Development

For the three months ended June 30, 2007, research and development (“R&D”) expenses decreased by $2.1 million, or 33.3%, to $4.2 million from $6.3 million for the same period in 2006. R&D expense as a percentage of revenues also decreased to 1.8% for the three months ended June 30, 2007 from 3.0% for the same period in 2006. The decrease was primarily due to a reduction in costs of $1.6 million related to the assignment of engineers to non-R&D activities such as customer funded programs and to other programs such as software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

Amortization of Intangibles

For the three months ended June 30, 2007, amortization of intangible assets increased by $0.3 million, or 25.0% to $1.5 million from $1.2 million for the same period in 2006. Amortization of intangible assets as a percentage of revenues also increased to 0.7% for the three months ended June 30, 2007 from 0.6% for the same period in 2006. The increase was primarily due to additional amortization resulted from higher base of assets as a result of the purchase of HNS which were estimated in the first quarter of 2006 but adjusted to their actual values in the fourth quarter of 2006.

Operating Income

For the three months ended June 30, 2007, operating income increased by $15.6 million, or 458.8%, to $19.0 million from $3.4 million for the same period in 2006. Operating income improved as a result of an increase in revenues of $25.7 million for the three months ended June 30, 2007 compared the same period in 2006, with gains primarily in the Consumer/SMB business and the Mobile Satellite Systems business. Operating revenues was offset by higher operating costs of $10.0 million for the three months ended June 30, 2007 compared the same period in 2006, primarily attributable to increase in costs of sales to correspond with increase in revenues.

Interest Expense

For the three months ended June 30, 2007, interest expense increased by $1.5 million, or 14.4%, to 11.9 million from $10.4 million for the three months ended June 30, 2006. Interest expense primarily relates to the secured senior debt facilities, unsecured senior notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The increase in interest expense was primarily due to incremental borrowings associated with the refinancing in April 2006 of $325 million of term indebtedness with the $450 million 9 1/2% senior notes (“Senior Notes”), $115 million borrowed on February 23, 2007 from a syndicate of banks (“Term Loan Facility”), VSAT lease interest expense, and interest costs associated with our foreign subsidiaries. The increase was partially offset by higher capitalized interest associated with the SPACEWAY program for the three months ended June 30, 2007 compared to the same period in 2006 and a prepayment penalty associated with the April 2006 refinancing that did not occur in 2007.

Interest and Other Income, Net

For the three months ended June 30, 2007, interest and other income decreased by $0.5 million, or 14.7%, to $2.9 million from $3.4 million for the same period in 2006. The decrease resulted from a reduction in other income, net earned from our foreign subsidiaries and from a sale of an investment occurred in 2006. Offsetting the decrease was higher interest income earned on investment from the net proceeds of the Senior Notes and the amount used to refinance our $325 million of term indebtedness, the proceeds of from the Term Loan Facility, and an increase in the actual yields earned on the investment portfolio.

Income Tax Expense

For the three months ended June 30, 2007, income tax expense decreased by $0.3 million, or 60.0%, to $0.2 million from $0.5 million for the same period in 2006, attributable primarily to changes in earnings of our foreign subsidiaries and the Company’s state income taxes.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues and operating costs and expenses as a percentage of total revenues for the six months ended June 30, 2007 and 2006 are as follows (dollars in thousands):

	Six Months Ended June 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$249,147	54.5%	$213,042	52.5%
Hardware sales	208,093	45.5%	192,493	47.5%
Total revenues	$457,240	100.0%	$405,535	100.0%
Operating costs and expenses:
Cost of services	$167,174	36.6%	$147,353	36.3%
Cost of hardware products sold	$172,518	37.7%	$163,018	40.2%
Selling, general and administrative expense	$75,546	16.5%	$68,516	16.9%
Research and development	$8,342	1.8%	$14,246	3.5%
Amortization of intangibles	$3,071	0.7%	$2,265	0.6%
Operating income	$30,589	6.7%	$10,137	2.5%
Income tax expense	$684	0.1%	$51,821	12.8%
Net gain on discontinued operations			$198	0.0%
Net income (loss)	$12,572	2.7%	$(59,940)	-14.8%

Services Revenue

A substantial portion of our services revenue is generated by our VSAT business. For the six months ended June 30, 2007, services revenue increased by $36.1 million, or 16.9%, to $249.1 million from $213.0 million for the six months ended June 30, 2006. The growth was attributable to a revenue increase of $22.0 million in the Consumer/SMB business, primarily as a result of increases in the subscriber base. At June 30, 2007, the total subscriber base increased by approximately 52,600 subscribers to approximately 352,800 subscribers from approximately 300,200 subscribers at June 30, 2006. For the six months ended June 30, 2007, ARPU increased by 1.7% to $61 from $60 for the six months end June 30, 2006. In addition, services revenue from our International Network Equipment and Services business increased by $8.0 million, which resulted from higher revenues of: (i) $4.8 million from our Brazil operations as the number of sites in service more than doubled to over 6,000 as of June 30, 2007 from 2,900 as of June 30, 2006; (ii) $1.8 million from the enterprise segment in India; and (iii) $1.4 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006. Furthermore, our Telecom Systems business revenues increased by $8.4 million, primarily due to an increase in design and engineering development services provided to HTI. Offsetting the increase was a decline of $2.4 million in revenues from our North American Network Equipment and Services business. The decrease was primarily due to a reduction in revenues of: (i) $0.7 million relating to termination of a large customer maintenance contract in the retail industry and (ii) $2.5 million associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV, terminated in the third quarter of 2006, which was in effect during the second quarter of 2006 but not during the second quarter of 2007. The decrease was offset by a $0.9 million increase in revenues from new government services contracts.

Hardware Sales

For the six months ended June 30, 2007, hardware sales increased by $15.6 million, or 8.1% to $208.1 million from $192.5 million for the six months ended June 30, 2006.

VSAT—For the six months ended June 30, 2007, VSAT hardware sales decreased by $0.9 million, or 0.6% to $152.1 million from $153.0 million for the same period in 2006. Despite the growth in the Consumer/SMB subscriber base, hardware sales decreased by $1.3 million as a result of changes in pricing plans in response to competitive pressures. Also, contributing to the decrease was a reduction of $4.6 million in hardware sales from the International Network Equipment and Services business, primarily associated with the completion of terminal deliveries for a large e-education program in Mexico in 2006. Offsetting the decrease was an increase of $5.0 million in hardware sales from our North American Network Equipment and Services business.

Telecom Systems—For the six months ended June 30, 2007, Telecom Systems hardware sales increased by $16.5 million, or 41.8%, to $56.0 million from $39.5 million for the same period in 2006. The increase was attributable to higher hardware sales of: (i) $13.9 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large mobile Satellite operator in the United Arab Emirates; (ii) $5.3 million related to the design, development, and integration activities associated with the delivery of a radio frequency subsystem and gateway system controller for a next-generation satellite communications company in the United States and (iii) $5.4 million in connection with new contracts in the Mobile Satellite Systems business for the design, development and supply of satellite base stations. Offsetting the increase in hardware sales was a reduction of: (i) $3.1 million due to the completion of terminal deliverables to two mobile satellite operators and (ii) $5.1 million in the Terrestrial Microwave division, primarily due to the completion of a development contract for a major telecommunications company.

Cost of Services

For the six months ended June 30, 2007, cost of services increased by $19.8 million, or 13.4%, to $167.2 million from $147.4 million for the same period in 2006. Cost of services as a percentage of service revenues decreased to 67.1% for the six months ended June 30, 2007 from 69.2% for the same period in 2006. The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer/SMB business and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $13.9 million during the six months ended June 30, 2007 compared to the same period in 2006. In addition, our costs of services increased by: (i) $0.8 million across our international service businesses in Europe, India, and Brazil as the number of sites in service grew; (ii) $5.2 million in engineering service costs to support development activities provided to HTI; and (iii) $2.2 million in higher depreciation and amortization resulting from higher base of assets as a result of the fair value adjustments completed in December 2006 in connection with the purchase of HNS in January 2006. Offsetting the increase was a reduction of $2.7 million in costs associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV.

Cost of Hardware Products Sold

For the six months ended June 30, 2007, cost of hardware products sold increased by $9.5 million, or 5.8%, to $172.5 million from $163.0 million for same period in 2006. Cost of hardware products sold as a percentage of hardware sales decreased to 82.9% for the six months ended June 30, 2007 from 84.7% for the same period in 2006.

VSAT—For the six months ended June 30, 2007, VSAT costs of hardware products sold decreased by $7.0 million, or 5.2%, to $128.3 million from $135.3 million for the same period in 2006. The decrease was primarily due to a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market. In addition, the decrease was attributable to lower product manufacturing and support costs and a decrease in the number of terminals shipped which resulted in lower hardware cost of goods sold. Offsetting these decreases was a $5.4 million net increase in depreciation and amortization resulting from higher base of assets as a result of the fair value adjustments completed in December 2006 in connection with the purchase of HNS in January 2006. Offsetting the increase costs of services was a reduction of $2.7 million in costs associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV.

Telecom Systems—For the six months ended June 30, 2007, Telecom Systems cost of hardware product sold increased by $16.5 million, or 59.6% to $44.2 million from $27.7 million for the same period in 2006. The increase related to the corresponding increase in revenues during the period, primarily due to higher engineering and production costs of $17.5 million related to new contracts in the Mobile Satellite Systems. The increase in cost of hardware product sold was offset by a one-time charge of $1.4 million in June 2006 related to the Company’s decision to shift its primary focus exclusively to the broadband market.

Selling, General and Administrative

For the six months ended June 30, 2007, selling, general and administrative expense increased by $7.0 million, or 10.2%, to $75.5 million from $68.5 million for the same period in 2006. Selling, general and administrative expense as a percentage of revenues decreased to 16.5% for the six months ended June 30, 2007 from 16.9% for the same period in 2006. Selling, general and administrative expenses increased primarily due to higher: (i) marketing costs of $1.6 million related to a new direct mail campaign in the Consumer/SMB business; (ii) net restructuring charges related to our Europe and China operations recognized in the first quarter of 2007 of $1.4 million; (iii) outside service cost of $1.0 million related to Sarbanes-Oxley compliance; (iv) bad debt expense for collection exposure of $0.6 million related to consumer and enterprise customers; (v) government systems costs of $0.4 million; (vi) administrative costs of $0.5 million related to recruiting and employee visa application activity; and (vii) spending on marketing communications initiatives of $0.3 million. In addition, the increase was also attributable to a $1.8 million credit related to a 2006 settlement of a purchase commitment for external software services. The increase was offset by $0.3 million of lower stock compensation cost.

Research and Development

For the six months ended June 30, 2007, research and development (“R&D”) expenses decreased by $5.9 million, or 41.5%, to $8.3 million from $14.2 million for the same period in 2006. R&D expense as a percentage of revenues also decreased to 1.8% for the six months ended June 30, 2007 from 3.5% for the same period in 2006. The decrease was primarily due to a reduction of $4.7 million in costs related to the assignment of engineers to non-R&D activities such as customer funded programs and to other programs such as software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

Amortization of Intangibles

For the six months ended June 30, 2007, amortization of intangible assets increased by $0.8 million, or 34.8% to $3.1 million from $2.3 million for the same period in 2006. Amortization of intangible assets as a percentage of revenues also increased to 0.7% for the three months ended June 30, 2007 from 0.6% for the same period in 2006. The increase was primarily due additional amortization resulted from higher base of assets as a result of the fair value adjustments completed in December 2006 in connection with the purchase of the Company by HCI in January 2006.

Operating Income

For the six months ended June 30, 2007, operating income increased by $20.5 million, or 203.0%, to $30.6 million from $10.1 million for the same period in 2006. Operating income improved as a result of an increase in revenues of $51.7 million for the six months ended June 30, 2007 compared the same period in 2006, with gains primarily in the Consumer/SMB business and the Mobile Satellite Systems business. Operating revenues was offset by higher operating costs increased by $31.3 million for the six months ended March 31, 2007 compared the same period in 2006, primarily attributable to increase in costs of sales to correspond with increase in revenues.

Interest Expense

For the six months ended June 30, 2007, interest expense increased by $1.8 million, or 8.4%, to $23.3 million from $21.5 million for the six months ended June 30, 2006. Interest expense primarily relates to the secured senior debt facilities, unsecured senior notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The increase in interest expense was primarily due to incremental borrowings associated with the refinancing in April 2006 of $325 million of term indebtedness with the $450 million 9 1/2% senior notes (“Senior Notes”), $115 million borrowed on February 23, 2007 from a syndicate of banks (“Term Loan Facility”) and interest costs associated with our foreign subsidiaries. The increase was partially offset by higher capitalized interest associated with the SPACEWAY program for the six months ended June 30, 2007 compared to the same period in 2006, a prepayment penalty associated with the April 2006 refinancing and interest on a loan from Apollo IV in 2006 that did not occur in 2007.

Interest and Other Income, Net

For the six months ended June 30, 2007, interest and other income, net increased by $1.6 million, or 35.6%, to $6.1 million from $4.5 million for the same period in 2006. The increase in interest and other income, net was primarily due to higher interest income earned on the investment of the net proceeds from the Senior Notes in excess of the amount used to refinance our $325 million of term indebtedness, the proceeds from the Term Loan Facility, and an increase in the actual yields earned on the investment portfolio. Offsetting the increase was a reduction in other income, net earned from our foreign subsidiaries and gains on an investment that was sold during the six months ended June 30, 2006.

Income Tax Expense

For the six months ended June 30, 2007 and 2006, income tax expense decreased by $51.1 million, or 98.6%, to $0.7 million from $51.8 million for the same period in 2006. During the year ended December 31, 2005, we recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance for the net operating and capital loss carryforwards which are expected to be utilized to offset the Federal taxable income on the Distribution, which did not qualify as a tax-free spin-off. The $51.8 million of income tax expense recorded in the six months ended June 30, 2006 consisted of a $50.3 million reversal of the previously established deferred tax asset, $0.6 million in estimated state taxes payable, and $0.9 million in estimated foreign taxes payable by our international subsidiaries.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Net cash provided by operating activities improved by $17.5 million, or 115.9%, to a $32.6 million for the six months ended June 30, 2007 from a $15.1 million cash for the six months ended June 30, 2006. Contributing to the improvement of net cash provided by operating activities was an increase in net income of $72.5 million for the six months ended June 30, 2007 compared to the same period in 2006. In addition, the improvement was attributable to the increase of $5.2 million in depreciation and amortization to $22.8 million for the six months ended June 30, 2007 from $17.6 million for the same period in 2006. The increase in depreciation and amortization resulted from higher base of assets as a result of the fair value adjustments completed in December 2006 in connection with the purchase of HNS in January 2006. The improvement in net cash provided by operating activities was offset partially by $59.1 million resulting from changes in deferred income taxes and operating assets and liabilities.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased by $15.6 million to $62.7 million for the six months ended June 30, 2007 from $78.3 million for the six months ended June 30, 2006. The decrease in investing activities was primarily due to sales of marketable securities, offset by $12.9 million related to HNS acquisition occurred in 2006 and an increased in capital expenditures as detailed below.

Capital expenditures for the six months ended June 30, 2007 and 2006 are shown as follow (in thousands):

	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)
Capital expenditures:
SPACEWAY program	$96,932	$24,463	$72,469
Other capital expenditures—VSAT	12,981	9,947	3,034
Capitalized software	6,949	8,768	(1,819)
Capital expenditures—other	9,470	3,540	5,930
Total capital expenditures	$126,332	$46,718	$79,614

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $90.7 million to $100.9 million for the six months ended June 30, 2007 from $191.6 million for the six months ended June 30, 2006. The decrease in net cash provided by financing activities was primarily the result of the proceeds from the rights offering of $100 million in 2006, offset by an increase of $9.1 million in debt issuance costs.

Future Liquidity Requirements

As of June 30, 2007, the Company had short-term and long-term borrowings outstanding of approximately $599.7 million and, as a result, the Company is significantly leveraged. We expect that our principal future liquidity requirements will be for working capital, debt service, costs to complete and launch of the SPACEWAY 3 satellite and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. In April 2006, we issued $450 million of Senior Notes in a private placement, and in November 2006, we completed a registered exchange offer for the Senior Notes. The Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our $50 million Revolving Credit Facility.

In connection with the offering of the Senior Notes, HNS amended the Revolving Credit Facility pursuant to an amendment and restatement of the credit agreement governing the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of June 30, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM, and $11.8 million remained outstanding on letters of credit issued under the BOA Revolving Credit Facility. As of June 30, 2007, there were no borrowings outstanding against the BOA Revolving Credit Facility. The total amount available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility was $38.1 million at June 30, 2007.

In February 2007, HNS borrowed $115 million Term Loan Facility from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee HNS’ existing Senior Notes and Revolving Credit Facility. HNS Finance Corp., a wholly-owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. HNS will use the net proceeds from the Term Loan Facility to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 10 to the condensed consolidated financial statements included in Part I-Item 1 of this report. Interest is paid quarterly, starting on May 29, 2007, based on the Swap Agreement of the Term Loan Facility and is estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require the Company to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility, for as long as the Term Loan Facility remains outstanding. Negative covenants under these agreements include limitations on HNS’ ability and/or certain of HNS’ subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over HNS assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. HNS was in compliance with all of its debt covenants at June 30, 2007.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at June 30, 2007 and December 31, 2006 were $4.5 million and $4.6 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. As of June 30, 2007, $30.3 million remained outstanding with respect to such VSAT leases. For new leases beginning in the fourth quarter of 2005, VSAT hardware arrangements do not include a financial obligation for the Company and do not result in a liability.

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

On August 8, 2007, we filed a shelf registration statement on Form S-3 to register shares of our common stock, preferred stock, warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co-issuers. In connection with the debt securities of HNS and HNS Finance Corp., we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and HNS Finance Corp. under the debt securities. We may not sell the securities registered pursuant to the registration statement until the SEC declares the registration statement effective. When there is an offer to sell the securities, we will provide the specific terms of the securities. Any proceeds received from the sale of our securities offered pursuant to the registration statement will be used for working capital, acquisitions, capital expenditures and other general corporate purposes.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2006, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

As discussed in the notes to the condensed consolidated financial statements included in Part I-Item 1 to this report, the Company borrowed $115 million in February 2007 pursuant to the Term Loan Facility, which matures April 15, 2014, and entered into a Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the LIBOR based interest of the Term Loan Facility for a fixed rate of 5.12% per annum. Interest is paid quarterly, starting on May 29, 2007, based on the Swap Agreement of the Term Loan Facility and is estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

Additionally, in February 2007, the Company signed a contract with a launch service provider to enable the launch of the SPACEWAY 3 satellite in August 2007. The total estimated cost of completing the satellite construction, launch, insurance and other miscellaneous costs as of June 30, 2007 are expected to total approximately $49.8 million, which is net of the $44.4 million refund expected from Sea Launch, see detail described in Note 17 to the condensed consolidated financial statements included in Part I-Item 1 of this report.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2007.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, "Sea Launch") with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch had been scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS then sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breach the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch's purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund HNS’ payments. HNS has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a receivable in other assets, in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, in anticipation of the refund from Sea Launch.

As described above in “Future Liquidity Requirements,” on February 23, 2007, the Company entered into a Term Loan Facility, which is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. Interest is paid quarterly, starting on May 29, 2007, based on the Swap Agreement of the Term Loan Facility and is estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

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

As of June 30, 2007, we had $26.0 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $11.9 million, of which $0.8 million was issued to the Federal Communications Commission, were issued under the Revolving Credit Facility; $4.3 million were secured by restricted cash; and $9.8 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries, certain of which are secured by those entities’ assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and condition. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2007 (File number 001-33040).

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006. The adoption of FIN 48 on January 1, 2007 resulted in the Company recognizing an $8.7 million increase in the liability for unrecognized tax benefits and the same amount to deferred tax assets. The adoption of FIN 48 did not have an impact on the Company’s results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities, and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as projections by us of future events or losses.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, it may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of June 30, 2007, one of our Indian subsidiaries had purchased $2.0 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at June 30, 2007. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $5.7 million as of June 30, 2007.

Marketable Securities Risk

The Company has a significant amount of cash that is invested in marketable investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that it diversify investments among United States Treasury securities and other high credit quality debt instruments that it believes to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk.

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the Term Loan Facility, which closed on February 23, 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 10 to the unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost increases in the last twelve to eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through June 30, 2007. However, if the Company is unable to mitigate future increases, increases in raw material price could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

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

There have been no changes in the Company’s internal control over financial reporting for the three and six months ended June 30, 2007 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.                      Legal Proceedings

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, "Sea Launch") with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch had been scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS then sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breach the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch's purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund HNS’ payments. HNS has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a receivable in other assets, in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, in anticipation of the refund from Sea Launch.

No other material legal proceedings have commenced or been terminated during the period covered by this report. The Company is periodically involved in litigation in the ordinary course of its business alleging intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, employment related claims and worker’s compensation claims. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 14, 2007. At the Annual Meeting, each of the eight nominees to the board of directors was elected for a one-year term by the stockholders, with votes cast as follows:

Nominee	Votes For	Votes Withheld
Andrew D. Africk	17,995,319	564,885
Stephen H. Clark	18,548,413	11,791
O. Gene Gabbard	18,550,520	9,684
Pradman P. Kaul	18,006,516	553,688
Jeffrey A. Leddy	18,004,911	555,293
Lawrence Ruisi	18,550,619	9,585
Aaron J. Stone	17,995,312	564,892
Michael Weiner	17,985,039	575,165

The stockholders also approved the two other proposals placed before the Annual Meeting, with the votes cast as follows:

Proposals	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Approval of the Hughes Communications, Inc. 2006 Equity and Incentive Plan	18,445,958	106,777	7,468
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent registered public accountant	14,862,166	571,383	13,722	3,112,933

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)