Form 10-K
period 2007-12-31
Hughes Communications, Inc.
filed 2008-03-10
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

(301) 428-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock: $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
(Title of Each Class)	(Name Of Each Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 4, 2008 was 19,206,972.

The aggregate market value of shares held by non-affiliates as of June 30, 2007 was $333,480,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2007.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including under the heading “Item 1A. Risk Factors.”

Item	1. Business

Unless otherwise indicated or the context requires otherwise, the terms “HCI,” the “Company,” “we,” “us” and “our” refer to Hughes Communications, Inc. and its subsidiaries, including Hughes Network Systems, LLC (“HNS”).

Overview

We were formed as a Delaware corporation and a wholly owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. We operate our business primarily through our wholly owned subsidiary, HNS, a telecommunications company. We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet access provider to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

Since HNS’ deployment of the first Ku band very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercialized digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. HNS started in this business as an equipment and system supplier. During 1988, HNS became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, HNS leveraged its experience with its enterprise customers to expand its business into other growing market areas such as providing broadband Internet access to the Consumer market. In parallel with the growth of the services business, we have strategically used our technology base and expertise in satellite communication to develop a Telecom Systems segment, which consists of our Mobile Satellite Systems group and our Terrestrial Microwave group. The Telecom Systems segment has low fixed-cost operations that do not require substantial operating cash or further investments. Our most notable success in the Telecom Systems segment has been in the Mobile Satellite Systems group, where we provide turnkey satellite ground systems and user terminal equipment to mobile system operators such as Thuraya, Inmarsat, Mobile Satellite Ventures LP (“MSV”), ICO, TerreStar Networks, Inc. (“TerreStar Networks”) and Hughes Telematics, Inc. (“HTI”), a related party.

We recently launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to fuel the growth of our Consumer and enterprise groups. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We believe that SPACEWAY 3 will allow us to offer our North American enterprise and Consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3 and significantly improve our margins. However, we will incur start-up costs associated with the operation of SPACEWAY 3 until we acquire a sufficient number of customers. In addition, we anticipate that SPACEWAY 3 will enable us to expand our business by increasing our addressable market in all of our North American markets.

This report includes the annual report Form 10-K of HNS as Exhibit 99.1 as we believe that these are meaningful disclosures since prior to the January 2006 Transaction, our results of operations did not reflect HNS’ results of operations on a consolidated basis, and HNS represents our principal business.

Significant Transactions

Through a series of transactions from 2005 to 2006, we acquired the businesses that we owned as of December 31, 2007. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra acquired 50% of HNS’ voting, or Class A membership interests (the “April 2005 Transaction”) from DTV Networks, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”). On December 31, 2005, SkyTerra contributed to us its ownership of HNS’ Class A membership interests, and the Company became HNS’ managing member.

•	On October 12, 2005, we acquired Series A preferred shares of Hughes Systique Corporation for $3.0 million.

•	On December 31, 2005, pursuant to a separation agreement between us and SkyTerra (the “Separation Agreement”), SkyTerra contributed to us the following:

-	its 50% ownership of HNS’ Class A membership interests;

-	its interests in Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

-	its interests in AfriHUB LLC (“AfriHUB”), a discontinued business;

-	its interests in certain minority investments in Navigauge, Inc., Miraxis, LLC, now a discontinued business, Mainstream Data, Inc., Edmunds Holdings, Inc. and Data Synapse, Inc.; and

-	cash and short-term investments.

•

On January 1, 2006, we, then a wholly-owned subsidiary of SkyTerra, completed our purchase of the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash (the “January 2006 Transaction”) as a result of the membership interest purchase agreement we entered into with DIRECTV on November 10, 2005. To finance the January 2006 Transaction, we obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo Stockholders”). As a result of the January 2006 Transaction, we own 100% of HNS’ Class A membership interests, and our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

•

On February 21, 2006, SkyTerra distributed (the “Distribution”) all of our outstanding shares of common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders. The Distribution separated SkyTerra into two publicly traded companies. Accordingly, SkyTerra no longer owns any of our capital stock; however, the Apollo Stockholders, SkyTerra’s controlling stockholder at the time of the Distribution, became our controlling stockholder. Following the Distribution, SkyTerra retained its other assets, including cash and investments.

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution, and (ii) the businesses transferred to us included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are derived from SkyTerra’s audited financial statements, including the results of the business and assets retained by SkyTerra in accordance with Emerging Issues Task Force Issue No. (“EITF”) 02-11. The Company’s results for periods beginning on and after January 1, 2006, the date on which the Company completed the January 2006 Transaction, include the results of the business and assets retained by SkyTerra through the date of the Distribution and reflect HNS’ results of operations.

•

On March 27, 2006, we closed our rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with the rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. The proceeds of the rights offering were used to repay the short-term debt financing obtained from the Apollo Stockholders.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer's data center. VSAT operators typically lease transponder capacity from a third party fixed satellite service provider. VSAT networks can operate as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer's communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks (“IP VPN”), video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

VSAT networks allow every site in a network to have access to consistent service levels, sometimes with a guaranteed minimum level of quality, compared with terrestrial networks in which service levels across areas may differ both within a single network and across different networks. In addition, VSAT networks have multiple layers of redundancy, including multiple network operation centers and arrangements to shift loads to backup satellites or transponders in the event of a particular satellite and/or transponder's failure. Another advantage of VSAT satellite solutions is that due to their wireless nature, they are able to be deployed more rapidly than terrestrial services. The VSAT solution provides users with the ability to multicast and broadcast under the same economic model that has enabled the rapid growth in direct-to-home satellite television. As a result, tasks such as the distribution of training videos are achieved efficiently and economically via a VSAT satellite solution.

Business Segments

We currently operate in four business segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 20 to the Company’s audited consolidated financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate and Other segment, each of which is discussed in further detail below:

	North America VSAT Segment		International VSAT Segment	Telecom Systems Segment
	Consumer	Network Equipment and Services	Network Equipment and Services	Mobile Satellite Systems	Terrestrial Microwave

Customer Base	• Subscription services	• Enterprises, government and local government agencies in North America	• Enterprises, Telecom carriers and government agencies located outside of North America	• Mobile satellite-based voice and data service operators	• Cellular mobile operators and local exchange carriers

• Telematics service providers

2007 Revenues (in million)	• $331.1	• $284.6	• $214.8	• $126.3	• $13.2

Products/Service Application(s)	• Internet access	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/terminals • Telematics development & equipment	• Micro wave-based networking equipment

	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access		• Wireless backhaul for cellular service providers

• IP VPN

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online Learning

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online Learning

•   VoIP

Representative Customers

•   Wal-Mart Stores, Inc., ExxonMobil Corporation, Blockbuster Entertainment Inc., GTECH Corporation, Lowe’s, Wendy’s International, BP, Wyndham Worldwide Corportion, Chevron Corporation, Shell, Walgreens Co., Rite Aid.

•   Volkswagen AG, Tesco, Telefonos de Mexico, VISA International Service Association, Hindustan Unilever Ltd., Telkom South Africa, Ericsson/Telstra Australia, the Ministry of Foreign Affairs of Saudi Arabia

				• Thuraya Satellite Telecommunications Company, Inmarsat Ltd., Mobile Satellite Ventures LP , ICO, TerreStar Networks, Hughes Telematics, Inc.	• Nokia Siemens Networks, Vodafone Italy/ Portugal, Wind Italy, PTC Poland T-Mobile Czech, Crowley Data Poland, XO Nextlink USA, FarEasTone Taiwan, Vodacom South Africa

North America VSAT Segment

Business Overview

Consumer Group

Our Consumer group was launched in 2001. Utilizing our VSAT data networking capabilities, we have developed a consumer service that reaches all 50 states, Puerto Rico and parts of Canada. With the advent of competing low-cost cable modem and Digital Subscriber Line (“DSL”) services, we have focused our marketing and sales efforts on the underserved markets that would be less likely to receive terrestrial broadband service. These markets include rural and suburban areas. We deliver broadband internet service with an accompanying set of internet service provider (“ISP”) services such as e-mail and web hosting and offer various service plans to appeal to particular market segments.

The user terminal for our Consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user's computer or router. Our third party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. The network operations center also provides advanced engineering support to our customer call centers.

Our service package consists of a hardware purchase, as well as a non-cancelable long-term service plan with a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based Internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

We modify our service offerings from time to time to increase our sales and to provide packages that are attractive to our customers. We also offer a deferred hardware purchase plan that allows our customers to defer the cost of the equipment and installation over a period of up to two years.

Network Equipment and Services Group

A VSAT system uses satellite data communication technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Network Equipment and Services group offers complete turnkey solutions to enterprises, including program management, installation, training and support services. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

We maintain our market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancelable contracts with an average duration of two to five years. These contracts typically include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across our network that are tailored specifically to their needs. In some markets, most notably in North America, we deliver services using not only satellite transport platforms, but also using terrestrial transport platforms such as DSL and frame relay.

Our networking capabilities have attracted a strong franchisee customer base that includes large national chains. We provide these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

In addition, we successfully launched our SPACEWAY 3 satellite in August 2007. SPACEWAY 3 represents a next generation broadband satellite system, with a unique architecture for broadband data communications. SPACEWAY 3 is presently undergoing system testing with the associated ground network. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. Designed for operational flexibility, the system will greatly enhance data communication and efficiencies for enterprise and consumer customers with the following capabilities:

•	An on-board fast packet switch and processor which enables direct user-to-user communication at broadband speeds;

•	A technologically advanced antenna providing significant frequency re-use with up to 112 uplink spot beams and 784 downlink spot beams;

•	An IP based architecture giving it the capability to integrate seamlessly with terrestrial networks;

•	Up to 10 gigabits per second of gross transmission capacity reducing data transport costs relative to today’s systems; and

•	Operation in the Ka-band, a relatively new band open to satellites, is particularly suited for spot beam, frequency reutilization;

We believe that SPACEWAY 3 will allow us to offer our North American enterprise and Consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3 and significantly improve our margins. However, we will incur start-up costs associated with the operation of SPACEWAY 3 until we acquire a sufficient number of customers.

Our approach to the market for SPACEWAY 3 services can be characterized as follows:

•

Significant Expansion in Business from Small and Medium Business (“SMB”) Customers—SPACEWAY 3 will deliver a range of cost effective and high quality services, from Internet access to small private networks for these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base—Once service on SPACEWAY 3 has begun, we anticipate that most new consumer customers will operate over the SPACEWAY network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY will support higher data rates and offer direct user-to-user network connectivity, we will have the opportunity to offer faster speeds and specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ needs. For our Equipment and Services group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct marketing, in order to maximize our potential customer base. For our consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy, Circuit City and Walmart. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our Consumer service offerings are also resold through wholesale relationships with third parties such as EarthLink. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer's installation and trouble resolution. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

We provide our customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. We also provide our customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. Our maintenance support services are provided by a third party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that we establish. Additionally, our help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that we establish. Our call center operations currently utilize both in-house and outsourced support.

We have engaged several companies to provide call center support for our customers. Such companies are organized to handle calls from our retail customers regarding service, billing and installation support, and they provide deep support to our wholesale customers. These centers are supervised by our customer service organization, and they process most customer calls. We have a staff of technical support personnel that assist these centers with difficult or unusual problems.

International VSAT Segment

Network Equipment and Services Group

Business Overview

We provide satellite communication networks and services to customers worldwide. Our products and services are particularly well-suited to many of our international markets because of the geographic dispersion of our customers as well as the lack of local infrastructure. We have also shifted our international focus from providing only hardware to also providing shared-hub services, modeled in part on our North American enterprise business. Shared-hub services are now available both via our own hubs covering Europe, Brazil, Northern Africa, India and the Middle East and through third party and joint venture operations.

We divide our international operations into three separate regions—Europe; South America and the Caribbean; and Africa, Asia and the Middle East. We lease transponder capacity on satellites from multiple providers for our Network Equipment and Services customers. We also maintain three hub facilities, located in Griesheim, Germany, New Delhi, India and Sao Paulo, Brazil that provide ground support to our international enterprise customers.

Our international customers span a wide variety of industries and include state-owned operators as well as private businesses. Our service and product offerings in our international Network Equipment and Services group are substantially similar to those in our North American Network Equipment and Services group. In addition, we have been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

Sales, Marketing and Distribution

Our equipment sales and marketing activities are performed directly through our sales offices in the United States and other parts of the world. We currently have sales offices in Germantown, Maryland; Miami, Florida; Milton Keynes, United Kingdom; Griesheim, Germany; Rome, Italy; Sao Paulo, Brazil; Mexico City, Mexico; New Delhi, Mumbai and Bangalore in India; Dubai, United Arab Emirates; Moscow, Russia; and Jakarta, Indonesia. In addition, depending on the need, we appoint sales representatives in various countries who are compensated on a commission basis. In other areas, notably Africa, the Middle East, China, Japan, the Russian Federation, Australia, Indonesia and Malaysia, we provide our infrastructure equipment to independent service providers that in turn provide the satellite communications services to enterprise customers using our equipment. We also pursue dedicated systems sales using a combination of our own sales staff and our sales representative channels.

We have established subsidiaries in Europe, India and Brazil that provide end-to-end communication services to their customers in their regions. These subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff. Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian and Brazilian operations provide VSAT installation services for our customers through a network of third party installers, similar to our North American installation operations. In certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide for their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland or India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to their end-users. Our customer assistance center maintenance offerings include a customer assistance center that is operated 24 hours per day, 365 days per year, and that is available to our customers worldwide, as well as assistance through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. We consider our Mobile Satellite Systems and Terrestrial Microwave groups to be strategic markets that have significant advantages. None of these groups require substantial operating cash or working capital and both are low fixed-cost operations.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Thuraya, MSV, Inmarsat, ICO, TerreStar Networks and HTI. As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with MSV, TerreStar Networks and ICO for development of satellite base stations. In addition, we are under contract with ICO for development of a vehicular terminal that offers entertainment and emergency communication services and under contract with TerreStar Networks for development of a satellite chipset and platform development to enable handheld terminals. We believe that the Ancillary Terrestrial Component (“ATC”) operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

We have also expanded our reach into the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment. As part of our telematics business, we have entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we will serve as the exclusive supplier of TCU’s for some of HTI’s customers.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Terrestrial Microwave Group

We have developed a family of broadband products for point-to-multipoint (“PMP”) microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services quickly, cost-effectively and competitively. Our broadband PMP microwave systems have gained a reputation for technical excellence and have been deployed in North America, Latin America, Europe and Asia by well known operators.

Our current contracts require us to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or our distributors. Typically, contracts range from one to five years for the supply of equipment with corresponding periods for maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave group; however, we will continue to assess customer opportunities on a project-by-project basis.

Corporate and Other Segment

The Corporate and Other segment consists of Electronic System Products, Inc. (“ESP”), certain minority interest investments held by the Company, including portfolio investments in Hughes Systique Corporation, Mainstream Data, Inc., Data Synapse, Inc. and Edmunds Holdings, Inc. as well as our corporate offices and assets not related to another business segment.

Our Strengths

Our strengths include the following:

Leading Satellite Internet Access Provider to Underserved Rural Consumer Markets in North America—We focus our marketing and sales efforts on underserved markets that are less likely to receive terrestrial broadband service. We believe that the existing or contemplated terrestrial broadband solutions are not likely to provide access to these customers and SMBs in the foreseeable future given the high costs associated with developing a terrestrial network and the lack of population density in some of these markets. Since we are one of the few satellite broadband service providers to this market, it represents a significant growth opportunity for us.

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 1.5 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our Network Equipment and Services customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP and Chevron Corporation) and retailers (Wal-Mart Stores, Inc., Lowe's Companies, Inc. and Sears). Service contracts with these enterprises generally range from two to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

SPACEWAY 3 Provides Significant Additional Capacity and Operating Leverage—Our recently launched SPACEWAY 3 satellite is one of the most technologically advanced satellite broadband services platforms in our industry, optimized for data and designed to provide 10 gigabits per second of capacity and subscriber speeds comparable to DSL. SPACEWAY 3 will enable us to more effectively offer bandwidth on demand through its dynamic capacity allocation and on board routing capabilities. In addition, SPACEWAY 3 will provide us with significant cost savings by decreasing transponder leasing expenses. SPACEWAY 3 is currently in testing and is expected to be placed in service in the first quarter of 2008.

Market Leader in Technology and Innovation—We have been a leader in pioneering major advances in satellite data communication technology since we developed the first Ku band VSAT network more than 20 years ago. Through our focused research and development efforts, we have developed industry-leading hardware and software technology that has proven critical to the development of VSAT industry standards. We have designed a common platform for all of our existing VSAT products which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. The common platform also allows us to develop solutions for new and different end markets.

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2007, we derived approximately 55% of our global revenues from providing services and 45% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International VSAT segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 29 years. We are majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and the low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality services with stable market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America VSAT segment and our three service companies in the International VSAT segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with our mobile satellite and telematics projects; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through utilizing SPACEWAY 3 which will also allow us to address a larger enterprise market.

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

We have encountered competition in our Network Equipment and Services businesses from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers.

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

Our principal competitors in the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), ViaSat, Inc. (“ViaSat”) and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of VSAT products and services, Viasat and iDirect only offer VSAT products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast-Return Channel by Satellite (“DVB-RCS”), which also is recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition for our Consumer markets primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite Internet access that compete with us in North America.

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that we provide. As a provider of communications services in the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (“FCC”). We are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, our business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs. In addition, we are subject to regulation by the national communications regulatory authorities of other countries in which we, and under certain circumstances our resellers and distributors, provide service.

Regulation by the FCC

All entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by us and certain of our customers, except under licenses issued by the FCC. Changes in our FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses we hold are granted for ten to fifteen year terms. The FCC also has granted periodic requests by us for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely.

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

The FCC also requires broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

FCC Licensing of SPACEWAY 3

We currently hold a license issued by the FCC to operate SPACEWAY 3 at 95° West Longitude. We also hold authorizations through the Office of Communications in the United Kingdom to operate satellites at certain locations on the geostationary arc, which we may use for SPACEWAY 3 or any future satellite we acquire.

Our spacecraft operations are subject to the licensing jurisdiction of, and conditions imposed by, the FCC and any other government whose ITU filing we use to operate the satellite. Such conditions may include, for example, that we implement the satellite system in a manner consistent with certain milestones (such as for the satellite design and construction, ground segment procurement, and launch and implementation of service), that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network.

ITU Frequency Registration

The orbital location and frequencies planned for SPACEWAY 3 and any additional satellites we acquire in the future are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings to the ITU for SPACEWAY 3 and other potential satellites, and the coordination process for these filings is substantially complete.

Export Control Requirements and Sanctions Regulations

In the operation of our business, we must comply with all applicable export control and economic sanctions laws and regulations of the United States and other countries. Applicable United States laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act (“FCPA”), that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in January 2005 regarding alleged violations of ITAR relating to exports by us of VSAT technology, primarily to China. As part of the Consent Agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we were required to enhance our export compliance program to avoid future infractions.

International Regulation

We must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which we, or under certain circumstances our resellers, provide services or operate earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In addition, in some countries, there may be restrictions on our ability to interconnect with the local switched telephone network. In certain countries, there are limitations on the fees that can be charged for the services we provide.

Many countries permit competition in the provision of voice, data or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country. We believe that this trend should continue due to commitments by many countries to open their satellite markets to competition. In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, we may be required to negotiate for access to service or equipment provided by that monopoly entity, and we may not be able to obtain favorable rates or other terms.

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. HNS holds United States patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. By federal statute, the duration of each of our patents is 20 years from the earliest filing date. In connection with the April 2005 Transaction, DIRECTV assigned to HNS a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also had licensed to HNS, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, HNS has granted licenses to use its trademarks and service-marks to resellers worldwide, and HNS typically retains the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. HNS protects its proprietary rights in its software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

We believe that HNS’ patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of HNS’ products and services are dependent upon its proprietary software, hardware and other technology, remaining “trade secrets” or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors and certain customers and other business partners.

Research and Development, Engineering and Manufacturing

We have a skilled and multidisciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to HNS and its predecessors, and the adoption of HNS’ techniques in numerous communication standards in both satellite and terrestrial systems. Of these 500 patents, HNS currently owns over 225 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV.

With respect to hardware development, our skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and cellular hand sets.

As a complement to our hardware development, we have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our VSAT product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

Our products are designed, manufactured and tested primarily at our facilities in Maryland; however, we outsource a significant portion of the manufacturing of our products to third parties. Our manufacturing facilities, together with our third party arrangements, have sufficient capacity to handle current demand. We continuously adjust our capacity based on our production requirements. We also work with third party vendors for the development and manufacture of components that are integrated into our products. We have implemented a multifaceted strategy focused on meeting customer demand for our products and reducing production costs. Our operations group, together with our research and development group, work with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Subsidiaries

We own a number of subsidiaries and have entered into certain joint ventures that provide marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

Environmental

We are subject to various federal, state and local laws relating to the protection of the environment, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”). Our Safety, Health and Environmental Affairs department manages our compliance with all applicable federal and state environmental laws and regulations.

Under the RCRA, the Company is considered a small quantity generator. As such, we perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached and to ensure that the waste receptacles are intact. We also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated, and we use a third party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested and shipped in accordance with Environmental Protection Agency, Department of Transportation and relevant state regulations.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees and Labor Relations

As of December 31, 2007, we had 1,872 employees. Other than 50 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

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

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding the Company, Hughes Network Systems, LLC and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K and quarterly reports on Form 10-Q, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect the financial condition and results of operations of our business.

Risks Related to the Nature and Operation of Our Business

The network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Network Equipment and Services businesses.

We operate in a highly competitive network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our Network Equipment and Services businesses face competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks (“IP VPNs”), which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. In addition, government agencies are increasingly considering and implementing subsidies for deployment of broadband access in underserved areas. Depending on how the particular programs are structured, these subsidies may favor, or in some cases be limited to, terrestrial-based services. To increase our competitiveness, in some cases, we pair our satellite offerings with terrestrial solutions, which may result in lower margins. We rely on third parties to implement the terrestrial component of these paired satellite/terrestrial solutions which means that we cannot control the implementation and rollout of these paired satellite/terrestrial solutions to the same degree as our satellite only solutions. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting the SMB markets and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for VSAT services and regulation and inequitable access remain barriers to new business.

The Consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer group.

We face competition for our Consumer satellite internet subscribers primarily from satellite, DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. We have experienced and may continue to experience, increased competition with the entrance of these new competitors into our market and the increasing build-out and lowering cost of DSL and cable internet access in North America. In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

We also may face competition from our former parent, The DIRECTV Group, Inc. (“DIRECTV”). For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.”

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

The telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. An overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers can affect our business. Any future weakness in the economy or the telecommunications industry would affect us through reduced demand for, and pricing pressure on, our products and services, leading to a reduction in revenues and a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our SPACEWAY 3 satellite.

In addition to the competitive risks for the satellite network services mentioned above, if we are unable to successfully implement our SPACEWAY 3 satellite as a result of any of the following risks, we will be unable to realize the anticipated benefits from our SPACEWAY 3 satellite, and our business and financial condition and results of operations could be adversely affected:

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from the SPACEWAY 3 satellite. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of the SPACEWAY 3 satellite. In addition, we will incur start-up losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

Regulatory license risk—The SPACEWAY 3 satellite is primarily intended to provide services to North America. The SPACEWAY 3 spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose ITU filing we may use to operate SPACEWAY 3 in the future. If we are unable to obtain landing rights in any of the countries in which we intend to provide service, we would then be unable to operate in that country and would fail to receive the corresponding revenue.

•

In-orbit risks—The SPACEWAY 3 satellite is subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to the SPACEWAY 3 satellite. To the extent there is an anomaly or other in-orbit failure with respect to the SPACEWAY 3 satellite, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Novel design—The SPACEWAY 3 satellite employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For our current customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning in the first quarter of 2008, we will also provide satellite transponder capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting our SPACEWAY 3 satellite, see “—We face risks associated with our SPACEWAY 3 satellite.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. See “—The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.” In the event of a satellite failure, our services may be unavailable for several days to several weeks while backup in-orbit satellites are repositioned and services are moved or while we reposition our customers’ antennas to alternative satellites. From time-to-time, we experience brief outages as a result of short-lived anomalies on the satellites we use. In such cases, service is generally restored on the affected satellite on the same day. In most instances, any relocation to an alternative satellite will require prior regulatory approval, which may not be obtained, or obtained in a timely manner. In addition, the entities from which we lease transponder capacity could be severely affected by anomalies affecting their satellites, which could result in disruption to the services they provide to us. An increased frequency of anomalies could impact market acceptance of our services.

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

Our networks and those of our third party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.

DIRECTV may compete with us in certain sectors and subject to certain conditions.

While we have entered into a non-competition agreement with DIRECTV in connection with our separation from DIRECTV in 2005, DIRECTV has retained the right to compete with us in selling data services to consumers at all times and may compete with us in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using its two SPACEWAY satellites for data service offerings that would directly compete with us, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with our business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with us after the non-competition agreement expires on April 22, 2010.

HNS may not be able to sustain the earnings growth that it has experienced in recent years.

Our success and profitability is largely dependent on HNS and its results of operations. For the years ended December 31, 2007, 2006 and 2005, HNS generated net income of $49.8 million, $19.1 million and $24.0 million, respectively. Although the profitability of HNS has grown in recent years, it may be unable to sustain such growth rates in light of changing market or economic conditions or as a result of increases in depreciation and other costs resulting from placing the SPACEWAY 3 satellite into service. In addition, any inability on our part to control costs could adversely affect its business, financial condition and results of operations.

We are dependent upon suppliers of components, manufacturing outsourcing, installation and customer service and our results of operations may be materially affected if any of these third party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 18 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these raw material cost increases, such increases could have an adverse impact on our product costs.

•

Manufacturing outsourcing—While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•

Installation and customer support service—Each of our North American and international operations utilize a network of third party installers to deploy our hardware. In addition, a portion of our customer support and management is provided by offshore call centers. Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers or the occurrence of negligent and careless acts could adversely affect our reputation, renewal rates and ability to win new business.

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ka-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY is unable to satisfy the associated demand.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could expose us to significant liability and adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and our quality control procedures. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. Further, in the consumer market, our products are usually installed in residential and other locations where there might be a higher likelihood of product liability claims relating to improper or unsafe products or installations. The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) legal actions by our customers or our customers’ end users, including for damages caused by a defective product; and (vii) the issuance of credits to customers and other losses to us, our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability. In addition, our insurance would not cover the cost of correcting significant errors, defects, or security problems.

Our failure to develop, obtain or protect our intellectual property rights could adversely affect our future performance and growth.

Our success depends on our ability to develop and protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect certain aspects of our business. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. As such, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third party copying or use, which could negatively affect our competitive position. We may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for our business.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. In addition, it may be possible for third parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we fail to prevent substantial unauthorized access to our trade secrets, we risk the loss of those intellectual property rights and whatever competitive advantage they provide us.

Claims that our services and products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our revenue.

We have received, and may in the future receive, communications from third parties claiming that we or our products infringe upon the intellectual property rights of third parties. We have also been named in the past, and may be named in the future as a defendant in lawsuits claiming that our services or products infringe upon the intellectual property rights of third parties. Litigation may be necessary to determine the validity and scope of third party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or products infringe on valid and enforceable intellectual property owned by others, we may be liable for money damages and may be required to cease developing or marketing those services and products, unless we obtain licenses from the owners of the intellectual property or redesign those services and products in such a way as to avoid infringing on those intellectual property rights. If a third party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third party intellectual property rights with respect to services and products we provide. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

In addition, our patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents, trademarks and other rights afford us. If we lose the use of a product name or brand name, our efforts spent on building that brand may be lost, and we will have to rebuild a brand for that product, which we may or may not be able to do, and which would cause us to incur new costs in connection with building such brand name. If we are involved in a patent infringement suit, even if we prevail, there is no assurance that third parties will not be able to design around our patents, which could harm our competitive position.

If we are unable to license technology from third parties on satisfactory terms, our developmental costs could increase and we may not be able to deploy our services and products in a timely manner.

We depend, in part, on technology that we license from third parties on a non-exclusive basis and integrate into our products and service offerings. Licenses for third party technology that we use in our current products may be terminated or not renewed, and we may be unable to license third party technology necessary for such products in the future. Furthermore, we may be unable to renegotiate acceptable third party license terms to reflect changes in our pricing models. Changes to or the loss of a third party license could lead to an increase in the costs of licensing or inoperability of products or network services. In addition, technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

We are majority-owned by various investment vehicles affiliated with Apollo Management, L. P. (together with its affiliates, “Apollo”) and Apollo’s interests as an equity holder may conflict with those of the holders of HNS’ 9 1/ 2% senior notes (“Senior Notes”) or with the other equity holders of the Company.

At December 31, 2007, Apollo owned in the aggregate 12,408,611 shares, or approximately 64.6%, of our issued and outstanding common stock. Therefore, Apollo has control over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. The interests of Apollo may not in all cases be aligned with those of the holders of the Senior Notes or those of the other holders of our common stock. In addition, the level of Apollo’s ownership of our shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Apollo has other investments in the satellite and telecommunications industry and subject to limitations contained in HNS’ limited liability company agreement, the indenture governing the Senior Notes, HNS’ $50.0 million revolving credit facility (the “Revolving Credit Facility”) and HNS’ $115.0 million term loan facility (the “Term Loan Facility”) regarding affiliate transactions, Apollo may cause the Company or HNS to enter into transactions with their affiliates to buy or sell assets.

We are a holding company and the inability of our subsidiaries to pay distributions or dividends or transfer funds or other assets to us would harm our ability to pay future dividends.

We are a holding company and our principal assets are membership interests of HNS and cash. Although we do not currently intend to pay dividends on our shares of common stock for the foreseeable future (See “—Risks Relating to our Common Stock”), in the event that we choose to pay dividends, we would be primarily reliant on distributions or dividends from our subsidiaries to pay such dividends. The ability of HNS to pay us distributions or transfer funds or other assets is subject to the terms of HNS’ debt agreements which contain covenants which, among other things, limit the ability of HNS and certain of its subsidiaries to pay dividends or distributions or redeem or repurchase capital stock. Such limitations could harm our ability to pay future dividends, if any.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HNS’ and our senior management team to remain competitive in our industry. The loss of one or more members of HNS or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

While the governmental authorizations for our current business generally have not been difficult to obtain in a timely manner, the need to obtain particular authorizations in the future may delay our provision of current and new services. Moreover, the imposition by a governmental entity of conditions on our authorizations, or the failure to obtain authorizations necessary to launch and operate satellites or provide satellite service, could have a material adverse effect on our ability to generate revenue and conduct our business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

Future changes to the regulations under which we operate could make it difficult for us to obtain or maintain authorizations, increase our costs or make it easier or less expensive for our competitors to compete with us.

We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

As a provider of telecommunications in the U.S., we are presently required to contribute a percentage of our revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this universal service contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the universal service contribution rules could adversely affect our costs of providing service to our customers.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by HNS of VSAT technology, primarily to China. Under the consent agreement, which applies to HNS, DIRECTV agreed to pay a $4.0 million fine over a period of three years and HNS is required to establish and maintain a special compliance official for a period of three years. The special compliance official is an independent contractor with authority to oversee matters relating to compliance with the ITAR. Under the consent agreement, the three-year term of the special compliance official ended in January 2008. The consent agreement also requires us to establish and maintain a successor internal special compliance official for a period of two years from January 2008 to January 2010, who will have the authority to oversee matters relating to compliance with ITAR. HNS has satisfied the requirement in the consent agreement that we spend $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of HNS’ subsidiaries in China was debarred from conducting certain international business, although HNS may seek reinstatement in the future. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, which applies to HNS and arose out of separate violations of ITAR in which HNS was a named party.

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

Our operations outside the United States accounted for approximately 26.0% of our revenues for the year ended December 31, 2007, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations, and over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•

Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation—We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the United States from our subsidiaries and joint venture entities. We may also be limited in our ability to distribute or access our assets by the governing documents pertaining to such entities. In such event, we will not have access to the cash flow and assets of our joint ventures.

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

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our financial statements. Because our foreign subsidiaries and joint ventures operate in foreign currencies, fluctuations in currency exchange rates have affected, and may in the future affect, the value of profits earned on international sales. In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

•

Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war—As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, its property or danger to our personnel.

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

Risks Related to HNS’ Indebtedness

HNS’ high level of indebtedness could adversely affect its ability to raise additional capital to fund HNS’ operations and could limit its ability to react to changes in the economy or its industry and prevent HNS from meeting its obligations.

HNS is significantly leveraged. The following table shows HNS’ level of indebtedness as of December 31, 2007 (in thousands):

December 31, 2007
Senior notes	$450,000
Term loans payable to banks	116,269
VSAT hardware financing	23,390
Revolving bank borrowings	2,897

Total debt	$592,556

HNS’ substantial degree of leverage could have important consequences, including the following:

•	it may limit HNS’ ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of HNS’ cash flows from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes, including its operations, capital expenditures, investments in new technologies and future business opportunities;

•

HNS’ Term Loan Facility, its Revolving Credit Facility and certain of its unsecured term loans are at a variable rate of interest, exposing HNS to the risk of increased interest rates, except for instances where HNS has entered into interest rate swap agreements;

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

HNS’ ability to make payments on or to refinance its indebtedness will depend on HNS’ ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. If HNS does not generate sufficient cash flow from operations or future borrowings are not available to HNS, HNS may not be able to service its indebtedness.

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

Covenants in HNS’ debt agreements restrict our business in many ways.

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

In addition, HNS’ Revolving Credit Facility contains restrictive covenants. A breach of any of the covenants under the indenture, the Revolving Credit Facility or the Term Loan Facility could result in a default under HNS’ Revolving Credit Facility and/or the Senior Notes and/or the Term Loan Facility. Upon an event of default under HNS’ Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under its Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If HNS is unable to repay those amounts, the lenders under HNS’ Revolving Credit Facility could proceed against the collateral that secures that indebtedness. HNS has pledged a significant portion of its assets as collateral under its Revolving Credit Facility.

Risks Related to the Distribution and Separation from SkyTerra

We may incur significant liability to SkyTerra pursuant to the indemnification provisions of the separation agreement.

We and SkyTerra have entered into a separation agreement (the “Separation Agreement”) that affected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution. The Separation Agreement provides that we will indemnify SkyTerra and its affiliates against potential losses based on, arising out of or resulting from:

•

the ownership or the operation of the assets or properties transferred to us under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, us, whether in the past or future;

•	any other activities we engage in;

•	any guaranty or keep well of or by SkyTerra provided to any parties with respect to any of our actual or contingent obligations;

•

certain claims for violations of federal securities laws that could arise out of or relate to the business of SkyTerra, provided that any claims based on this indemnity are initiated prior to one year following a change of control of SkyTerra and that we are not indemnifying SkyTerra in respect of matters in respect of which it has expressly indemnified us or for violations which result from information provided to SkyTerra by Mobile Satellite Ventures LP or TerreStar Networks, Inc.;

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

Fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of HNS and the broadband satellite industry;

•	increased competition in the broadband satellite industry;

•	competition in the North America and International VSAT segments and the Telecom Systems segment; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

Future sales of our shares could depress the market price of our common stock.

We may, in the future, sell additional shares of our common stock to raise capital, which could result in substantial dilution and a decrease in the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

At December 31, 2007, we had 19,195,972 shares of our common stock outstanding. All such shares are freely tradable without restriction under the Securities Act except for any such shares held at any time by any of our “affiliates,” as such term is defined under Rule 144 promulgated under the Securities Act. In connection with the Distribution, certain holders of stock options to purchase shares of SkyTerra’s common stock received stock options to purchase our common stock under the HCI 2006 Equity and Incentive Plan. The exercise price of such options would be the closing price of our common stock on the date of grant. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued or reserved for issuance under our 2006 Equity and Incentive Plan. Accordingly, shares of common stock registered under any such registration statement and issued upon exercise of such stock options will be available for sale in the open market, unless such shares of common stock are subject to vesting restrictions.

We may also have to issue additional shares of our common stock to satisfy the Class B Units of HNS, which may, to the extent vested, be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of the vested Class B Units tendered for exchange, divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. In addition, in July 2008, we will issue additional shares of our common stock to satisfy the HNS bonus units, which may, to the extent vested, be exchanged for our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, are creating uncertainty for companies such as ours. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from assisting HNS and our other businesses in revenue-generating activities to compliance activities, which could harm our business prospects.

We do not plan to pay dividends on our common stock and consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on our common stock for the foreseeable future and do not plan to pay dividends on our common stock. In addition, the agreements governing HNS’ outstanding indebtedness limit our ability to pay dividends on our common stock. Your only opportunity to achieve a positive return on your investment for the foreseeable future may be if the market price of our common stock appreciates.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. In addition, our board may issue additional shares of common stock without any further vote or action by our common stockholders, which would have the effect of diluting common stockholders. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. In addition, the Delaware General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of us.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International very small aperture terminal (“VSAT”) segments. The following table sets forth our owned and leased properties as of December 31, 2007.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	77,800	Engineering, office space
Gurgaon, India*	Leased	58,000	Corporate headquarters (India), shared hub, operations, Warehouse
Las Vegas, Nevada*	Leased	37,100	Shared hub, backup network operation and control center SPACEWAY
Gaithersburg, Maryland	Leased	36,100	Warehouse
Griesheim, Germany*	Leased	36,100	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Milton Keynes, United Kingdom	Leased	18,000	Corporate headquarters and operations (Europe)
Barueri, Brazil*	Leased	16,400	Warehouse, shared hub
Southfield, Michigan*	Leased	15,000	Shared hub
Delhi, India	Leased	8,900	Office, warehouse
Sao Paulo, Brazil	Leased	6,700	Office space
Kolkata, India	Leased	6,300	Warehouse
Mumbai, India	Leased	5,600	Warehouse, office space
Alexandria, Virginia	Leased	5,000	Warehouse
Bangalore, India	Leased	4,300	Warehouse
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,700	Sales, marketing
Jakarta, Indonesia	Leased	1,100	Sales, marketing, operations
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Irving, Texas	Leased	280	Sales
Englewood, Colorado	Leased	250	Gateway
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

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

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the International VSAT segment primarily to China. As part of the consent agreement, which applies to HNS, one of its subsidiaries was debarred from conducting certain international business, although HNS may seek reinstatement in the future. In addition, HNS was required to enhance its export compliance program to avoid future infractions.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch’s purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch’s wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying Consolidated Balance Sheets, in anticipation of the refund from Sea Launch.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) Global Select Market under the symbol “HUGH” on January 1, 2008. From September 22, 2006 to December 31, 2007, our common stock was traded on the NASDAQ Global Market under the symbol “HUGH”. From February 22, 2006 through September 21, 2006, our common stock was traded on the Over-The-Counter Bulletin Board under the symbol “HGCM.” Prior to February 22, 2006, our common stock was not traded on any public trading market. The following table shows the high and low sale prices per share of our common stock:

	High	Low
Year Ended December 31,
2006:
First quarter	$46.00	$21.00
Second quarter	$43.00	$31.50
Third quarter	$45.02	$29.75
Fourth quarter	$47.49	$35.17

2007:
First quarter	$49.33	$40.35
Second quarter	$54.36	$45.99
Third quarter	$55.99	$42.83
Fourth quarter	$61.00	$47.48

The closing sale price of our common stock as reported on the NASDAQ on March 4, 2008 was $45.91 per share. At that date, there were 872 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock, and we do not anticipate or intend to pay cash dividends on our common stock for the foreseeable future. We are a holding company and our principal assets are membership interests of HNS and cash. In the event that we choose to pay dividends, we would be primarily reliant on distributions or dividends from our subsidiaries to pay such dividends. The ability of HNS to pay us distributions or transfer funds or other assets is subject to the terms of HNS’ debt agreements which, among other things, limit the ability of HNS and certain of its subsidiaries to pay dividends or distributions or transfer funds or other assets to us. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our financial condition, earnings, cash requirements and legal requirements.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock compared with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period from February 23, 2006 (the date our common stock began trading on a national market) through December 31, 2007. The comparison assumes the investment of $100 on February 23, 2006 in our common stock and each of the foregoing indices and reinvestment of all dividends.

Cumulative Total Returns

$100 Invested at February 23, 2006

	February 23, 2006	December 31, 2006	December 31, 2007
Hughes Communications, Inc.	$100.00	$186.48	$218.44
NASDAQ Composite Index	$100.00	$105.97	$116.36
NASDAQ Telecommunications Index	$100.00	$115.13	$125.69

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data. The Company’s historical consolidated financial data for the years ended or as of December 31, 2005, 2004 and 2003 are derived from SkyTerra’s audited financial statements. Our consolidated balance sheets data and statement of operations data for the years ended or as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included in this report. The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results attributable to the businesses and assets retained by SkyTerra, in accordance with EITF 02-11. Accordingly, future reports will continue to reflect HNS’ historical results (through December 31, 2005) under the equity method and will also reflect the historical results through the date of the Distribution attributable to Mobile Satellite Ventures LP and other assets and liabilities retained by SkyTerra.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share)
Consolidated statements of operations data:
Revenues	$970,648	$858,699	$615	$2,117	$699
Income tax expense (benefit)	$5,337	$54,110	$(50,334)	$-	$-
Income (loss) from continuing operations	$43,540	$(39,310)	$59,220	$19,126	$(1,929)
Net income (loss) attributable to common stockholders	$43,540	$(40,567)	$49,356	$7,248	$(10,405)
Basic net earnings (loss) per common share:
Continuing operations	$2.31	$(2.44)	$5.59	$1.22	$(1.52)
Discontinued operations	-	0.01	0.01	(0.26)	0.16

Basic net earnings (loss) per common share	$2.31	$(2.43)	$5.60	$0.96	$(1.36)

Diluted net earnings (loss) per common share:
Continuing operations	$2.26	$(2.44)	$5.33	$1.16	$(1.52)
Discontinued operations	-	0.01	0.01	(0.24)	0.16

Diluted net earnings (loss) per common share	$2.26	$(2.43)	$5.34	$0.92	$(1.36)

Consolidated balance sheet data:
Total assets	$1,129,837	$931,644	$205,337	$154,570	$98,099
Long-term obligations	$584,287	$487,269	$-	$-	$-
Series A Redeemable Convertible Preferred Stock, net	$-	$-	$93,100	$88,706	$80,182
Stockholder’s equity (deficit)	$262,361	$215,389	$98,385	$45,378	$(616)

Ratio of earnings to fixed charges	1.6x	1.3x	*	507.6x	*
Deficiency of earnings to fixed charges			$(6,986)		$(399)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws; between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

As a result of the January 2006 Transaction, as described below, our business has changed materially. For the periods following the January 2006 Transaction, we include the financial position and operating results of Hughes Network Systems, LLC (“HNS”), our wholly-owned subsidiary, in our consolidated financial statements. For the periods prior to the January 2006 Transaction, the Company’s results are derived from the audited financial statements of SkyTerra Communications, Inc. (“SkyTerra”), including the results of the business and assets retained by SkyTerra through February 21, 2006, the date of the Distribution, as described below. From April 22, 2005 (the date of the April 2005 Transaction, as described below) through December 31, 2005, we recorded our investment in HNS using the equity method of accounting.

Overview

Hughes Communications, Inc. (“HCI,” “the Company,” “we,” “us,” and “our”) operates its business primarily through HNS, our wholly-owned subsidiary, a telecommunications company. We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet access provider to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

We operate in four business segments—the North America very small aperture terminals (“VSAT”) segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

This report includes the annual report Form 10-K of HNS as Exhibit 99.1 as we believe that these are meaningful disclosures since prior to the January 2006 Transaction, our results of operations did not reflect HNS’ results of operations on a consolidated basis, and HNS represents our principal business.

Significant Transactions

Through a series of transactions from 2005 to 2006, we acquired the businesses that we owned as of December 31, 2007. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra Communications, Inc. (“SkyTerra”) acquired 50% of HNS’ Class A membership interests (the “April 2005 Transaction”) from DTV Network Inc. (“DTV Networks”), a wholly owned subsidiary of DIRECTV Group, Inc. (“DIRECTV”). The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. On December 31, 2005, pursuant to a separation agreement between us and SkyTerra (the “Separation Agreement”), see discussion under “—Separation Agreement”), SkyTerra contributed to us its 50% ownership of HNS’ membership interest, among other things, and we became HNS’ managing member;

•	On October 12, 2005, we acquired Series A preferred shares of Hughes Systique Corporation for $3.0 million.

•	On December 31, 2005, pursuant to the Separation Agreement, SkyTerra contributed to us the following:

-	its 50% ownership of HNS’ voting, or Class A, membership interests;

-	its interests in Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

-	its interests in AfriHUB LLC (“AfriHUB”), a discontinued business;

-	its interests in certain minority investments in Navigauge, Inc., Miraxis, LLC, a discontinued business, Mainstream Data, Inc., Edmunds Holdings, Inc. and Data Synapse, Inc.; and

-	cash and short-term investments.

•

On January 1, 2006, we completed our purchase of the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash (the “January 2006 Transaction”) pursuant to a membership interest purchase agreement we entered into with DIRECTV on November 10, 2005. To finance the purchase, we borrowed $100.0 million from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). The loan was repaid in March 2006 following the completion of the rights offering conducted by us. As a result of the January 2006 Transaction, we own 100% of HNS’ the Class A membership interests, and our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

•

On February 21, 2006, SkyTerra distributed all of our outstanding common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders (the “Distribution”). As the result, SkyTerra was separated into two publicly traded companies: SkyTerra and HCI. Following the Distribution, SkyTerra no longer owns any of our capital stock; however, SkyTerra’s controlling stockholder at the time of the Distribution, Apollo, became our controlling stockholder. Following the Distribution, SkyTerra retained its interest in its other assets, including cash and investments.

Notwithstanding the legal form of the Distribution, the Distribution was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs”. Accordingly, the Company was considered the divesting entity and was treated as the “accounting successor” to SkyTerra for financial reporting purposes and SkyTerra was treated as if it had been distributed by the Company. This treatment was required because, among other things; (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s results through December 31, 2005 are those previously reported by SkyTerra, including the results of the business and assets retained by SkyTerra in accordance with EITF 02-11. The Company’s results for periods beginning on or after January 1, 2006, the date on which the Company completed the January 2006 Transaction, included the results of the business and assets retained by SkyTerra through the Distribution data and reflected HNS’ results of operations.

•

On March 27, 2006, we closed our rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with the rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from the Apollo Stockholders. The proceeds of the rights offering were used to repay the short-term debt financing obtained from the Apollo Stockholders.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly traded companies: (i) Hughes Communications, Inc., which consists of, among other things, the assets, liabilities and operations associated with HNS and ESP and certain minority investments in entities including Mainstream Data, Inc., Edmunds Holdings, Inc., Data Synapse, Inc. and Hughes Systique, along with all of SkyTerra’s cash, cash equivalents and marketable securities, excluding $12.5 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, which consists of the assets and liabilities associated with SkyTerra’s interest in Mobile Satellite Ventures LP (“MSV”) and SkyTerra’s stake in TerreStar Networks, Inc. (“TerreStar Networks”), $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to SkyTerra’s Series A Preferred Stock.

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

Separation Agreement

We have entered into the Separation Agreement with SkyTerra effective December 31, 2005, which affected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to MSV and TerreStar Networks, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to SkyTerra’s Series A Preferred Stock, became our assets and liabilities. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in MSV and TerreStar Networks to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved. Furthermore, the Company has a tax sharing agreement with SkyTerra that governs the allocation of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, between the Company and SkyTerra for all taxable periods ended or on the Distribution date.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2007, 2006 and 2005, we generated a net income of $43.5 million, a net loss of $40.6 million and a net income of $49.4 million, respectively. We expect our long-term results of operations to improve over time as we continue to focus our investments in technology, further develop and expand our Consumer group and commence operations of our SPACEWAY network.

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

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs, related to hardware and associated marketing costs. At December 31, 2007, we had a Consumer customer base of approximately 379,900 subscribers that generated revenues of $331.1 million.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we successfully launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) on August 14, 2007 and plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We anticipate that SPACEWAY 3 will expand our business significantly by increasing our addressable market in the enterprise and Consumer markets and allow us to offer our customers faster communication rates. In addition, we expect to reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses. However, we will incur startup costs associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services, and network solutions in the North America VSAT, International VSAT and Telecom Systems segments. Consistent with this strategy to grow the Company and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

On February 4, 2008, the Company completed the acquisition of Helius for up to $30.5 million as the result of the merger agreement the Company entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). In February 2008, subsequent to the acquisition, the Company transferred its ownership of Helius to HNS. Helius will operate within our North America VSAT segment, due to the nature of its business activities, its customer base and similarities with the North America enterprise business. For further discussion of this acquisition, see Note 23 to the Company’s audited consolidated financial statements included in Item 8 of this report.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV. As a result, we launched our new brand name, HughesNet™, in April 2006 and have completed the transition from DIRECWAY® to HughesNet. The total cost of introducing and implementing the new brand name was approximately $1.5 million.

Broadband Market Focus—In 2006, our results of operations were negatively impacted by our decision to shift our primary focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a charge in the second quarter of 2006 of $11.9 million for excess or obsolete inventories to reduce net book value of the narrowband products to their net realizable value, and substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold and primarily related to the North America VSAT segment.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other. Within the North America VSAT segment, sales can be attributed to the Consumer group and the Network Equipment and Services group. Within the International VSAT segment, sales can be attributed to the Network Equipment and Services group. Our Telecom Systems segment sales can be attributed to the Mobile Satellite Systems group, including development services and equipment provided to HTI and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our North America and International VSAT segments, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into a service contract with a two- to five-year duration and our Consumer customers enter into a 15 to 24 month contract. We bill and recognize service revenues on a monthly per site basis. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer customers. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity

•     Provide basic transport, intranet connectivity services and internet service provider services

•     Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transaction, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services

•     Provide one-stop turnkey suite of bundled services that include terrestrial and satellite networks

•     Include network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted application

•     Provide internet connectivity and hosted customer-owned and managed applications on our network facilities

•     Provide the customer application services developed by us or in conjunction with our service partners

•     Include internet access, e-mail services, web hosting and online payments

Digital media services	• Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	• Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our Consumer customers, they can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer customers. The North American and International Network Equipment and Services groups hardware revenues are derived from network operating centers, radio frequency terminals (earth stations), VSAT, components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—We operate our business primarily through HNS. For the year ended December 31, 2005, our results are derived from SkyTerra’s audited financial statements. We believe it is meaningful that the market trends impacting our revenues include only information for the years ended December 31, 2007 and 2006 as our results of operations did not reflected HNS’ results on a consolidated basis prior to the January 2006 Transaction.

The following table presents our revenues by end market for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,		Variance
	2007	2006	Amount	%
Revenues:
Services	$537,688	$440,450	$97,238	22.1%
Hardware sales	432,960	418,249	14,711	3.5%

Total revenues	$970,648	$858,699	$111,949	13.0%

Revenues by segments:
North America VSAT:
Consumer	$331,129	$292,336	$38,793	13.3%
Network Equipment and Services	284,587	281,531	3,056	1.1%

Total North America VSAT	615,716	573,867	41,849	7.3%

International VSAT:

Network Equipment and Services	214,833	193,370	21,463	11.1%

Telecom Systems:
Mobile Satellite Systems	126,292	71,383	54,909	76.9%
Terrestrial Microwave	13,234	19,605	(6,371)	(32.5)%

Total Telecom Systems	139,526	90,988	48,538	53.3%

Corporate and Other	573	474	99	20.9%

Total revenues	$970,648	$858,699	$111,949	13.0%

Revenue from our Consumer group increased by 13.3% for the year ended December 31, 2007 compared to the same period in 2006. At December 31, 2007, our Consumer subscriber base grew by 52,400 subscribers to 379,900 subscribers compared to December 31, 2006. During 2007, we averaged approximately 12,000 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.26%. The average revenue per unit (“ARPU”) for the year ended December 31, 2007 increased by 3.3% to $62 compared to the same period in 2006. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans aimed at Consumer customers’ broadband access needs; and (iii) enhancement in the performance capabilities of our service offerings. The Consumer market is very competitive, and we expect to continue to experience pricing pressure on our hardware offerings.

Revenue from our North American Network Equipment and Services group for the year ended December 31, 2007 increased by 1.1% to $284.6 million compared to same period in 2006. We expect future revenue growth will be driven by an increase in sales of equipment and services when our SPACEWAY 3 satellite is placed in service.

Revenue from our international Network Equipment and Services group for the year ended December 31, 2007 increased by 11.1% to $214.8 million compared to the same period in 2006, primarily as a result of growth in business at our foreign subsidiaries. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions in our managed network service offerings.

Revenue from our Mobile Satellite Systems group for the year ended December 31, 2007 grew by 76.9% to $126.3 million compared to the same period in 2006. Contributing to this growth was increased engineering efforts on new projects involving automotive telematics solutions and the development of ground based beam forming technology which allows sharing of bandwidth between terrestrial and satellite applications as well as expansion projects for our legacy customers. We expect that our Mobile Satellite Systems group revenues will continue to fluctuate quarterly due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. We believe this is the growth area of the mobile satellite industry that provides the Company with opportunities to expand our Mobile Satellite Systems group. Revenue from our Terrestrial Microwave group for the year ended December 31, 2007 decreased by 32.5% to $13.2 million compared to the same period in 2006, due to the completion of major mobility and maintenance projects in 2006 and delays in the rollout of new systems in 2007. We anticipate that revenues of this business will fluctuate quarterly as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed operators for backhauling their cellular telephone sites and ethernet networks to their switching centers.

Revenue Backlog—At December 31, 2007 and 2006, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding Consumer customers, was $751.8 million and $604.8 million, respectively. We expect to realize our revenue backlog as follows: $383.2 million in 2008, $173.9 million in 2009, $90.5 million in 2010, $22.7 million in 2011 and $81.5 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have historically signed contracts with our Consumer customers for 15 to 24 months, we do not include these contractual commitments in our backlog. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer customers.

Cost of Services—Our cost of services relate to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during 2007 and 2006 despite the increasing traffic on our network, because we were able to consolidate certain components of our network to contain costs. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service (FSS) providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International VSAT and Telecom Systems segments to third party contract manufacturers. Our cost of hardware relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to the VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes depreciation of the installed equipment under the VSAT operating leases over the life of the lease. Under the terms of new operating lease arrangements in which we do not have a continuing obligation to perform, the cost of hardware products sold per unit of equipment sold will initially be higher compared to the operating lease arrangement in which we do have a continuing obligation to perform because we recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally for two to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Prior to the fourth quarter of 2005, HNS had an arrangement with a third party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, HNS retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, HNS did not recognize a sale of the equipment at the time of such transactions since HNS retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, HNS has received nominal claims from customers for Non-Performance Events and has not been required to make any indemnification payments for a Non-Performance Event. HNS does not maintain a reserve for Non-Performance Events as it believes the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given its ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which HNS had a continuing obligation to perform, HNS received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from the customers for the installed equipment used to provide services to the customers. At such time, HNS recognized a liability to the financial institution, which HNS refers to as VSAT hardware financing reflected in its financial statements as debt. The amount of the debt recorded initially is the proceeds received from the financial institution, which is equivalent to the selling price of the installed equipment used to provide services to the customer. HNS records interest expense on a month-to-month basis relating to the VSAT hardware financing and structures these lease arrangements such that amounts HNS receives from its customers under their customer service agreements provide HNS with the necessary funds to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as HNS recognizes revenue from its customers under their contracts, it also records interest expense and a reduction of the VSAT hardware financing liability as payments are made to the financing institution. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract, not at inception of the lease. Upon entering into these leases for which HNS have had a continuing performance obligation, HNS capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, HNS entered into a new lease financing arrangement, under which it does not have a continuing obligation subject to a Non-Performance Event, with the third party financial institution. Under the new arrangement, HNS receives cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, since there is no continuing involvement, HNS records revenue upon the transfer of title instead of on a monthly basis over the term of the operating lease and expenses the cost of the hardware as an element of cost of hardware products sold, rather than capitalize it.

During 2007 and 2006, we recognized $22.5 million and $10.2 million, respectively, of hardware sales under the terms of the new arrangement. In situations where HNS leases its VSAT hardware to the customer instead of selling to the customer outright, HNS expects to primarily offer leases without a continuing obligation to the financial institution. However, results of future periods will also be impacted by the accounting treatment for leases in which HNS has a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether it does or does not have a continuing performance obligation under the associated equipment financing lease.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers) and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Selected Segment Data

Our operations are comprised of four segments: (i) the North America VSAT segment, which consists of the Consumer group and the Network Equipment and Services group; (ii) the International VSAT segment, which consists of the Network Equipment and Services group; (iii) the Telecom Systems segment, which consists of the Mobile Satellite Systems group and the Terrestrial Microwave group; and (iv) the Corporate and Other segment which consists of ESP’s business, various minority investments held by the Company as well as our corporate offices and assets not specifically related to another business segment. The following tables set forth our revenues and operating income (loss) for our primary segments (in thousands):

	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Amount	%	Amount	%
Revenues by segments:
North America VSAT	$615,716	$573,867	$-	$41,849	7.3%	$573,867	*
International VSAT	214,833	193,370	-	21,463	11.1%	193,370	*
Telecom Systems	139,526	90,988	-	48,538	53.3%	90,988	*
Corporate and Other	573	474	615	99	20.9%	(141)	(22.9)%

Total revenues	$970,648	$858,699	$615	$111,949	13.0%	$858,084	*

Operating income (loss) by segments:
North America VSAT	$44,259	$35,625	$-	$8,634	24.2%	$35,625	*
International VSAT	19,637	3,178	-	16,459	517.9%	3,178	*
Telecom Systems	25,911	18,871	-	7,040	37.3%	18,871	*
Corporate and Other	(6,171)	(5,032)	(9,299)	(1,139)	(22.6)%	4,267	45.9%

Total operating income (loss)	$83,636	$52,642	$(9,299)	$30,994	58.9%	$61,941	*

* Percentage not meaningful. Results of Operations Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Revenues
				Year Ended December		Variance
(Dollars in thousands)				2007	2006	Amount	%
Services				$537,688	$440,450	$97,238	22.1%
Hardware sales				432,960	418,249	14,711	3.5%

Total revenues				$970,648	$858,699	$111,949	13.0%

% of revenue to total revenues:
Services				55.4%	51.3%
Hardware sales				44.6%	48.7%

Services Revenues

Our services revenue is primarily generated by our North America VSAT segment. The growth in services revenues was attributable to a revenue increase in the Consumer group of $48.8 million to $267.1 million in 2007 compared to $218.3 million in 2006, primarily as a result of increases in the subscriber base. At December 31, 2007, the total subscriber base increased by approximately 52,400 subscribers to approximately 379,900 subscribers compared to 327,500 at December 31, 2006. ARPU increased by 3.3% to $62 for the year ended

December 31, 2007 from $60 for the year ended December 31, 2006. In addition, services revenue from our International VSAT segment increased by $28.7 million to $109.8 million in 2007 from $81.1 million in 2006, mainly resulting from higher revenues of: (i) $7.9 million from our Brazil operations as the number of sites under service increased to approximately 7,000 as of December 31, 2007 from approximately 4,700 as of December 31, 2006; (ii) $5.3 million from enterprise customers in India; and (iii) $17.3 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006 and the commencement of services on a new, multi-year contract for a large lottery operator in the United Kingdom. Partially offsetting the increase in services revenue from our International VSAT segment was a $1.5 million reduction in U.S. source services provided directly to our international customers. The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $20.7 million to $23.0 million in 2007 compared to $2.3 million in 2006, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI.

Hardware Sales

The increase in hardware sales was mainly driven by an increase in hardware sales from our Telecom Systems segment of $27.8 million to $116.5 million in 2007 compared to $88.7 million in 2006. The increase resulted from higher hardware sales in the Mobile Satellite System group of: (i) $16.2 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large mobile satellite operator in the United Arab Emirates; (ii) $12.8 million in connection with contracts for the design, development and supply of satellite base stations and the integration of ground based beam forming projects; and (iii) $5.2 million in engineering activities related to a new contract with a mobile satellite operator for the design of a terrestrial baseband chipset. Offsetting the increase in hardware sales was a reduction of $6.4 million from the Terrestrial Microwave group, primarily due to the completion of a development contract for a major telecommunications company in 2006.

Offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $5.8 million to $211.4 million in 2007 compared to $217.2 million in 2006. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.0 million to $64.0 million in 2007 compared to $74.0 million in 2006, resulting from changes in pricing plans in response to competitive pressures. The decrease in hardware sales was offset by a revenue increase of $4.2 million related to enterprise and government contracts from our North American Network Equipment and Services group as a result of successful efforts to develop this market.

Further offsetting the increase was a decrease in hardware sales from our International VSAT segment of $7.3 million to $105.0 million in 2007 compared to $112.3 million in 2006. The decrease was primarily due to a reduction of $12.4 million in sales to the Latin America region as a result of the completion of terminal deliveries on a large, e-education program in Mexico, offset by a $5.1 million increase in shipments to enterprise and HughesNet Fusion customers in India.

Costs of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Cost of services	$356,306	$309,698	$46,608	15.0%
Cost of hardware products sold	355,475	327,708	27,767	8.5%

Total cost of revenues	$711,781	$637,406	$74,375	11.7%

Services cost as a % of services revenues	66.3%	70.3%
Hardware cost as a % of hardware revenues	82.1%	78.4%

Cost of Services

The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer group and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $23.8 million in 2007 compared to 2006. In addition, our costs of services increased by: (i) $11.5 million across our international service businesses in Europe, India, and Brazil due to an increase in the number of sites under service; (ii) $12.6 million in engineering service costs to support development activities provided to HTI; and (iii) $2.1 million in higher depreciation and amortization expense. Offsetting the increase in cost of services was a reduction of $4.0 million associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV.

Cost of Hardware Products Sold

The increase in cost of hardware products sold was mainly due to an increase in costs incurred from our Telecom Systems segment of $28.1 million to $87.7 million in 2007 compared to $59.6 million in 2006, corresponding with the increase in hardware products sold in 2007. The increase was primarily due to higher engineering and production costs of $30.8 million related to contracts in the Mobile Satellite Systems group, which was offset by a decrease in cost of hardware products sold of $1.9 million in our Terrestrial Microwave group.

Offsetting the increase in cost of hardware products sold was a small net reduction of $0.3 million in 2007 from our North America and International VSAT segments to $267.8 million in 2007 compared to $268.1 million in 2006. Total terminals shipped at December 31, 2007 increased by approximately 12,000 terminals to approximately 295,000 compared to approximately 283,000 terminals at December 31, 2006, resulting in higher cost of sales for hardware and higher installation activity and installation support of $3.1 million. Shipments of our broadband satellite systems in 2007 also increased as the launch of the HUGHES® HX System in late 2006 resulted in an increase of 25 Network Operations Centers shipped to small-to-medium-size enterprises in our International Network Equipment and Services group. In addition, SFAS No. 86 software amortization costs increased by $1.4 million due to additional amortization for software projects previously completed. The increase in cost of hardware products sold were offset by a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market and a decrease in hardware revenue.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Selling, general and administrative expense	$152,051	$139,449	$12,602	9.0%
% of revenue	15.7%	16.2%

Selling, general and administrative expense increased primarily due to higher costs of $3.8 million related to marketing expense and $3.5 million related to our international subsidiaries. In addition, the increase was also attributable to a $2.8 million cost reduction related to the settlement of a purchase commitment for external software services in 2006.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Research and development	$17,036	$23,058	$(6,022)	(26.1)%
% of revenue	1.8%	2.7%

The decrease in research and development (“R&D”) was due to the assignment of engineers to non-R&D activities such as customer funded programs and to other software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

Operating Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Operating income	$83,636	$52,642	$30,994	58.9%
% of revenue	8.6%	6.1%

Operating income improved as a result of an increase in 2007 revenues of $111.9 million, with gains primarily in the Consumer group and the Mobile Satellite Systems group. The increase in revenues was partially offset by higher operating costs of $81.0 million in 2007, primarily attributable to an increase in costs of sales to correspond with increase in revenues.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Interest expense	$43,775	$47,791	$(4,016)	(8.4)%

Interest expense primarily relates to the $450 million unsecured senior notes (“Senior Notes”), VSAT hardware financing and various borrowings by our foreign subsidiaries. The decrease in interest expense was attributable to increased capitalization of interest related to the increased construction in process associated with the SPACEWAY program in 2007, a prepayment penalty associated with the April 2006 refinancing, lower lease interest expense associated with our North American Equipment and Services group in 2007 and a loan from Apollo in 2006. Partially offsetting the decrease in interest expense was higher interest expense due to the incurrence of a full year of interest on the Senior Notes in 2007, the interest on the Term Loan Facility and higher interest costs associated with our foreign subsidiaries in 2007 compared to the same period in 2006.

Interest and Other Income, Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Interest income	$9,527	$9,640	$(113)	(1.2)%
Other income, net	242	2,323	(2,081)	(89.6)%

Total interest and other income, net	$9,769	$11,963	$(2,194)	(18.3)%

The decrease in total interest and other income, net was primarily due to a reduction in other income, net of $2.1 million, primarily related to a gain in connection with a non-operating settlement of an exchange of equity related to an Indian subsidiary in 2006.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Income tax expense	$5,337	$54,110	$(48,773)	(90.1)%

Income tax expense decreased primarily due to the gain on the Distribution and the utilization of the deferred tax asset recorded as of December 31, 2005. In 2007, our income tax expense was primarily related to income earned by our international subsidiaries in Brazil, India and Europe and the estimated domestic state income taxes.

For the year ended December 31, 2006, income tax expense increased primarily due to the gain on the Distribution and included the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense included taxes on income earned by our subsidiaries in India and Brazil and estimated domestic state income taxes. For the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which were expected to be utilized to offset the Federal taxable income on the Distribution.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Services	$440,450	$615	$439,835	*
Hardware sales	418,249	-	418,249	*

Total revenues	$858,699	$615	$858,084	*

% of revenue to total revenues:
Services	51.3%	100.0%
Hardware sales	48.7%	0.0%

*	Percentage not meaningful

Services Revenues

The increase in services revenues was due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ services revenues in 2006 were $440.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC for the year ended December 31, 2007, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Hardware Sales

We did not sell hardware products prior to our acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Costs of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Cost of services	$309,698	$326	$309,372	*
Cost of hardware products sold	327,708	-	327,708	*

Total cost of revenues	$637,406	$326	$637,080	*

Services cost as a % of services revenues	70.3%	53.0%
Hardware cost as a % of hardware revenues	78.4%	0.0%

*	Percentage not meaningful

Cost of Services

The increase in cost of services was due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ cost of services in 2006 was $309.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Cost of Hardware Products Sold

There was no cost of hardware products for the year ended December 31, 2005 as we did not sell hardware products prior to our acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which Form 10-K is included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the year ended December 31, 2006 and 2005.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Selling, general and administrative expense	$139,449	$9,588	$129,861	*
% of revenue	16.2%	*

*	Percentage not meaningful

The increase in selling, general and administrative expense was primarily due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ sales, general and administrative expense was $134.1 million for the year ended December 31, 2006. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Research and development	$23,058	$-	$23,058	*
% of revenue	2.7%	*

*	Percentage not meaningful

There were no research and development expense prior to the January 1, 2006 acquisition of HNS. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

Amortization of Intangibles

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Amortization of intangibles	$6,144	$-	$6,144	*
% of revenue	0.7%	*

*	Percentage not meaningful

The Company had no intangible assets prior to January 1, 2006 acquisition of HNS. As a result of the January 2006 Transaction, we have recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141.

Operating Income (Loss)

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Operating income (loss)	$52,642	$(9,299)	$61,941	*
% of revenue	6.1%	*

*	Percentage not meaningful

The increase in operation income (loss) was primarily due to the consolidation of HNS into our results of operations in connection with the January 2006 Transaction. HNS’ operating income for the year ended December 31, 2006 was $57.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K filed by HNS with the SEC related to the year ended December 31, 2006, which is also included as Exhibit 99.1 hereto, for a comparison of HNS’ results of operations for the years ended December 31, 2006 and 2005.

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

Equity in Loss of Mobile Satellite Ventures LP

In 2006 and 2005, we recorded expense of $1.5 million and $9.5 million, respectively, relating to our proportionate share of MSV’s net loss. Our share of the loss in 2006 is our proportionate share through the date of the Distribution, as we distributed our interest in MSV to SkyTerra on that date.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Interest expense	$47,791	$-	$47,791	*

*	Percentage not meaningful

Interest expense in 2006 primarily consisted of $46.0 million of interest on debt incurred by HNS and $1.7 million of interest paid to Apollo in connection with the $100.0 million loan from Apollo to finance the January 2006 Transaction. Of the $46.0 million of interest expense incurred by HNS, $43.6 million is primarily attributable to interest expenses associated with the Senior Notes, the first and second lien term bank debt, VSAT lease financing, prepayment penalty on the second lien term bank debt and net of capitalized interest. The Company had no interest expense in 2005.

Interest and Other Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Interest income	$9,640	$1,436	$8,204	*
Other income, net	2,323	877	1,446	*

Total interest and other income, net	$11,963	$2,313	$9,650	*

*	Percentage not meaningful

The increase in total interest and other income for the year ended December 31, 2006 was primarily attributable to an increase in interest income earned on the cash acquired in the January 2006 Transaction and $1.8 million in gain on receipt of equity from an unconsolidated affiliate.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Income tax expense (benefit)	$54,110	$(50,334)	$104,444	*

*	Percentage not meaningful

For the year ended December 31, 2006, income tax expense increase related primarily to the gain on the Distribution and included the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense included taxes on income earned by our subsidiaries in India and Brazil and estimated domestic state income taxes. For the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which were expected to be utilized to offset the Federal taxable income on the Distribution.

Pursuant to a private letter ruling issued by the Internal Revenue Service (“IRS”) and a closing agreement entered into by the IRS and SkyTerra with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during the period from June 5, 1999 through December 31, 2004, we expect that SkyTerra’s net operating loss carryforwards (a portion of which became our net operating loss carryforwards following the Distribution) will not be subject to limitation and, therefore, will be available to offset future taxable income if such taxable income is generated in a period prior to the expiration of or other limitation on such net operating loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra generated significant taxable income in 2006 for Federal and state income tax purposes.

Discontinued Operations

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Loss from discontinued operations	$(43)	$(956)	$913	95.5%
Gain on sale of discontinued operations	240	1,061	(821)	(77.4)%

Total discontinued operations	$197	$105	$92	87.6%

For the year ended December 31, 2006, net gain on discontinued operations primarily resulted from the sale of our interest in AfriHUB on February 20, 2006. In 2005, the net gain was primarily attributable to the gain of $1.1 million from the settlement of Rare Medium, Inc. liabilities for a lesser amount, partially offset by a $1.0 million loss from operations of AfriHUB.

Cumulative Dividends and Accretion of Convertible Preferred Stock to Liquidation Value

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Cummulative dividends and accretion of convertible preferred stock	$1,454	$9,969	$(8,515)	(85.4)%

In 2006 and 2005, we recorded dividends and accretion of $1.5 million and $10.0 million, respectively, related to amounts payable quarterly on SkyTerra’s Series A Preferred Stock and to accretion of the carrying amount of the Series A Preferred Stock to its $100 per share face value redemption amount over 13 years. The amount recorded in 2006 represents the amount recognized through the date of the Distribution when the Preferred Stock was distributed to SkyTerra.

Liquidity and Capital Resources

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$93,515	$90,173	$3,342	3.7%
Investing activities	$(156,670)	$(173,328)	$(16,658)	(9.6)%
Financing activities	$93,324	$168,679	$(75,355)	(44.7)%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2007 was primarily due to the increase in net income of $82.7 million for 2007 compared to 2006. The improvement in net cash provided by operating activities was offset by a $2.7 million reduction in depreciation and amortization, a $1.5 million reduction in equity losses from unconsolidated affiliates and a decrease of $78.2 million resulting from changes in operating assets and liabilities and deferred income taxes. Additionally, there was a $1.8 million increase due to a gain on receipt of investment by a subsidiary in 2006.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2007 was primarily due to an increase in net sales of marketable securities of $179.9 million, offset by increases in capital expenditures, as set forth in the table below, and $12.8 million of cash received, primarily in connection with the January 2006 Transaction.

Capital expenditures for the years ended December 31, 2007 and 2006 are shown as follows (in thousands):

	Year Ended December 31,		Variance
	2007	2006
Capital expenditures:
SPACEWAY program	$190,056	$46,773	$143,283
Other capital expenditures—VSAT	30,330	22,932	7,398
Capitalized software	14,228	16,416	(2,188)
Capital expenditures—other	13,566	7,486	6,080

Total capital expenditures	$248,180	$93,607	$154,573

Net Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2007 decreased by $75.4 million primarily due to a decrease in the level of borrowing activities. For the year ended December 31, 2007, cash provided from financing activities of $93.3 million was comprised primarily of $115 million under the Term Loan Facility in February 2007 partially offset by debt repayments of $24.8 million. For the year ended December 31, 2006 the cash provided from financing activities of $168.7 million was primarily comprised of the proceeds from the issuance of the $450 million Senior Notes and $100 million from the rights offering. The proceeds were partially offset by debt repayments of $364.9 million primarily related to the repayment of debt on the $325 million first and second lien loans and payments related to the VSAT hardware financing.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Net cash provided by (used in):
Operating activities	$90,173	$(6,464)	$96,637	*
Investing activities	$(173,328)	$(954)	$172,374	*
Financing activities	$168,679	$(5,363)	$174,042	*

*	Percentage not meaningful

Net Cash Flows from Operating Activities

We had $214.3 million in cash, cash equivalents and short-term investments as of December 31, 2006, an increase of $186.3 million compared $28.0 million at December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 improved to $90.2 million from a $6.5 million use of cash for the year ended December 31, 2005, an improvement of $96.7 million. As a result of the January 2006 Transaction, we consolidate HNS’ operations beginning January 1, 2006. During the year ended December 31, 2006, we generated a net loss of $39.1 million compared to net income of $59.3 million for the year ended December 31, 2005. During 2005, the Company recorded a $50.3 million income tax benefit as a result of the reversal of the valuation allowance related to the Company’s net operating losses based upon the estimated gain on the Distribution, which was completed in February 2006. In 2006, the Company recorded income tax expense of $54.1 million primarily related to the taxable gain on the Distribution. The decrease in net income (loss) was offset by the change in deferred taxes and the elimination of the equity in earnings of $24.1 million related to HNS, as a result of the January 2006 Transaction. Further, depreciation and amortization increased $48.4 million as a result of including HNS in our operations. Following the completion of the acquisition, working capital decreased primarily as a result of the $24.6 million reduction in receivables and an inventory write-off of $11.9 million as a result of our discontinuation of narrowband products, which contributed to the improvement in cash flows from operating activities. The improvements in accounts receivable were primarily due to management’s increased focus and monitoring as well as expanding collection efforts. As a result, the days sales outstanding in accounts receivable at HNS decreased by approximately 12 days from 78 days at December 31, 2005 to 66 days at December 31, 2006. Further, the inventory turnover ratio at HNS improved to 11.2 turns from 8.8 turns for the respective periods.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 increased by $172.4 million to $173.3 million compared to 2005. The increase resulted primarily from the $77.2 million used for capital expenditures, $16.4 million expenditure for capitalized software and $90.1 million used to purchase short-term investments in 2006 compared to a $53.7 million net source of cash in 2005 resulting from the sale of short-term investments and $1.6 million net reduction in amounts invested in affiliates. Partially offsetting these uses in

2006 was the $50.0 million in cash used in 2005 to purchase the first 50% of the Class A membership interests in HNS. The total cash purchase price for the remaining 50% was $100.5 million. At the date of purchase, HNS had cash of $113.3 million.

Capital expenditures for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	Variance
Capital expenditures:
SPACEWAY program	$46,773	$-	$46,773
Other capital expenditures—VSAT	22,932	-	22,932
Capitalized software	16,416	-	16,416
Capital expenditures—other	7,486	3	7,483

Total capital expenditures	$93,607	$3	$93,604

Net Cash Flows from Financing Activities

Net cash provided by financing activities increased by $174.1 million to a source of $168.7 million for the year ended December 31, 2006 from a use of $5.4 million for the same period in 2005. Cash provided by financing activities in 2006 consisted primarily of $100 million of cash borrowed from Apollo in connection with the acquisition of HNS; the net proceeds of $113.3 million from HNS’ $450 million Senior Notes offering after repayment of $325 million in outstanding term indebtedness, which was further reduced by debt issuance cost of $11.7 million. The loan from Apollo was repaid with the proceeds of the $100 million rights offering completed in 2006. These items were offset by the payments of preferred stock dividends of $1.4 million, a final distribution to SkyTerra of $9.3 million and repayments of VSAT related debt and other revolver and term debt at HNS’ foreign subsidiaries of $39.9 million.

Future Liquidity

As of December 31, 2007, our Cash and cash equivalents and Marketable securities totaled $151.4 million and our total debt was $592.6 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

HNS completed an offering in April 2006 of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors, including the indebtedness under HNS’ secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At December 31, 2007 and 2006, interest accrued on the Senior Notes was $9.0 million.

The Revolving Credit Facility matures on April 22, 2011 and is available for borrowings and for issuance of letters of credit. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at the HNS’ option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. There were no borrowings outstanding with respect to the Revolving Credit Facility. At December 31, 2007, HNS has issued letters of credit totaling $12.6 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2007 was $37.4 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and Revolver Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. Interest expense based on the Swap Agreement of the Term Loan Facility is estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS, the consolidated net assets of HNS at December 31, 2007 and 2006 were $247.5 million and $198.3 million, respectively. We were in compliance with all of our debt covenants at December 31, 2007.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at December 31, 2007 and 2006 were $4.2 million and $4.6 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

The Company and its subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are or will be guarantors of the Senior Notes, the Term Loan Facility and the Revolving Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

The Company completed the acquisition of Helius, Inc. (“Helius”) in February 2008. At the closing of the acquisition, the Company paid $10.5 million and is contingently obligated to pay up to an additional $20.0 million, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, as additional purchase price, subject to Helius achieving the post-closing performance goals as set forth in the Merger Agreement.

On January 9, 2008, we invested an additional $1.5 million in the common equity of Hughes Systique. As a result, we now own approximately 32% of the outstanding shares of Hughes Systique on an undiluted basis. On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded our share of the initial draw in the amount of $0.5 million.

On August 8, 2007, the Company filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In connection with the debt securities of HNS and HNS Finance Corp., we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and HNS Finance Corp. under the debt securities. The registration statement was declared effective by the SEC on November 19, 2007. When there is an offer to sell the securities, we will provide the specific terms of the securities. Any proceeds received from the sale of our securities offered pursuant to the registration statement will be used for the acquisition of a satellite or general corporate purposes. Pending expenditure of the net proceeds, we intend to invest the net proceeds of the offering of the securities received by us in investment-grade and interest-bearing securities.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, ground infrastructure expenditures for SPACEWAY3, new acquisitions, including the subsequent acquisition of Helius and additional investment in Hughes Systique, and initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2008	2009	2010	2011	2012	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
VSAT hardware financing obligations (1)	10,883	5,603	3,003	2,267	1,634	-	23,390
Term loans	1,015	254	-	-	-	115,000	116,269
Revolving loans	2,897	-	-	-	-	-	2,897
Estimated interest payments (2)	53,563	52,464	51,962	51,758	51,579	76,198	337,524
Orbital slot commitment (3)	750	750	750	1,000	1,000	4,000	8,250
Transponder lease obligations	162,785	94,442	49,335	21,819	6,560	4,594	339,535
Leases and other commitment	8,311	4,950	2,436	1,875	1,367	2,458	21,397
Due to affiliates	12,621	-	-	-	-	-	12,621
Due to DIRECTV	20,230	-	-	-	-	-	20,230

Total	$273,055	$158,463	$107,486	$78,719	$62,140	$652,250	$1,332,113

(1)	Principal obligations related to our VSAT hardware financing obligations are funded by payments received from customers under the service agreements with those customers.
(2)

Estimated interest payments were calculated as follows : (i) interest on the Senior Notes was calculated based on the 9 1/2% fixed rate of the Senior Notes (ii) interest on the VSAT hardware financing obligations and term loans debt were calculated based on the applicable rates and payment dates as contained in the debt instruments.

(3)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.

On August 14, 2007, we successfully launched our SPACEWAY 3 satellite. The total estimated cost of completing the satellite construction, launch and other miscellaneous contract costs at December 31, 2007 were approximately $11.3 million, see detail described in Note 22 to the consolidated financial statements included in Item 8 of this report. Additional details regarding these obligations are provided in the notes to our audited consolidated financial statements included in Item 8 of this report.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 22 and Note 23 to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

As of December 31, 2007, we had $29.4 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries' credit facilities. Of this amount, $12.6 million were issued under the Revolving Credit Facility, of which $0.8 million was issued to secure a bond to the Federal Communications Commission; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $12.3 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of our hardware sales occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on our results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Note 21 to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, HNS leased certain VSAT hardware under operating leases to customers which were funded by third party financial institutions. Under the terms of the arrangement, HNS retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, HNS received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and HNS recognized a corresponding liability to the financial institution for those transactions. HNS capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease. Subsequent to the third quarter of 2005, HNS amended its arrangements with the financial institutions financing the VSAT leases, and HNS ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no on going performance obligation.

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

Business Combinations and Intangible Assets

The Company has participated in several significant transactions since April 2005 which have impacted the Company’s financial statements. The Company accounts for business combinations in accordance SFAS No. 141, “Business Combinations.” The acquisition of businesses is an element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

We also review our positions taken or that will be taken on the income tax returns for unrecognized tax benefits, assess whether such unrecognized tax benefits meet the more-likely-than-not threshold, and determine the need to record a FIN 48 liability along with any penalty and interest.

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

Subscriber Acquisition Costs (“SAC”)

The Company’s Consumer group, included in the North America VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. Beginning in May 2007, the Company began to offer only 24 months service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3 to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company's objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At December 31, 2007, the Company had a total of $3.7 million in foreign exchange contracts of which, our Indian subsidiaries had $2.7 million of foreign exchange contracts remaining to be utilized to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2007. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.1 million as of December 31, 2007.

Marketable Securities Risk

The Company has a significant amount of cash that is invested in marketable investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk.

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company's results of operations. Additionally, the Company is subject to variable interest rates on the Term Loan Facility, which closed in February 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The net interest related to the Term Loan Facility and the Swap Agreement is paid quarterly, and is estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 13 to the Company’s audited consolidated financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 4% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of the Company's products contain components whose base raw materials have undergone dramatic cost fluctuations in the last eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through December 31, 2007. However, if the Company is unable to mitigate future increases, increases in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hughes Communications, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Communications, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule, Schedule II–Valuation and Qualifying Accounts. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements of Mobile Satellite Ventures LP (an equity investee), which contributed a loss to income before taxes and discontinued operations of $9,469,000 for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report dated February 22, 2006 expressed an unqualified opinion on those statements (which includes an explanatory paragraph indicating that Mobile Satellite Ventures LP adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities), has been furnished to us, and our opinion, insofar as it relates to such amounts included for Mobile Satellite Ventures LP, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 10, 2008

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$106,933
Marketable securities	17,307	107,320
Receivables, net	209,943	180,955
Inventories	65,754	61,280
Prepaid expenses and other	43,720	39,947

Total current assets	470,816	496,435

Property, net	479,976	312,497
Capitalized software costs, net	47,582	41,159
Intangible assets, net	22,513	30,663
Other assets	108,950	50,890

Total assets	$1,129,837	$931,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,440	$59,391
Short-term borrowings and current portion of long-term debt	14,795	27,210
Accrued liabilities	177,932	124,586
Due to affiliates	12,621	13,119

Total current liabilities	277,788	224,306

Long-term debt	577,761	469,190
Other long-term liabilities	6,526	18,079

Total liabilities	862,075	711,575

Commitments and contingencies

Minority interests	5,401	4,680

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 19,195,972 shares and 19,000,622 shares issued and outstanding as of December 31, 2007 and 2006, respectively	19	19
Additional paid in capital	631,300	626,927
Accumulated deficit	(366,868)	(410,408)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	3,305	(1,147)
Unrealized loss on interest rate swap	(5,482)	-
Unrealized gain (losses) on securities	87	(2)

Total stockholders’ equity	262,361	215,389

Total liabilities and stockholders’ equity	$1,129,837	$931,644

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Services	$537,688	$440,450	$615
Hardware sales	432,960	418,249	-

Total revenues	970,648	858,699	615

Operating costs and expenses:
Cost of services	356,306	309,698	326
Cost of hardware products sold	355,475	327,708	-
Selling, general and administrative	152,051	139,449	9,588
Research and development	17,036	23,058	-
Amortization of intangibles	6,144	6,144	-

Total operating costs and expenses	887,012	806,057	9,914

Operating income (loss)	83,636	52,642	(9,299)
Other income (expense):
Interest expense	(43,775)	(47,791)	-
Interest income	9,527	9,640	1,436
Other income, net	242	2,323	877

Income (loss) before income tax (expense) benefit; minority interests in net (earnings) losses of subsidiaries; equity in earnings (losses) of unconsolidated affiliates; and discontinued operations	49,630	16,814	(6,986)
Income tax (expense) benefit	(5,337)	(54,110)	50,334
Equity in earnings (losses) of unconsolidated affiliates	(640)	(2,132)	13,947
Minority interests in net (earnings) losses of subsidiaries	(113)	118	1,925

Income (loss) from continuing operations	43,540	(39,310)	59,220
Discontinued operations:
Loss from discontinued operations	-	(43)	(956)
Gain on sale of discontinued operations	-	240	1,061

Net income (loss)	43,540	(39,113)	59,325
Cumulative dividends and accretion of convertible preferred stock to liquidation value	-	(1,454)	(9,969)

Net income (loss) attributable to common stockholders	$43,540	$(40,567)	$49,356

Basic net earnings (loss) per common share:
Continuing operations	$2.31	$(2.44)	$5.59
Discontinued operations	-	0.01	0.01

Basic net earnings (loss) per common share	$2.31	$(2.43)	$5.60

Diluted net earnings (loss) per common share:
Continuing operations	$2.26	$(2.44)	$5.33
Discontinued operations	-	0.01	0.01

Diluted net earnings (loss) per common share	$2.26	$(2.43)	$5.34

Basic weighted average common shares outstanding	18,860,517	16,668,591	8,807,237
Diluted weighted average common shares outstanding	19,227,919	16,668,591	9,244,011

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Voting Common Stock ($ .001 par value)	Non-Voting Common Stock ($ .01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Comprehensive Income (Loss)
Balance, January 1, 2005	$84	$90	$475,827	$(3)	$(430,620)	$45,378
Net income					59,325	59,325	$59,325
Issuance of 300,000 shares of common stock in connection with acquisition of Hughes Network Systems, LLC	3	-	5,157		-	5,160
Issuance of 47,167 shares of common stock through exercise of stock options	-	-	140		-	140
Non-cash compensation charge for option repricing	-	-	397		-	397
Non-cash compensation charge for option issued to a consultant	-	-	336		-	336
Non-cash compensation contra-expense for issuance warrants by a consolidated subsidiary	-	-	(151)		-	(151)
Non-cash compensation expense for options issued by Mobile Satellite Ventures LP and Hughes Network Systems, LLC	-	-	1,713		-	1,713
Distribution of TerreStar Networks, Inc. by Mobile Satellite Ventures LP (“MSV”)	-	-	159		-	159
Dividends on and accretion of preferred stock	-	-	(9,969)		-	(9,969)
Other comprehensive income:
Net foreign currency translation adjustments				(4,103)		(4,103)	(4,103)

Balance, December 31, 2005	$87	$90	$473,609	$(4,106)	$(371,295)	$98,385	$55,222

Beginning Balance Adjustments to Equity	(83)	(45)	128	-	-	-

Balance, January 1, 2006	$4	$45	$473,737	$(4,106)	$(371,295)	$98,385

See accompanying Notes to the Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

	Voting Common Stock ($ .001 par value)	Non-Voting Common Stock ($ .01 par value )	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity	Comprehensive Income (Loss)
Balance, January 1, 2006	$4	$45	$473,737	$(4,106)	$(371,295)	$98,385
Net loss					(39,113)	(39,113)	$(39,113)
Issuance of 10,594,978 shares in connection with the Distribution	11	-	(11)		-	-
Issuance of 7,843,141 shares in connection with the Rights Offering	8	-	99,992		-	100,000
Issuance of 405,002 shares of common stock through exercise of stock options	-	-	909		-	909
Issuance of SkyTerra common stock prior to Distribution	-	-	1,300		-	1,300
SkyTerra Stock-Based compensation	-	-	76		-	76
MSV Stock-Based compensation	-	-	633		-	633
Stock-Based compensation	-	-	3,011		-	3,011
Spin-off from SkyTerra Communications, Inc	(4)	(45)	48,737	106	-	48,794
Dividends on and accretion of preferred stock	-	-	(1,454)	-	-	(1,454)
Repurchase of minority interest in a Company subsidiary	-	-	(3)	-	-	(3)
Other comprehensive loss:
Net foreign currency translation adjustments				2,833		2,833	2,833
Unrealized gain on securities				18		18	18

Balance, December 31, 2006	$19	$-	$626,927	$(1,149)	$(410,408)	$215,389	$(36,262)

Net income					43,540	43,540	$43,540
Issuance of 5,000 shares of common stock through exercise of stock options	-	-	113		-	113
Stock-Based compensation	-	-	4,260		-	4,260
Other comprehensive loss:
Net foreign currency translation adjustments				4,452		4,452	4,452
Gain on interest rate swaps				(252)		(252)	(252)
Unrealized loss on interest rate swaps				(5,230)		(5,230)	(5,230)
Unrealized gain on securities				89		89	89

Balance, December 31, 2007	$19	$-	$631,300	$(2,090)	$(366,868)	$262,361	$42,599

See accompanying Notes to the Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$43,540	$(39,113)	$59,325
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	-	43	(105)
Depreciation and amortization	45,860	48,459	27
Amortization of debt issuance costs	906	1,056	-
Equity plan compensation expense	4,260	3,720	965
Equity in earnings of Hughes Network Systems, LLC	-	-	(24,054)
Minority interests	113	(118)	(1,925)
Equity in losses from unconsolidated affiliates	640	2,132	9,469
Gain on receipt of investment by subsidiary	-	(1,788)	-
Other	340	(222)	589
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	(23,270)	24,599	(18)
Inventories	(3,708)	11,894	-
Prepaid expenses and other assets	(10,442)	56,609	(45,471)
Deferred revenue	-	-	(20)
Accounts payable	14,100	(11,675)	(4,153)
Accrued liabilities and other	21,176	(5,413)	-

Net cash provided by (used in) continuing operations	93,515	90,183	(5,371)
Net cash used in discontinued operations	-	(10)	(1,093)

Net cash provided by (used in) operating activities	93,515	90,173	(6,464)

Cash flows from investing activities:
Acquisition of Hughes Network Systems, LLC, net of cash received	-	12,753	(50,000)
Change in restricted cash	1,168	(2,883)	(3,060)
Purchases of marketable securities	(32,864)	(90,112)	(12,228)
Proceeds from sales of marketable securities	122,690	-	-
Cash paid for investments in affiliates	-	-	(3,562)
Net sales of short-term investments	-	-	65,977
Expenditures for property	(233,952)	(77,191)	(3)
Expenditures for capitalized software	(14,228)	(16,416)	-
Proceeds from sale of property and intangibles	516	521	62
Purchase accounting	-	-	-
Sales of investment in affiliates	-	-	1,923

Net cash used in continuing operations	(156,670)	(173,328)	(891)
Net cash used in discontinued operations	-	-	(63)

Net cash used in investing activities	(156,670)	(173,328)	(954)

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	376	(1,609)	-
Debt borrowings from Apollo	-	100,000	-
Debt repayments to Apollo	-	(100,000)	-
Proceeds from rights offering	-	100,000	-
Distribution to SkyTerra	-	(9,314)	-
Payment of dividends on preferred stock	-	(1,394)	(5,575)
Proceeds from exercise of stock options and warrants	113	2,206	140
Repurchase of common stock of consolidated subsidiary	-	-	(4)
Long-term debt borrowings	119,731	455,330	-
Repayment of long-term debt	(24,843)	(364,872)	-
Debt issuance costs	(2,053)	(11,668)	-

Net cash provided by (used in) continuing operations	93,324	168,679	(5,439)
Net cash provided by discontinued operations	-	-	76

Net cash provided by (used in) financing activities	93,324	168,679	(5,363)

Effect of exchange rate changes on cash and cash equivalents	(3,010)	(555)	11

Net (decrease) increase in cash and cash equivalents	27,159	84,969	(12,770)
Cash and cash equivalents at beginning of the period	106,933	21,964	34,734

Cash and cash equivalents at end of the period	$134,092	$106,933	$21,964

Supplemental cash flow information:
Cash paid for interest	$53,594	$41,464	$-
Cash paid for income taxes	$3,567	$6,578	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with purchase of interest in Hughes Network Systems, LLC	$-	$-	$5,160

Supplemental non-cash disclosure due to acquisition by Hughes Communications, Inc.:
Increase in assets		$51,471
Increase in liabilities		40,118

Increase in net assets		$11,353

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation and a wholly-owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”) on June 23, 2005. The Company is a publicly-traded company, and its stock trades on the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) Global Selected Market under the symbol “HUGH.” We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”), a telecommunications company. Through a series of transactions from 2005 to 2006, we acquired the businesses that we owned as of December 31, 2007. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra Communications, Inc. (“SkyTerra”) acquired 50% of HNS’ Class A membership interests (the “April 2005 Transaction”) from DTV Network Inc. (“DTV Networks”), a wholly owned subsidiary of DIRECTV Group, Inc. (“DIRECTV”). The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. On December 31, 2005, pursuant to a separation agreement between us and SkyTerra (the “Separation Agreement”), SkyTerra contributed to us its 50% ownership of HNS’ membership interest, among other things, and we became HNS’ managing member.

•

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”), representing an ownership of approximately 24% on an undiluted basis at December 31, 2007.

•	On December 31, 2005, pursuant to a separation agreement between HCI and SkyTerra (the “Separation Agreement”), SkyTerra contributed to the Company the following:

-	its 50% ownership of HNS’ voting, or Class A, membership interests;

-	its interests in Electronic System Products, Inc. (“ESP”), formerly a product development and engineering services firm, now focused on maximizing the license revenues from its existing intellectual property portfolio;

-	its interests in AfriHUB LLC (“AfriHUB”), a discontinued business;

-	its interests in certain minority investments in , Navigauge, Inc., Miraxis, LLC, a discontinued business, Mainstream Data, Inc. (“Mainstream”), Edmunds Holdings, Inc. (“Edmunds”) and Data Synapse, Inc.(“Data Synapse”); and

-	cash and short-term investments.

•

On January 1, 2006, the Company completed its purchase of the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash (the “January 2006 Transaction”), and HNS’ results from that date forward have been consolidated by the Company. The basis of HNS’ assets and liabilities were adjusted to their fair values. To finance the January 2006 Transaction, the Company obtained $100.0 million of short-term debt financing from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (together with AIF IV/RRRR LLC, ST/RRRR LLC and AP/RM Acquisition LLC, the “Apollo”). The loan was repaid following the completion of a rights offering conducted by us in March 2006.

•

On February 21, 2006, SkyTerra distributed all of our outstanding common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders (the “Distribution”). As the result, SkyTerra was separated into two publicly traded companies: SkyTerra and HCI. Following the Distribution, SkyTerra no longer owns any of our capital stock; however, SkyTerra’s controlling stockholder at the time of the Distribution, Apollo, became our

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlling stockholder. Following the Distribution, SkyTerra retained its interest in Mobile Satellite Ventures LP (“MSV”), its stake in TerreStar Networks, Inc. (“TerreStar Networks”), the obligations pursuant to the SkyTerra Series A Preferred Stock and $12.5 million of cash, cash equivalents and marketable securities.

In accordance with Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-Monetary Transactions”, the Company distributed these assets at their historical basis on the date of the Distribution. On September 25, 2006, SkyTerra closed a transaction with other limited partners of MSV which triggered a change in control of SkyTerra.

Note 2:    Description of Business

We are a telecommunications company that provides broadband satellite network services and systems to the international and domestic enterprise markets. We also provide satellite Internet access to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as Consumer. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video.

In addition, we provide hardware and point-to-multipoint networking systems solutions to customers with mobile satellite or telematics voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us. With the VSAT systems, we provide ongoing network support services under contracts with our mobile satellite or terrestrial transmission systems customers.

We recently launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the growth of our Consumer and enterprise business. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We believe that SPACEWAY 3 will allow us to expand our business by increasing our addressable market in all North American markets and offer North American enterprise and Consumer customers faster communication rates.

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

The Company’s consolidated financial statements include the results of operations and financial position of the Company, its controlled majority-owned subsidiaries and variable interest entities (“VIEs”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), for which the Company is deemed the primary beneficiary, as defined by FIN 46R. As such, the consolidated financial statements of the Company include the accounts of HNS (from January 1, 2006, the date of the January 2006 Transaction) and ESP.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for affiliates which are VIEs but for which the Company is not the primary beneficiary under the equity method of accounting, whereby the Company records its proportionate share of the subsidiary’s results of operations. As such, the Company accounts for its interest in Hughes Systique and Escort Motors, Ltd. under the equity method. The Company also accounts for minority owned affiliates in which the Company owns greater than 20% of the outstanding voting interests but less than 50% and for which the Company possesses significant influence over their operations under the equity method of accounting.

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

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 4% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third party installers and as title passes to those

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases with customers which were funded by third party financial institutions, the terms of which the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease.

Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and the Company ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no ongoing performance obligation. In 2007 and 2006, we recognized $22.5 million and $10.2 million, respectively, of hardware sales under the terms of the new arrangement.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately an $8.7 million increase in the liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141 (R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. However, for business combinations completed prior to the effective date, we will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. We are still assessing the full impact of this standard on our future consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. At December 31, 2007 and 2006, the Company had $4.8 million and $5.9 million of restricted cash, respectively, which secures certain letters of credit at HNS.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through July 2015.

Marketable Securities

The Company’s marketable securities consist of investment-grade debt securities. The Company classifies all debt securities with original maturities of more than ninety days as available-for-sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts method over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

There were no investments classified as trading or held-to-maturity at December 31, 2007 and 2006.

Property and Depreciation

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to thirty years. In conjunction with the January 2006 Transaction, the Company revalued all of its assets held at January 1, 2006 in accordance with SFAS No. 141 “Business Combination”, and the historical bases of those assets were adjusted to their estimated fair market value. Land is carried at cost, and land improvements are depreciated over ten years. Buildings are depreciated over thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease term.

A significant component of our property and equipment mainly consists of construction in progress related to SPACEWAY 3 satellite costs, including costs associated with the construction of the SPACEWAY, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other related miscellaneous costs. We expect to amortize and depreciate the capitalized costs related to SPACEWAY 3 over the estimate useful lives of the satellite or related assets when we introduce service on the SPACEWAY network, which is expected in the first quarter of 2008.

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

Life (Years)
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	10

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs are amortized using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, we amortized $0.9 million and $1.1 million, respectively, of debt issuance costs related to the senior notes and term indebtedness. At December 31, 2007 and 2006, the Company had $11.7 million and $9.1 million, respectively, of unamortized debt issuance costs.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. Beginning in May 2007, the Company began to offer only 24 months service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2007 and 2006, the Company had $28.6 million and $19.3 million of SAC.

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

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $8.3 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to APB No. 18—“The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

At December 31, 2007, we have equity investments of $9.9 million in Escort Motors Ltd. and Hughes Systique and cost basis investments $2.9 million in Mainstream, Data Synapse, Edmunds and Comat Technologies. At December 31, 2006, our equity investments in Escort Motors Ltd. and Hughes Systique were $10.6 million and our cost basis investments in Mainstream, Data Synapse, Edmunds and Comat Technologies was $1.4 million.

We recognized a net loss of $0.6 million for each of the years ended December 31, 2007, 2006 and 2005 for our proportionate share of Hughes Systique’s results of operations. The net loss recorded in 2005 consisted of approximately $1.3 million relating to the impairment of the short-term promissory notes purchased from Navigauge, $0.4 million relating to our proportionate share of affiliates’ operating losses for those affiliates accounted for under the equity methods and $0.2 million relating to an impairment of the investment in an affiliate, partially offset by a $1.3 million gain relating to the sale of the Company’s interest in two affiliates.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2007 and 2006.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2007 and 2006, we had purchased foreign exchange contracts totaling $3.7 million and $1.5 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2007. All of the forward exchange contracts outstanding at December 31, 2007 expire in 2009.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123R on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense is recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. The Company has elected

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to use the modified prospective method. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date.

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into the Company’s common stock. However, in accordance with SFAS 128, “Earnings per Share,” potential common shares have been excluded from the computation of any diluted per share amount in periods when a loss from continuing operations exists. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

For the purpose of computing weighted average common shares outstanding, SkyTerra’s outstanding shares through the date of the Distribution were converted into equivalent shares of the Company stock by multiplying SkyTerra’s outstanding shares by the exchange ratio used in the Distribution, which was one-half share of Company stock for each share of SkyTerra stock.

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Year Ended December 31,
	2007	2006	2005
Basic weighted average common shares outstanding	18,860,517	16,668,591	8,807,237
Effect of dilutive securities:
Restricted stock units	121,344	-	-
Restricted stock awards	178,936	-	-
Options to purchase common stock	67,122	-	436,774

Diluted weighted average common shares outstanding	19,227,919	16,668,591	9,244,011

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2008 and prohibits early adoption.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141 (R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. However, for business combinations completed prior to the effective date, we will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. We are still assessing the full impact of this standard on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities, and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has evaluated SFAS No. 159 relative to financial statements and determined that the utilization of fair value reporting is not appropriate for the Company’s current financial instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. SFAS 157 has minimal impact on the Company’s financial position, results of operations or cash flows.

Note 4:    Acquisition of Hughes Network Systems, LLC

In April 2005, SkyTerra completed its acquisition of 50% of the Class A membership interests of HNS from DTV Networks, a wholly owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks approximately $200.7 million of cash. On December 31, 2005, SkyTerra contributed to the Company its 50% Class A membership interest in HNS.

Concurrent with the April 2005 Transaction, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness was otherwise non-recourse to the Company or DTV Networks. On April 13, 2006, the term indebtedness was repaid with a portion of the proceeds of HNS’ offering of $450.0 million of 9 1/2% senior notes due in 2014 (see Note 13).

Through December 31, 2005, the Company accounted for its interest in HNS under the equity method in accordance with FIN 46R, as HNS was a variable interest entity as defined in FIN 46R and the Company was not the primary beneficiary as defined in FIN 46R. Accordingly, the Company recorded its proportionate share of the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net income of HNS, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s proportionate share of HNS’ net assets over the Company’s carrying amount on the date of transaction. This excess was being amortized over the remaining useful life of certain HNS long-lived assets on a straight line basis.

Management determined the fair value considering a number of factors. The excess of the fair value of the net assets acquired over the amount paid of approximately $369.0 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141.

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

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized as follows (in thousands):

	Fair Market Value of Net Assets	Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$448,710	$-	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	-	(245,940)
Long-term debt and other liabilities	(379,292)	-	(379,292)
Minority interests	(6,818)	-	(6,818)

Total liabilites	(632,050)	-	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

The fair value of intangible assets was based, in part, on a valuation using an income approach. Intangible assets, after reduction for the pro-rata allocation of negative goodwill are as follows (in thousands):

Amount
Backlog	$13,385
Patented technology	10,994
Customer relationships	7,170
Trademarks	5,258

Total intangible assets	$36,807

The weighted average amortization period for the intangibles is approximately 6.8 years.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5:    Discontinued Operations

Pursuant to the Separation Agreement, SkyTerra contributed its interests in AfriHUB to the Company in December 2005. Immediately thereafter, the Company decided to discontinue operating AfriHUB and signed a letter of intent to sell its interest in AfriHUB. Effective February 20, 2006, the Company sold its equity and debt interests in AfriHUB and recorded a gain on the sale of $0.2 million in 2006.

Note 6:    Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
December 31, 2007:
Government agencies	$2,016	$-	$(1)	$2,015
Corporate bonds	10,153	59	-	10,212
Municipal bonds	5,076	4	-	5,080

Total available-for-sale securities	$17,245	$63	$(1)	$17,307

December 31, 2006:
Government agencies	$94,578	$10	$(25)	$94,563
Corporate bonds	12,775	1	(19)	12,757

Total available-for-sale securities	$107,353	$11	$(44)	$107,320

The unrealized gains at December 31, 2007 were attributable to changes in interest rates of investments. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. The contractual maturities of available-for-sale investment securities at December 31, 2007 were as follows (in thousands):

	Cost Basis	Estimated Fair Values
Due within one year	$16,740	$16,802
Due within two years	505	505

Total available-for-sale securities	$17,245	$17,307

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7:    Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2007	2006
Trade receivables	$177,047	$155,047
Contracts in process	39,656	33,748
Other receivables	2,300	2,318

Total receivables	219,003	191,113
Allowance for doubtful accounts	(9,060)	(10,158)

Total receivables, net	$209,943	$180,955

Trade receivables included $2.7 million and $4.0 million of amounts due from affiliates at December 31, 2007 and 2006, respectively.

Advances and progress billings offset against contracts in process amounted to $27.0 million and $14.6 million at December 31, 2007 and 2006, respectively. The Company expects to collect the $33.3 million, $2.4 million, $2.2 million and $1.8 million due in 2008, 2009, 2010 and 2011, respectively, of contracts in process recorded at December 31, 2007.

Note 8:    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Production materials and supplies	$10,926	$11,689
Work in process	15,147	11,676
Finished goods	39,681	37,915

Total inventories	$65,754	$61,280

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

In June 2006, the Company decided to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded a charge of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. Substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold during the second quarter of 2006 and primarily related to the North America VSAT segment.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Property, Net

Property, net consists of the following (dollars in thousands):

	Estimated Lives (years)	December 31,
		2007	2006
Land and improvements	10 - 30	$5,909	$5,650
Buildings and leasehold improvements	1 - 30	23,450	22,301
Machinery and equipment	3 - 5	85,807	57,877
VSAT operating lease hardware	2 - 5	43,029	45,311
Furniture, fixtures, and office machines	3 - 7	812	566
Construction in progress - SPACEWAY	-	360,777	208,502
- Other	-	19,270	8,483

Total property		539,054	348,690
Accumulated depreciation		(59,078)	(36,193)

Total property, net		$479,976	$312,497

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third party financial institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for the certain contracts HNS has retained certain ongoing obligations relating to the equipment. For those contracts, VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

During 2007 and 2006, depreciation expense for property was $31.5 million and $36.1 million, respectively.

SPACEWAY

In connection with the April 2005 Transaction, we acquired the SPACEWAY 3 satellite, related network operations center facilities, certain other ground facilities and equipment, intellectual property rights and the right to purchase one or more SPACEWAY satellites to be manufactured by Boeing in the future. SPACEWAY 3 is a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for operational flexibility, the system will greatly enhance data communication capacity and efficiencies. Our SPACEWAY 3 satellite was successfully launched in August 2007, and is presently undergoing system testing with the associated ground network. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. For the years ended December 31, 2007 and 2006, we capitalized $12.1 million and $1.9 million, respectively, of interest related to the construction of the SPACEWAY 3 satellite.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:    Intangible Assets, Net

Intangible assets, net consist of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31,2007:
Backlog and customer relationships	4-8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8-10	15,234	(3,800)	11,434

Total intangible assets, net		$34,801	$(12,288)	$22,513

December 31,2006:
Backlog and customer relationships	4-8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8-10	16,252	(1,900)	14,352

Total intangible assets, net		$36,807	$(6,144)	$30,663

We amortize the recorded values of our intangible assets over their estimated useful lives. We recorded $6.1 million for each of the years ended December 31, 2007 and 2006 of amortization expense related to intangible assets. As of December 31, 2007, we reduced the cost basis of our intangible assets by approximately $2.0 million on a pro-rata basis, as a result of the application of SFAS No. 109, “Accounting for Income Taxes.” This reduction related to the reversal of the German and United Kingdom (“U.K.”) subsidiaries’ valuation allowances associated with the utilization of the net operating losses that were acquired in the HNS acquisition, which reduces the basis of our intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired net operating loss (“NOL”) carryforwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption of SFAS No. 141 (R) on January 1, 2009, any benefit realized from the utilization of the German and U.K. NOL carryforwards will be recorded as a reduction to income tax expense. See “Note 15—Income Taxes” for further discussion.

Estimated future amortization expense at December 31, 2007 will be as follows (in thousands):

Amount
Year ending December 31,
2008	$5,640
2009	5,640
2010	2,568
2011	2,568
2012	2,568
Thereafter	3,529

Total estimated future amortization expense	$22,513

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11:    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued and other liabilities	$62,517	$46,919
Progress billings to customers	53,610	38,272
Payroll and other compensation	31,764	30,370
Amount due to DIRECTV	20,230	-
Accrued interest expense	9,811	9,025

Total accrued liabilities	$177,932	$124,586

Note 12:    Interest in MSV

Prior to the Distribution, the Company owned approximately 23% of the limited partnership interests (on an undiluted basis) of MSV. Through the date of the Distribution, the Company accounted for its interest in MSV under the equity method and, accordingly, recorded its proportionate share of the net loss of MSV, subject to certain adjustments. These adjustments related primarily to the amortization of the excess of the Company’s carrying amount over its proportionate share of MSV’s long-lived assets on a straight line basis. In accordance with APB No. 29, the Company’s investment in MSV was distributed to SkyTerra on the date of the Distribution at its historical basis.

The Company’s statement of operations for the year ended December 31, 2006 includes results of MSV through the date of the Distribution. The net loss of MSV through the date of the Distribution includes a gain of $0.7 million for the cumulative effect of change in accounting principle recognized by MSV upon the adoption of FIN 46R. The Company had no interest in MSV as of December 31, 2006 or 2007. The consolidated statement of operations information for the quarter ended March 31, 2006 in which the Distribution occurred and the year ended December 31, 2005 is as follows (in thousands):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
	(unaudited)
Consolidated statement of operations information of MSV:
Revenues	$8,142	$29,381
Loss from operations	$(12,245)	$(39,153)
Net loss	$(10,701)	$(40,955)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:    Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consist of the following (dollars in thousands):

		December 31,
	Interest Rates	2007	2006
VSAT hardware financing—current portion	8.00% - 12.00%	$10,883	$23,761
Revolving bank borrowings	9.50% - 14.25%	2,897	2,174
Term loans payable to banks—current portion	12.25%	1,015	1,275

Total short term borrowings and current portion of long-term debt		$14,795	$27,210

At December 31, 2007, HNS had outstanding revolving bank borrowings of $2.9 million, which had a weighted average variable interest rate of 10.59%. These borrowings were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.2 million at December 31, 2007.

Long-term debt consists of the following (dollars in thousands):

		December 31,
	Interest Rates	2007	2006
Senior notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62% - 12.25%	115,254	1,133
VSAT hardware financing	8.00% - 12.00%	12,507	18,057

Total long-term debt		$577,761	$469,190

On April 13, 2006, HNS completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. HNS used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings of the existing first and second lien term loans in full. At December 31, 2007 and 2006, interest accrued on the Senior Notes was $9.0 million.

HNS has a secured $50 million revolving credit facility (“Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at the Company’s option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM and $12.5 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. There were no borrowings outstanding with respect to the BOA Revolving Credit Facility. At December 31, 2007, we have issued letters of credit totaling $12.6 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2007 was $37.4 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of its existing and future subsidiaries that guarantee its existing Senior Notes and existing Revolving Credit Facility. HNS Finance Corp., a wholly owned subsidiary of HNS and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014.

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for HNS’ interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility. Interest expense on the Term Loan Facility based on the Swap Agreement was $7.6 million for the year ended December 31, 2007.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require HNS to: (i) preserve its businesses and properties; (ii) maintain insurance over its assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders' administrative agent its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. There are certain restrictions on the net assets of HNS, the consolidated net assets of HNS at December 31, 2007 and 2006 were $247.5 million and $198.3 million, respectively. HNS was in compliance with all of its debt covenants at December 31, 2007.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with certain commercial VSAT sales, HNS enters into long-term operating leases (generally two to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For a portion of the transactions with the financial institutions, HNS has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, HNS has not been required to make any indemnification payments for a Non-Performance Event; however, HNS incurred nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third party satellite. HNS has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

Note 14:    Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. For the year ended December 31, 2007, the Company recorded a loss in other comprehensive loss of approximately $5.5 million associated with the fair market valuation of the interest rate swap. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly starting on May 29, 2007 and estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014. For the year ended December 31, 2007, we recorded $7.6 million interest expense on the Term Loan Facility.

Fair Value

The carrying values of cash and cash equivalents; receivables, net; other assets; accounts payable; debt (except the Senior Notes as described below) and amounts included in Other long-term liabilities in the accompanying Consolidated Balance Sheets that meet the definition of financial instruments approximated fair value at December 31, 2007.

The fair values of the interest rate swap and the Senior Notes are based on market quotes and valuations and represent the net amounts required to terminate the position, taking into consideration market rates and counterparty credit risk. The $5.5 million of liabilities recorded for the interest rate swap at December 31, 2007 are stated at fair value. At December 31, 2007 the carrying value and fair value of the Senior Notes were $450.0 million and $457.9 million, respectively.

Note 15:    Income Taxes

For U.S. Federal income tax purposes, the Company’s results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025 and

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitation. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belong to the Company. The Company estimates that its share of the NOL carryforwards are approximately $119.0 million and its share of the capital loss carryforwards are approximately $3.3 million at the Distribution Date.

For the year ended December 31, 2007, the Company estimates that its NOL carryforwards are approximately $133.4 million which will expire, if unused, between the years 2020 and 2027 and the capital loss carryforward of approximately $3.3 million will expire, if unused, in 2010.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance had been established related to the NOLs and capital loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra generated significant taxable income in 2006 for Federal and state income tax purposes. As the Company is the accounting successor to SkyTerra, as described in Note 1, the taxes associated with the Distribution are included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company is responsible for paying all cash taxes associated with the Distribution. The Company expects existing NOL and capital loss carryforwards will be sufficient to offset any federal income taxes payable on the gain from the Distribution, other than alternative minimum taxes.

The Company’s consolidated temporary differences that give rise to the net deferred tax assets at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$57,879	$60,528
Capital loss carryforwards	1,148	1,148
Compensation expense on restricted stock	946	536
Alternative minimum tax credit	500	-
Other assets	3,366	3,704

Total gross deferred tax assets	63,839	65,916

Deferred tax liability:
Investment in Hughes Network Systems, LLC	28,965	20,583
Other deferred tax liability	626	-

Total gross deferred tax liability	29,591	20,583

Net deferred tax assets before valuation allowance	34,248	45,333
Valuation allowance	(30,040)	(41,629)

Net deferred tax assets	$4,208	$3,704

As the Company has not met the more likely than not criteria of SFAS No. 109, “Accounting for Income Taxes”, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2007,

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the exception of deferred tax assets of $0.5 million associated with our AMT credit, and $3.0 million and $0.7 million reported by the India and Brazil subsidiaries, respectively, both of whom are subsidiaries of HNS. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. When Company management makes the determination to reverse the valuation allowance, $6.2 million of released valuation allowance from purchase accounting adjustments will be offset to equity and thus, will not create an income tax benefit.

The Company’s German subsidiary has approximately $37.3 million in NOL carryforwards which are available to reduce future taxable income and do not have an expiration. During 2007, $3.5 million of their NOL carryforwards were used to offset taxable income. The Company’s United Kingdom (“U.K.”) subsidiaries have approximately $12.8 million of NOL carryforwards which are included in the U.S. domestic NOL carryforwards of $133.4 million because the U.K. subsidiaries are disregarded entities for U.S. Income tax purposes. These NOL carryforwards are available to reduce future U.S. or U.K. taxable income and do not have an expiration if used to reduce U.K. taxable income. During 2007, $1.4 million of their NOL carryforwards were used to offset U.K. taxable income. The Company’s Brazil subsidiary has approximately $1.8 million in NOL carryforwards which are available to reduce future taxable income and do not have an expiration. During 2007, $0.6 million of their NOL carryforwards were used to offset taxable income.

Neither the German nor U.K. subsidiaries have met the “more likely than not” criteria of SFAS No. 109, and therefore, maintain a full valuation allowance on their NOL carryforwards as of December 31, 2007. As required by SFAS No. 109, paragraph 30, regarding accounting for business combinations, the 2007 reversal of the German and U.K. subsidiaries’ valuation allowances associated with the utilization of the NOL carryforwards reduces the basis of HNS’ intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired NOL carryforwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption of SFAS No. 141 (R) on January 1, 2009, any benefit realized from the utilization of the German and U.K. NOL carryforwards will be recorded as a reduction to income tax expense.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income (loss) from continuing operations before provision for income taxes and the corresponding income tax expense (benefit) reflected on the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 consist of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Components of income (loss) from continuing operations before the provision for income taxes:
Domestic income (loss)	$39,703	$7,927	$(6,986)
Foreign income (loss)	9,927	8,887	-

Total	$49,630	$16,814	$(6,986)

Components of income tax expense (benefit):
Current income tax expense (benefit):
Foreign	$2,850	$3,276	$-
State	21	500	-
Federal	-	-	-

Total current income tax expense (benefit)	2,871	3,776	-

Deferred income tax expense (benefit):
Foreign	2,466	-	-
State	-	-	-
Federal	-	50,334	(50,334)

Total deferred income tax expense (benefit)	2,466	50,334	(50,334)

Total income tax expense (benefit)	$5,337	$54,110	$(50,334)

For the year ended December 31, 2005, the Company recognized a $50.3 million income tax benefit, and associated deferred tax asset, related to the reversal of the valuation allowance associated with the loss carryforwards which were utilized to offset the Federal taxable income on the Distribution. For the year ended December 31, 2006, the Company recorded income tax expense of $54.1 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense includes taxes on income earned by the Company’s subsidiaries in India and Brazil and estimated domestic state income taxes. For the year ended December 31, 2007, the Company recorded income tax expense of $5.3 million. This amount related primarily to the income taxes on income earned by the Company’s foreign subsidiaries and estimated domestic state income taxes.

For the tax year ended December 31, 2007, the Company has recorded an alternative minimum tax liability in the amount of $0.5 million. Since current alternative minimum tax liability results in alternative minimum tax credit for future years when the taxpayer is subject to regular tax liability, a corresponding deferred tax asset is recorded for the alternative minimum tax credit. For the year ended December 31, 2006, alternative minimum tax in the amount of $1.3 million was paid by SkyTerra as a result of the gain from the Distribution. In accordance with the Tax Sharing Agreement, the Company will be entitled to reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This reimbursement has been reflected on the Company’s books as a long-term receivable from SkyTerra.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before the provision for income taxes	$49,630	$16,814	$(6,986)

Federal income tax @ 35%	$17,371	$5,885	$(2,445)
Net permanent differences	(189)	-	-
Change in valuation allowance	(13,596)	-	(47,889)
State Taxes, net of federal benefit	21	325	-
Foreign taxes above Federal tax rate	1,730	223	-
Distribution gain net of valuation allowance	-	47,677	-

Total income tax expense (benefit)	$5,337	$54,110	$(50,334)

The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2007 is principally due to the decrease in valuation allowance as a result of the utilization of NOL carryforwards to offset current year income.

The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2006 is principally due to the reversal of deferred tax assets related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution. Following the Distribution, the Company, as accounting successor to Skyterra, distributed to Skyterra their share of net deferred tax assets and associated valuation allowance, which did not impact the 2006 Consolidated Statement of Operations.

The difference between the statutory Federal income tax rate and SkyTerra’s effective tax rate for the year ended December 31, 2005 is principally due to the release of valuation of allowance related to loss carryforwards expected to be utilized to offset the taxable income generated as a result of the Distribution.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $11.1 million of our undistributed earnings for certain non-U.S. subsidiaries earnings because these earnings are intended to be permanently reinvested in operations outside the United States.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A tabular reconciliation of a change in unrecognized tax benefits for the twelve months ended December 31, 2007 is as follows (in thousands):

Amount
Opening balance of unrecognized tax benefits—January 1, 2007	$8,708
Gross increases—tax positions in prior periods	-
Gross decrease—tax positions in prior periods	-
Gross increases—tax positions in current period	-
Gross decrease—tax positions in current period	-
Decrease in unrecognized tax benefits related to tax settlements	-
Reduction to unrecognized tax benefits due to lapse of statute of limitations	-

Ending balance of unrecognized tax benefits—December 31, 2007	$8,708

At the adoption of FIN 48 on January 1, 2007, the Company identified an $8.7 million unrecognized tax benefits related to tax positions in prior periods. If recognized, the total unrecognized tax benefits at December 31, 2007 would impact the Company’s effective tax rate. We do not anticipate that uncertain tax positions will increase or decrease significantly within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of December 31, 2007, the Company has not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States -Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 16:    Employee Share-Based Payments and Other Benefits

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Plan provides for the issuance of up to 2,700,000 shares of our common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, the board delegated to the Chief Executive Officer (“CEO”) the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued Restricted Stock Awards and Restricted Stock Units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

The Company also issues shares under the Plan to its directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant. In March 2006, the Company issued Restricted Stock Award of 14,000 shares each to four of its officers and a contractor. These restricted shares vest within two years of the date of issuance. The Company issued 60,000 shares of restricted stock, which vest over a three year period, to members of our Board of Directors during the period from February through May 2006.

The Company and HNS account for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a former HNS executive and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of approximately $4.0 million and $1.9 million, respectively. As of December 31, 2007, the Company had $9.1 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 2.9 years.

Restricted Stock Awards

The following table summarizes changes in restricted stock awards granted:

	Year Ended December 31,
	2007	2006
Unvested balance at January 1,	287,500	-
Issued	71,300	288,800
Forfeited	(10,950)	(1,300)

Unvested balance at December 31,	347,850	287,500

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

The following table summarizes changes in restricted stock units granted only to our international employees:

	Year Ended December 31,
	2007	2006
Unvested balance at January 1,	8,700	-
Issued	3,000	8,700
Forfeited	(1,000)	-

Unvested balance at December 31,	10,700	8,700

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of HNS, as defined in the Bonus Unit Plan, were granted to certain of its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if a participant is still employed by HNS on July 14, 2008, the participant’s vested bonus units at such date will be exchanged for shares of HCI’s common stock. A second exchange will take place on July 14, 2010 for participants that are still employed by HNS at such time. The number of HCI’s common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus unit divided by the closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. Pursuant to SFAS No. 123, the fair value of the bonus units on the grant date was approximately $1.2 million based on the estimate increase in the fair market value of HNS’ net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction. HNS has estimated forfeitures of approximately 13% over the life of the Bonus Unit Plan. As of December 31, 2007 there were 168 participants in the Bonus Unit Plan. Pursuant to SFAS No. 123(R), this amount is being amortized over the five year vesting period beginning on the date of grant. HNS recognized compensation expense of $0.2 million for each of the years ended December 31, 2007 and 2006.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	December 31,
	2007	2006
Unvested balance at January 1, .	4,255,000	4,400,000
Forfeited	(80,000)	(145,000)

Unvested balance at December 31,	4,175,000	4,255,000

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulting from appreciation of the HNS’ assets or income earned by the HNS prior to the issuance of the Class B membership interests.

As of December 31, 2007, there were 4,650 Class B membership interests outstanding, representing approximately 4.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS. At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B membership interests in 2005, and approximately $0.1 million was recorded for each of the years ended December 31, 2007 and 2006.

Stock Options and Other Awards

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which was that price multiplied by the exchange ratio plus the closing price of a share of SkyTerra common stock on the first trading day after the Distribution date and further dividing such result by the exchange ratio.

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the fair value of such shares is determined at the end of the reporting period, and accordingly, the fair value as of December 31, 2007 was used for determining compensation expense attributable to such shares.

The following table summarizes stock option activity and related information for the Plan for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding at January 1, 2006	-	$-	$-
Issued:
Issued to holders of SkyTerra options	435,836	$4.39	$-
Issued to an HCI officer and a former HNS officer	40,000	$10.35	$-
Exercised:
Exercised by holders of SkyTerra options	(365,002)	$1.36	$16,150
Exercised by an HCI officer and a former HNS officer	(40,000)	$10.35	$1,451

Options outstanding & exercisable at December 31, 2006	70,834	$19.99	$1,886
Exercised by holders of SkyTerra options	(5,000)	$22.53	$160

Options outstanding & exercisable at December 31, 2007	65,834	$19.80	$2,292

*	In thousands.

The following table summarizes information about stock options that are outstanding and exercisable as of December 31, 2007:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$1.48	5,000	$1.48	6.13
$20.23 - $22.53	60,834	$21.30	7.27

	65,834	$19.80	7.19

On March 24, 2006, the Company issued fully vested options to acquire 40,000 shares of our common stock at an exercise price of $10.35/share to two of our executives. The options expired by December 31, 2006 if not exercised. All of these options were exercised in 2006 and are no longer outstanding. The Company recognized $0.8 million of compensation expense in 2006 related to these awards.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*
Outstanding at December 31, 2004	986,760	$8.40
Granted	152,500	$31.21
Exercised	(47,167)	$2.98

Outstanding at December 31, 2005	1,092,093	$11.81	$-
Exercised	(25,700)	$6.29	$921
Effect of the Distribution	(1,066,393)	$8.30	$14,949

Outstanding and exercisable at December 31, 2006	-	$-	$-

*	Information is in thousands and not available for 2005.

As a result of the Distribution, the Company has no ongoing obligation related to the outstanding options to purchase SkyTerra’s common stock.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:    Other Benefits

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to $15,500 limit in 2007 per the Internal Revenue Service (“IRS”). Employee contributions are immediately vested. The Company will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2007 and 2006, the Company matching contributions were $6.6 million and $6.2 million, respectively.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,000 in 2007, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Plan

Effective April 22, 2005, HNS established the Long-Term Cash Incentive Plan (the “Cash Plan”), which was designed to compensate a select group of employees chosen by the Company’s senior management. The Cash Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if: (i) the individual remains employed by HNS through April 22, 2009 and (ii) HNS successfully attains its earnings before interest, income tax, depreciation and amortization (“EBITDA”) goal for 2008, which will be determined in March 2008.

As of December 31, 2007, the Plan has 88 participants and a maximum payout (if all remain employed and the EBITDA goal is achieved) of approximately $14.2 million. If HNS successfully attains its EDITDA goal for 2008, each participant who remains continuously employed by HNS shall be paid in the form of a lump-sum cash award on or about April 22, 2009. If HNS does not achieve its EBITDA goal, no payout will be made.

Note 18:    Stockholders’ Equity

HCI is a publicly-traded company and its common stock is traded on the NASDAQ Global Market under the symbol “HUGH.” The Company’s certificate of incorporation was amended and restated in February 2006 in connection with the Distribution and the Separation Agreement. The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 19,195,972 shares were issued and outstanding at December 31, 2007. Additionally the Company is authorized to issue 1,000,000 shares of Preferred Stock, par value $0.001 per share, of which none were outstanding at December 31, 2007. The Preferred Stock can be issued in one or more classes or series, and the Board of Directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of December 31, 2007, no class or series of preferred stock had been established by the Company’s Board of Directors.

Note 19:    Redeemable Convertible Preferred Stock

On June 4, 1999, SkyTerra issued and sold Series A and B preferred stock and warrants to Apollo for an aggregate purchase price of $87.0 million. As approved at SkyTerra’s 1999 annual meeting of stockholders, all

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series B securities were converted to Series A securities. As part of the Distribution, all outstanding Series A preferred stock and warrants were distributed to SkyTerra.

At the time of issuance, the Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million was allocated to Series A preferred stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Dividends have been recorded representing the accrual of the quarterly paid-in-kind dividends, and the accretion of the carrying value up to the face redemption over 13 years. For the years ended December 31, 2006 and 2005, the accretion through the date of the Distribution was $0.6 million and $4.4 million, respectively.

In accordance with APB No. 29, the distribution of the Series A redeemable convertible preferred stock on the date of the Distribution was accounted for as a distribution to SkyTerra at its historical basis. As a result of and subsequent to the Distribution, SkyTerra Series A and B securities are not an authorized class of securities for the Company.

Note 20: Segment Data and Geographic Data

The Company’s consolidated operations have been classified into four reportable segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group and the Terrestrial Microwave group. The Corporate and Other includes various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment.

The following tables present certain financial information on the Company’s reportable segments as of and for the years ended December 31, 2007 and 2006. For MSV, unaudited information is provided as of and for the three months ended March 31, 2006, the period in which the Distribution occurred. The Company’s statements of operations for the year ended December 31, 2006 only includes results of MSV through the date of the Distribution. As of December 31, 2006, the Company no longer had an investment in MSV. The Company’s 23% share of MSV’s results of the operations through the date of the Distribution is included in the Corporate and Other column.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected financial information for the Company’s operating segments is as follows (in thousands):

	North America VSAT Segment	International VSAT Segment	Telecom Systems Segment	Corporate And Other Segment	Eliminations(1)	Consolidated
As of and For the Year Ended December 31, 2007
Revenues	$615,716	$214,833	$139,526	$573	$-	$970,648
Operating income (loss)	$44,259	$19,637	$25,911	$(6,171)	$-	$83,636
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$-	$45,860
Assets	$610,950	$214,231	$66,215	$238,441	$-	$1,129,837
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$-	$248,180
As of and For the Year Ended December 31, 2006
Revenues	$573,867	$193,370	$90,988	$8,616	$(8,142)	$858,699
Operating income (loss)	$35,625	$3,178	$18,871	$(17,277)	$12,245	$52,642
Depreciation and amortization	$39,224	$6,861	$2,374	$-	$-	$48,459
Assets	$450,671	$185,926	$44,774	$250,273	$-	$931,644
Capital expenditures	$75,786	$8,109	$3,075	$6,637	$-	$93,607

(1)	To Eliminate the Company's 23% share of MSV as it is included in the Corporate and Other columns .

The following table presents certain financial information on the Company’s reportable segments as of or for the year ended December 31, 2005. The HNS column represents 100% of the results of operations for the period April 23, 2005 through December 31, 2005. Since our 50% share of the results of HNS’ operations are already included in the Corporate and Other column, the Eliminations column removes the results of HNS shown in the HNS column.

	Year Ended December 31, 2005
	HNS(1)	MSV(2)	ESP	Corporate and Other	Eliminations(3)	Consolidated
	(in thousands)
Revenues	$583,468	$29,381	$615	$-	$(612,849)	$615
Operating expenses	(516,860)	(68,534)	(592)	(9,322)	585,394	(9,914)

Income (loss) from operations	66,608	(39,153)	23	(9,322)	(27,455)	(9,299)
Interest (expense) income, net	(22,744)	3,345	(59)	1,495	19,399	1,436
Equity in earnings of Hughes Network Systems, LLC	-	-	-	24,054	-	24,054
Equity in loss of Mobile Satellite Ventures LP	-	-	-	(9,469)	-	(9,469)
Loss on investments in affiliates	-	-	-	(638)	-	(638)
Other income (expense), net	2,707	3,682	65	812	(6,389)	877
Minority interest	-	-	-	1,925	-	1,925

Net income (loss) before taxes and discontinued operations	$46,571	$(32,126)	$29	$8,857	$(14,445)	$8,886

Total assets	$756,524	$216,784	$120	$205,217	$(973,308)	$205,337

(1)	Represents the Company’s 50% share of HNS’s results of operations for the period following the April 2005 Transaction.
(2)	Represents the Company’s 23% share of MSV’s results of operations.
(3)	To eliminate the Company’s share of the results of operations of MSV and HNS.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues for the year ended December 31, 2005 are not presented as this information relates to periods prior to the consolidation of HNS in the Company’s consolidated results of operations. Revenues by geographic area are summarized by customers’ location as follows (in thousands):

	Year Ended December 31,
	2007	2006
North America	$726,246	$665,778
Africa, Asia and the Middle East	125,043	104,873
Europe	88,366	66,694
South America and the Caribbean	30,993	21,354

Total revenues	$970,648	$858,699

Revenues for the year ended December 31, 2005 are not presented as this information relates to periods prior to the inclusion of HNS in the Company’s consolidated results of operations. Individual countries with significant revenues for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2007	2006
United States	$717,824	$639,401

Total property, net by geographic area is summarized by customers’ location as follows (in thousands):

	Year Ended December 31,
	2007	2006
North America:
United States	$461,920	$304,967
Mexico	5	3

Total North America	461,925	304,970
Africa, Asia and the Middle East	8,260	2,671
Europe	5,136	2,589
South America and the Caribbean	4,655	2,267

Total property, net	$479,976	$312,497

Note 21:    Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Subsequent to the April 2005 Transaction, related parties include Apollo Management, L.P. and its affiliates (“Apollo”), which includes SkyTerra, Intelsat and other satellite related companies.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into a Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of its assets, liabilities and operations other than those associated with MSV and TerreStar Networks and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of MSV and TerreStar Networks, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, would have been transferred to the Company from SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined in the agreement. The Separation Agreement also provides that the Company was responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees were paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification—The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of, or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty or keep well of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations; and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of, or resulting from the ownership or operation of the assets or properties of MSV or TerreStar Networks, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement—The tax sharing agreement governs the allocation between the Company and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods ended on or before February 21, 2006. The Company will generally be responsible for, and indemnify SkyTerra and its subsidiaries against, all tax liabilities imposed on or attributable to (i) the Company and any of its subsidiaries relating to all taxable periods and (ii) SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra, in each case, after taking into account any tax attributes of SkyTerra or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, the Company is not responsible for any taxes relating to MSV, TerreStar Networks or a change of control of SkyTerra. Additionally, under the tax sharing agreement, SkyTerra is responsible for, and indemnifies the Company and its subsidiaries against, all tax liabilities imposed on or attributable to MSV and TerreStar Networks relating to all taxable periods, SkyTerra and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of SkyTerra.

Hughes Systique Corporation

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. HNS has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President and HNS’ CEO and President and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. At December 31, 2007, on an undiluted basis, the Company owned approximately 24% of the outstanding shares of Hughes Systique and our CEO and President and his brother owned an aggregate of approximately 20% of the outstanding shares of Hughes Systique. In addition, our CEO and President and a member of our Board of Directors and HNS’ Board of Managers serve on the board of directors of Hughes Systique.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 9, 2008, the Company purchased additional Series A Preferred Shares from Hughes Systique. See “Note 23—Subsequent Event” for further discussion. On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million and we funded our share of the initial draw in the amount of $0.5 million.

Intelsat Holdings Limited

At December 31, 2007, Apollo owned, directly or indirectly, approximately 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company and its subsidiaries lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore, Intelsat is no longer related to us as of that date.

Agreement with 95 West Co. Inc.

In July 2006, HNS entered into an agreement with two related parties, 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo. A member of our Board of Directors and HNS’ Board of Managers is the managing director of one of the related parties, the CEO and President of the other related party and also owns a small interest in each. Another member of HNS’ Board of Managers and a member of our Board of Directors is a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2007, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Agreement with Hughes Telematics, Inc.

In July 2006, HNS granted a limited license to Hughes Telematics, Inc. (“HTI”) allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that HNS will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to HNS in the event HTI no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms, HNS has commenced providing development services and equipment to HTI.

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. HNS’ management does not believe that this agreement with HTI and HTI’s customer, together with the letter agreement with HTI, will have a significant negative impact, if any, on HNS and its financial position, results of operations or cash flows.

In January 2008, HNS entered into an agreement with HTI, pursuant to which HNS is developing an overall automotive telematics system for HTI, comprising the telematics system hub and Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, HNS shall serve as the exclusive manufacturer and supplier of TCU’s for HTI. The total development phase of the agreement is currently valued at approximately $38.5 million, $20.0 million of which was subject to the authorization to proceed previously issued by HTI for such development work through December 31, 2007.

HTI is controlled by an affiliate of Apollo. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of HTI’s equity as of December 31, 2007. In addition, a member of HNS’ Board of Managers and our Board of Directors is a director of HTI and a senior partner of Apollo.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, HNS signed a sales contract with MSV to design, develop and supply a satellite base station. SkyTerra owned a majority of and controlled MSV as of December 31, 2007. Apollo owned approximately 15.3% of SkyTerra’s common equity and controlled approximately 29.8% of SkyTerra’s voting shares as of December 31, 2007. Three individuals affiliated with Apollo currently serve on SkyTerra’s board of directors. In addition, three members of our Board of Directors and HNS’ Board of Managers currently serve on the boards of directors of MSV and SkyTerra. In addition, another member of our Board of Directors served as an officer of Apollo until August 31, 2006 and also serves on the board of directors of SkyTerra.

Other

Certain members of our Board of Directors and officers serve on the board of directors of some of our affiliates, including Hughes Systique, MSV and TerreStar Networks. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Sales:
HTI	$22,301	$1,611	$-
MSV	10,093	2,520	-
Apollo and affiliates	1,419	17,861	18

Total	$33,813	$21,992	$18

Purchases:
Intelsat	$119,961	$59,402	$-
Apollo and affiliates	-	15,617	-
Other	5,609	847	-

Total	$125,570	$75,866	$-

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	December 31,
	2007	2006
Due from related parties:
HTI	$2,380	$-
Apollo and affiliates	205	1,892
MSV	94	2,152

Total	$2,679	$4,044

Due to related parties:
Intelsat	$12,311	$12,697
Apollo and affiliates	-	307
Other	310	115

Total	$12,621	$13,119

Note 22:    Commitments and Contingencies

Litigation

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

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2005 regarding alleged violations of the International Traffic in Arms Regulations involving exports of technology related to the International VSAT segment primarily to China. As part of the Consent Agreement, which applies to HNS, one of HNS’ subsidiaries was debarred from conducting certain international business, although HNS may seek reinstatement in the future. In addition, HNS was required to enhance its export compliance program to avoid future infractions.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch's purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying Consolidated Balance Sheets, in anticipation of the refund from Sea Launch.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company warrants its hardware products over 12 to 24 months, depending on the products sold, following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the Company recognizes revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management's estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2007	2006
Balance beginning of period	$2,827	$4,054
Warranty cost accrual	3,881	2,452
Warranty costs incurred	(3,129)	(3,679)

Balance at end of period	$3,579	$2,827

Leases

The Company has non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2007 are as follow (in thousands):

Amount
Year ending December 31,
2008	$8,166
2009	4,147
2010	2,406
2011	1,844
2012	1,337
Thereafter	2,453

Total minimum lease payments	$20,353

Rental expenses under operating leases, net of sublease income, were $12.6 million and $11.1 million for the years ended December 31, 2007 and 2006, respectively.

The Company has non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2007 are as follow (in thousands):

Amount
Year ending December 31,
2008	$162,785
2009	94,442
2010	49,335
2011	21,819
2012	6,560
Thereafter	4,594

Total minimum lease payments	$339,535

Rental expenses under operating leases for transponder capacity were $188.5 million and $167.9 million for the years ended December 31, 2007 and 2006, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $29.4 million that were undrawn at December 31, 2007. Of this amount, $12.6 million were issued under the Revolving Credit Facility, of which $0.8 million was issued to secure a bond to the Federal Communications Commission; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $12.3 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities' assets. As of December 31, 2007, these obligations were scheduled to expire as follows: $13.3 million in 2008; $8.1 million in 2009; $1.8 million in 2010; and $6.2 million in 2011 and thereafter.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in Other assets prior to June 30, 2007. The investment has been reclassified to Prepaid expenses and other in the accompanying Consolidated Balance Sheets as of December 31, 2007. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2007. Prior to June 30, 2007, this commitment was included in Other liabilities in the accompanying Consolidated Balance Sheets.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for a satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $39.0 million was paid through December 31, 2007 and the remaining balance is due in the first half of 2008. In February 2007, the Company signed a contract with a launch services provider to launch the SPACEWAY 3 satellite, which was successfully launched on August 14, 2007. At December 31, 2007, the estimated cost of completing the satellite construction and other miscellaneous expense was expected to total approximately $11.3 million.

In July 2006, HNS entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC. (“MLH”) pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. As part of the agreement, HNS agreed to pay 95 West Co. an annual installments of $0.3 million in 2006, $0.75 million for each of the year ended December 31, 2007 through 2010 and $1.0 million for each of the year ended December 31, 2011 through 2016.

Note 23:    Subsequent Events

Helius, Inc. (“Helius”)

On February 4, 2008, the Company completed the acquisition of Helius for up to $30.5 million as the result of the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). At the closing of the acquisition, we paid $10.5 million after certain adjustments pursuant to the Merger Agreement. We are contingently obligated to pay up to an additional $20.0 million, if any, to be payable in April 2010 by the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company or Helius, as the surviving corporation, as additional purchase price, subject to Helius achieving the post-closing performance goals as set forth in the Merger Agreement.

The Company will begin to consolidate Helius’ financial statements as of the closing date and the basis of Helius’ assets and liabilities will be adjusted to their fair values. Helius’ net assets at the closing were approximately $0.6 million. In connection with the acquisition, the Company had incurred approximately $0.2 million of transaction costs, including legal, accounting and other costs directly related to the acquisition of Helius. These costs are included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets.

Helius was founded in 1995 and provides broadcasting solutions focused on the data broadcasting and IP-over-satellite markets for nearly a decade. Helius offers a comprehensive portfolio of digital signage, training, distance learning, and content distribution network solutions. Helius is a privately held firm with funding from The Canopy Group. We believe that the acquisition of Helius will combine Helius’ customer base and skills as a recognized leader in providing business in internet protocol television solutions with the extensive broadband networking experience and customer base of HNS.

In February 2008, subsequent to the acquisition, the Company transferred its ownership of Helius to HNS. Helius will operate within our North America VSAT segment, due to the nature of its business activities, its customer base and similarities with the North America enterprise business.

Hughes Systique

On January 9, 2008, we invested an additional $1.5 million Series A Preferred Shares from Hughes Systique. As a result, on an undiluted basis, we now own approximately 32% of the outstanding shares of Hughes Systique and our CEO and President and his brother own an aggregate of approximately 18% of the outstanding shares of Hughes Systique.

On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded its share of the initial draw in the amount of $0.5 million.

Note 24:    Supplemental Guarantor and Non-Guarantor Financial Information

On August 8, 2007, the Company filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In connection with any future issuance of debt securities of HNS and HNS Finance Corp., we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and HNS Finance Corp. under such debt securities. The registration statement was declared effective by the SEC on November 19, 2007. To date, no securities have been issued under the registration statement.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In lieu of providing separate unaudited financial statements of HNS and HNS Finance Corp., as co-issuers and the HNS guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents the Company’s results. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of the HNS guarantor subsidiaries and the results of HNS Finance Corp, a finance subsidiary which is 100% owned by the Company and which had no assets, operations, revenues or cash flows for the periods presented, HNS and HNS Finance Corp., a co-issuers. The column marked “Subsidiaries Non-Guarantor” includes the results of the Company’s and HNS, non-guarantor subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning the HNS Finance Corp. and the HNS guarantor subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS and the guarantor and non-guarantor subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

Condensed Consolidating Balance Sheet as of December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$4,790	$113,530	$150	$15,622	$-	$134,092
Marketable securities	6,083	11,224	-	-	-	17,307
Receivables, net	964	158,540	15	69,019	(18,595)	209,943
Inventories	-	59,164	-	6,590	-	65,754
Prepaid expenses and other	1,589	26,638	83	15,410	-	43,720

Total current assets	13,426	369,096	248	106,641	(18,595)	470,816
Property, net	-	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	246,568	76,557	-	-	(323,125)	-
Other assets	5,080	168,084	5,881	-	-	179,045

Total assets	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837

Liabilities and equity:
Accounts payable	$1,899	$56,638	$11	$31,635	$(17,743)	$72,440
Short term borrowings	-	9,636	-	5,159	-	14,795
Accrued expenses and due to affiliates	763	156,460	-	34,182	(852)	190,553

Total current liabilities	2,662	222,734	11	70,976	(18,595)	277,788
Long-term debt	-	573,836	-	3,925	-	577,761
Other liabilities	-	5,813	-	713	-	6,526
Minority interests	51	-	5,350	-	-	5,401
Total equity	262,361	247,470	26,709	48,946	(323,125)	262,361

Total liabilities and equity	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets:
Cash and cash equivalents	$7,742	$92,988	$80	$6,123	$-	$106,933
Marketable securities	3,854	103,466	-	-	-	107,320
Receivables, net	637	137,223	28	59,921	(16,854)	180,955
Inventories	-	51,788	-	9,492	-	61,280
Prepaid expenses and other	772	26,381	81	12,713	-	39,947

Total current assets	13,005	411,846	189	88,249	(16,854)	496,435
Property, net	-	278,989	26,001	7,507	-	312,497
Investment in subsidiaries	197,424	68,365	-	-	(265,789)	-
Other assets	6,532	104,768	7,106	4,306	-	122,712

Total assets	$216,961	$863,968	$33,296	$100,062	$(282,643)	$931,644

Liabilities and equity:
Accounts payable	$566	$45,555	$7	$29,644	$(16,381)	$59,391
Short term borrowings	-	22,988	-	4,222		27,210
Accrued expenses and due to affiliates	985	112,766	-	24,427	(473)	137,705

Total current liabilities	1,551	181,309	7	58,293	(16,854)	224,306
Long-term debt	-	466,990	-	2,200	-	469,190
Other liabilities	-	17,366	-	713	-	18,079
Minority interests	21	-	4,139	520	-	4,680
Total equity	215,389	198,303	29,150	38,336	(265,789)	215,389

Total liabilities and equity	$216,961	$863,968	$33,296	$100,062	$(282,643)	$931,644

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007 (In thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$845,501	$1,140	$148,701	$(24,694)	$970,648

Operating costs and expenses:
Costs of revenues	-	627,684	-	104,700	(20,603)	711,781
Selling, general and administrative	6,609	116,134	3,295	30,104	(4,091)	152,051
Research and development	-	17,036	-	-	-	17,036
Amortization of intangibles	-	6,144	-	-	-	6,144

Total operating costs and expenses	6,609	766,998	3,295	134,804	(24,694)	887,012

Operating income (loss)	(6,609)	78,503	(2,155)	13,897	-	83,636
Other income (expense):
Interest expense	(3)	(41,962)	-	(1,810)	-	(43,775)
Other income (expense), net	(52)	8,690	(286)	664	-	9,016
Equity in earnings of subsidiaries	50,204	4,670	-	-	(54,874)	-

Income (loss) before income taxes	43,540	49,901	(2,441)	12,751	(54,874)	48,877
Income tax expense	-	(100)	-	(5,237)	-	(5,337)

Net income (loss)	$43,540	$49,801	$(2,441)	$7,514	$(54,874)	$43,540

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$763,675	$969	$115,188	$(21,133)	$858,699

Operating costs and expenses:
Costs of revenues	-	568,040	-	87,656	(18,290)	637,406
Selling, general and administrative	5,008	108,621	2,157	27,496	(3,833)	139,449
Research and development	-	23,058	-	-	-	23,058
Amortization of intangibles	-	6,144	-	-	-	6,144

Total operating costs and expenses	5,008	705,863	2,157	115,152	(22,123)	806,057

Operating income (loss)	(5,008)	57,812	(1,188)	36	990	52,642
Other income (expense):
Interest expense	(1,709)	(44,973)	-	(1,265)	156	(47,791)
Other income (expense), net	1,037	8,561	(334)	1,841	(1,156)	9,949
Equity in earnings of subsidiaries	17,204	(2,298)	-		(14,906)	-

Income (loss) from continuing operations before income taxes	11,524	19,102	(1,522)	612	(14,916)	14,800
Income tax expense	(50,834)			(3,276)		(54,110)

Income (loss) from continuing operations	(39,310)	19,102	(1,522)	(2,664)	(14,916)	(39,310)
Income from discontinued operations	197	-	-	-	-	197

Net income (loss)	$(39,113)	$19,102	$(1,522)	$(2,664)	$(14,916)	$(39,113)

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005 (In thousands)
	Parent	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$615	$-	$615

Operating costs and expenses:
Costs of revenues	-	326	-	326
Selling, general and administrative	9,093	495	-	9,588

Total operating costs and expenses	9,093	821	-	9,914

Operating loss	(9,093)	(206)	-	(9,299)
Other income (expense):
Interest expense	-	-	-
Other income, net	2,406	1,832	-	4,238
Equity in earnings (loss) of unconsolidated affiliates	23,416	(9,469)	-	13,947
Equity in loss of subsidiaries	(7,738)	-	7,738	-

Income (loss) from continuing operations before income taxes	8,991	(7,843)	7,738	8,886
Income tax benefit	50,334	-	-	50,334

Income (loss) from continuing operations	59,325	(7,843)	7,738	59,220
Income from discontinued operations	-	105	-	105

Net Income (loss)	$59,325	$(7,738)	$7,738	$59,325

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$43,540	$49,801	$(2,441)	$7,514	$(54,874)	$43,540
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(45,211)	21,375	3,706	15,231	54,874	49,975

Net cash provided by (used in) operating activities	(1,671)	71,176	1,265	22,745	-	93,515

Cash flows from investing activities:
Change in restricted cash	789	284	-	95	-	1,168
Purchases of marketable securities	(10,768)	(22,096)	-	-	-	(32,864)
Proceeds from sales of marketable securities	8,585	114,105	-	-	-	122,690
Expenditures for property and intangibles	-	(220,451)	(1,195)	(12,306)	-	(233,952)
Expenditures for capitalized software	-	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	-	382	-	134	-	516

Net cash (used in) provided by investing activities	(1,394)	(142,004)	(1,195)	(12,077)	-	(156,670)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	376	-	376
Proceeds from exercise of stock options and warrants	113	-	-	-	-	113
Long-term debt borrowings	-	115,000	-	4,731	-	119,731
Repayment of long-term debt	-	(21,577)	-	(3,266)	-	(24,843)
Debt issuance cost	-	(2,053)	-	-	-	(2,053)

Net cash provided by (used in) financing activities	113	91,370	-	1,841	-	93,324

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,010)	-	(3,010)

Net (decrease) increase in cash and cash equivalents	(2,952)	20,542	70	9,499	-	27,159
Cash and cash equivalents at beginning of period	7,742	92,988	80	6,123	-	106,933

Cash and cash equivalents at end of period	$4,790	$113,530	$150	$15,622	$-	$134,092

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(39,113)	$19,102	$(1,522)	$(2,663)	$(14,917)	$(39,113)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	37,571	71,568	2,077	3,163	14,917	129,296

Net Cash (used in) continuing operations	(1,542)	90,670	555	500	-	90,183
Net Cash (used in) discontinued operations	-	-	-	(10)	-	(10)

Net cash provided by (used in) operating activities	(1,542)	90,670	555	490	-	90,173

Cash flows from investing activities:
Change in restricted cash	(2,737)	(124)	-	(22)	-	(2,883)
Purchases of marketable securities	(858)	(89,254)	-	-	-	(90,112)
Expenditures for property and intangibles	-	(71,844)	(552)	(4,795)	-	(77,191)
Expenditures for capitalized software	-	(16,416)	-	-	-	(16,416)
Proceeds from sale of property	-	-	-	521	-	521
Acquisition of HNS, net of cash received	(100,514)	-	-	-	113,267	12,753

Net cash (used in) provided by investing activities	(104,109)	(177,638)	(552)	(4,296)	113,267	(173,328)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(1,609)	-	(1,609)
Debt borrowing from Apollo	100,000	-	-	-	-	100,000
Debt repayment to Apollo	(100,000)	-	-	-	-	(100,000)
Proceeds from rights offering	100,000	-	-	-	-	100,000
Distribution to SkyTerra	(9,314)	-	-	-	-	(9,314)
Payment of dividends on preferred stock	(1,394)	-	-	-	-	(1,394)
Proceeds from exercise of stock options and warrants	2,206	-	-	-	-	2,206
Long-term debt borrowings	-	450,000	-	5,330	-	455,330
Repayment of long-term debt	-	(360,924)	-	(3,948)	-	(364,872)
Debt issuance cost	-	(11,668)	-	-	-	(11,668)

Net cash provided by (used in) financing activities	91,498	77,408	-	(227)	-	168,679

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(555)	-	(555)

Net (decrease) increase in cash and cash equivalents	(14,153)	(9,560)	3	(4,588)	113,267	84,969
Cash and cash equivalents at beginning of period	21,895	102,548	77	10,711	(113,267)	21,964

Cash and cash equivalents at end of period	$7,742	$92,988	$80	$6,123	$-	$106 ,933

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$59,325	$-	$-	$(7,737)	$7,737	$59,325
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(69,973)	-	-	13,014	(7,737)	(64,696)

Net Cash (used in) continuing operations	(10,648)	-	-	5,277	-	(5,371)
Net cash used in discontinued operations	-	-	-	(1,093)	-	(1,093)

Net cash provided by (used in) operating activities	(10,648)	-	-	4,184	-	(6,464)

Cash flows from investing activities:
Cash paid for investments in affiliates	-	-	-	(3,562)	-	(3,562)
Cash received from sale of investments in affiliates	-	-	-	1,923	-	1,923
Purchase interest in HNS	(50,000)	-	-	-	-	(50,000)
Change in restricted cash	-	-	-	(3,060)	-	(3,060)
Purchases of marketable securities	(12,228)	-	-	-	-	(12,228)
Sale of short term cash securities, net	65,977	-	-	-	-	65,977
Expenditures for property	(3)	-	-	-	-	(3)
Proceeds from sale of property	-	-	-	62	-	62

Net Cash (used in) continuing operations	3,746	-	-	(4,637)	-	(891)
Net cash used in discontinued operations	-	-	-	(63)	-	(63)

Net cash (used in) provided by investing activities	3,746	-	-	(4,700)	-	(954)

Cash flows from financing activities:
Repurchase shares of consolidated subsidiary	-	-	-	(4)	-	(4)
Preferred dividend	(5,575)	-	-	-	-	(5,575)
Proceeds from issuance of stock in conection with exercise of options	140	-	-	-	-	140

Net Cash used in continuing operations	(5,435)	-	-	(4)	-	(5,439)
Net cash provided by discontinued operations	-	-	-	76	-	76

Net cash (used in) provided by financing activities	(5,435)	-	-	72	-	(5,363)

Effect of exchange rate changes on cash and cash equivalents .	-	-	-	11	-	11

Net decrease in cash and cash equivalents	(12,337)	-	-	(433)	-	(12,770)
Cash and cash equivalents at beginning of period	34,232	-	-	502	-	34,734

Cash and cash equivalents at end of period	$21,895	$-	$-	$69	$-	$21,964

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25:    Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
Revenue	$222,882	$234,358	$233,703	$279,705
Gross margin	$55,482	$62,066	$60,906	$80,413
Net income	$2,940	$9,632	$11,037	$19,931
Net income attributable to common stockholders	$2,940	$9,632	$11,037	$19,931
Basic earnings per share	$0.16	$0.51	$0.58	$1.06
Diluted earnings per share	$0.15	$0.50	$0.57	$1.04
2006:
Revenue	$196,874	$208,661	$209,761	$243,403
Gross margin	$50,733	$44,431	$55,564	$70,565
Net income (loss)	$(55,544)	$(4,396)	$11,369	$9,458
Net income (loss) attributable to common stockholders	$(56,998)	$(4,396)	$11,369	$9,458
Basic earnings (loss) per share	$(5.63)	$(0.23)	$0.60	$0.50
Diluted earnings (loss) per share	$(5.63)	$(0.23)	$0.60	$0.49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Directors. Our Board of Directors is composed of eight members. Each director is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	61	Chief Executive Officer, President and Director
Grant A. Barber	48	Executive Vice President and Chief Financial Officer
Thomas J. McElroy	52	Chief Accounting Officer
Bahram Pourmand	61	Executive Vice President, International Division
T. Paul Gaske	54	Executive Vice President, North American Division
Adrian Morris	53	Executive Vice President, Engineering
Dean A. Manson	41	Senior Vice President, General Counsel and Secretary
Deepak V. Dutt	63	Vice President and Treasurer and Investor Relations officer
Cleo V. Belmonte	29	Assistant Secretary
O. Gene Gabbard	67	Director
Stephen H. Clark	63	Director
Lawrence J. Ruisi	59	Director
Michael D. Weiner	55	Director
Jeffrey A. Leddy	52	Director
Andrew D. Africk	41	Director
Aaron J. Stone	35	Director

Pradman P. Kaul—Chief Executive Officer, President and Director. Mr. Kaul has been our Chief Executive Officer (“CEO”) and President as well as a member of our Board of Directors since February 2006, and has been HNS’ CEO and President since 2000. Mr. Kaul was appointed to, and has served as Chairman of, HNS’ Board of Managers since April 22, 2005. Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS. Before joining HNS in 1973, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

Grant A. Barber—Executive Vice President and Chief Financial Officer. Mr. Barber has been our Executive Vice President and Chief Financial Officer (“CFO”) since February 2006 and has served as the Executive Vice President and CFO of HNS since January 2006. From 2003 to 2006, Mr. Barber served first as Controller and then Executive Vice President and CFO for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. From 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant.

Thomas J. McElroy—Chief Accounting Officer. Mr. McElroy has been our Chief Accounting Officer since February 2006. In August 2007, he was appointed Senior Vice President and Controller of HNS and is responsible for all financial accounting and reporting matters for HNS and its global consolidated operations. From June 2006 to August 7, he was HNS’ Vice President and Controller. Prior to joining HNS in January 1988 as a Director of Finance, Mr. McElroy was a senior manager in the audit group for PriceWaterhouse in Washington, DC from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

Bahram Pourmand—Executive Vice President, International Division. Mr. Pourmand has been our Executive Vice President, International division since February 2006 and has also served as Executive Vice President, International Division of HNS since 1993. Mr. Pourmand joined HNS in 1979 and is currently responsible for all aspects of HNS’ international operations, including oversight of profit and loss, marketing, product development and strategic direction for HNS’ global activities. He is also a member of HNS’ Executive Committee which oversees the overall management of HNS. Prior to joining HNS, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

T. Paul Gaske—Executive Vice President, North American Division. Mr. Gaske has been our Executive Vice President, North American Division since February 2006 and has also served as HNS’ Executive Vice President, North American division since 1999. Mr. Gaske joined HNS in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Adrian Morris—Executive Vice President, Engineering. Mr. Morris has been our and HNS’ Executive Vice President, Engineering since February 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with us in 1982 as a hardware design engineer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining HNS, he worked for Ferranti Electronics and Electro Optics Division for 4 1/2 years. Mr. Morris is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Dean A. Manson—Senior Vice President, General Counsel and Secretary. Mr. Manson has been our and HNS’ Senior Vice President, General Counsel and Secretary since October 2007, prior to which he was our Vice President, General Counsel and Secretary since February 3, 2006 and HNS’ Vice President, General Counsel and Secretary since November 2004. Mr. Manson also serves as a director or officer for several of our subsidiaries. Mr. Manson joined HNS in June 2000 as Assistant Vice President, Legal and became HNS’ Assistant Vice President and Associate General Counsel in 2001. Prior to joining HNS, Mr. Manson had been an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP since September 1993. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a certificate from Princeton’s Woodrow Wilson School of Public and International Affairs. He received a Juris Doctorate degree from Columbia University School of Law.

Deepak V. Dutt—Vice President, Treasurer and Investor Relations Officer. Mr. Dutt has been our Vice President, Treasurer and Investor Relations officer since March 2007. Mr. Dutt has served as Vice President and Treasurer of HNS since January 2001. Mr. Dutt joined HNS in July 1993 and has held various positions in finance since then, including corporate planning, international finance, treasury and an international assignment as Chief Financial Officer of a subsidiary of the Company where he played a lead role in its start-up and in taking it public. Prior to joining our Company, Mr. Dutt served in various positions in the U.S. and overseas at IBM Corporation in sales, marketing and finance. He received a Bachelor of Science degree in Engineering from the University of Poona, India.

Cleo V. Belmonte—Assistant Secretary. Ms. Belmonte has been our Assistant Secretary since March 2007. Ms. Belmonte joined HNS in January 2007 as Senior Counsel, Securities. Prior to joining HNS, from 2002 to 2006, Ms. Belmonte was an associate with the law firms of Pillsbury Winthrop Shaw Pittman LLP and Patton Boggs LLP where she practiced securities and general corporate law. Ms. Belmonte received Bachelor of Science degrees in Multinational Business Operations, Marketing and Business Management from Florida State University. Ms. Belmonte received a Juris Doctorate degree from the Georgetown University Law Center.

O. Gene Gabbard—Director. Mr. Gabbard has been a director since June 2006 and serves on our Audit Committee. He is a private investor who has more than 25 years of general management experience in the telecommunications and technology sectors. Mr. Gabbard is a member of the board of directors of COLT Telecom, SA, Luxembourg, a pan-European provider of business communications services. He is also a member of the Board of Directors of Knology, Inc., West Point, Georgia and Trillion Partners, Austin, Texas. From August 1990 to January 1993, Mr. Gabbard was Executive Vice President and Chief Financial Officer of MCI Communications Corporation.

Stephen H. Clark—Director. Mr. Clark has been a director since March 2006. Mr. Clark is a private investor who has more than 30 years of general management experience in the communications, technology and manufacturing sectors. In 1997, he founded SpectraSite Communications, Inc., a wireless communications tower operator based in Cary, North Carolina with a nationwide portfolio of 8,000 towers. He served as Chief Executive Officer and President and Chairman of the Board of Directors of SpectraSite Communications until August, 2005 when the company was sold to American Tower Corporation. Mr. Clark serves on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Lawrence J. Ruisi—Director. Mr. Ruisi has been a director since June 2006 and is Chairman of our Audit Committee. He is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. He also serves on the boards of directors of UST Inc. (NYSE: UST), a packaged goods company, and Innkeepers USA, a privately held hotel real estate investment trust. Mr. Ruisi has over twenty years of experience in the entertainment industry in which he held various senior executive positions. He was Chief Executive Officer and President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983.

Michael D. Weiner—Director. Mr. Weiner has been a director since December 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner also serves on the Board of Directors of and SkyTerra Communications, Inc.

Jeffrey A. Leddy—Director. Mr. Leddy has been a director since our formation in June 2005. Mr. Leddy was our President from our formation in June 2005 until February 2006 and our Chief Executive Officer from November 2005 until February 2006. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also serves on the Board of Directors of Hughes Telematics, SkyTerra Communications, Inc., Mobile Satellite Ventures LP and Hughes Systique Corporation. Mr. Leddy also serves on HNS’ Board of Managers.

Andrew D. Africk—Director. Mr. Africk has been a director since December 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk also serves on the Board of Directors of Hughes Telematics, SOURCECORP, Incorporated, Mobile

Satellite Ventures LP and SkyTerra Communications, Inc. Mr. Africk also serves on HNS’ Board of Managers. Mr. Africk also serves as the chairman of our Nominating and Corporate Governance Committee and our Compensation Committee.

Aaron J. Stone—Director. Mr. Stone has been a director since December 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the Board of Directors of AMC Entertainment Inc., Connections Academy, LLC, Mobile Satellite Ventures, LP and SkyTerra Communications, Inc. Mr. Stone also serves on HNS’ Board of Managers. Mr. Stone serves on our Compensation Committee and Nominating and Corporate Governance Committee.

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

Hughes Communications, Inc.

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

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

The following table provides information regarding our equity compensation plans as of December 31, 2007:

Plan category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) ( c )
Equity compensation plans approved by security holders:
The Plan(1)	10,700	n/a	2,352,150
Hughes Network Systems LLC Bonus Unit Plan (“HNS Bonus Unit Plan”)(2)	-	-	-
Equity compensation plans not approved by security holders:
SkyTerra 1998 Long Term Incentive Plan (“SkyTerra Plan”)(3)	65,834	$19.80	-

Total	76,534	$19.80	2,352,150

(1)	The Plan provides for this issuance of equity based awards in various forms including restricted common stock, restricted stock units , stock options , stock appreciation rights and other equity based awards .As of December 31, 2007, 10,700 restricted stock units granted to our international employees were outstanding that are subject to vesting over a four year period. Upon vesting, each restricted stock unit is convertible into one share of common stock. As of December 31, 2007, 347,850 shares of restricted common stock, which are subject to time vesting, were issued and outstanding under the Plan, and there were no outstanding options , warrants or other equity based awards .
(2)	In July 2005, HNS adopted an incentive plan (the “HNS Bonus Unit Plan”) pursuant to which 4.4 million bonus units were granted to certain employees . Pursuant to the Plan, if a participant is still employed by HNS on July 14, 2008, the participant's vested portion of the bonus units at such date will be exchanged for shares of our common stock. A second exchange will take place on July 14, 2010 for participants that are still employed by HNS at such time. The number of our common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. As of December 31, 2007, the bonus units would be exchangable for approximately 638,000 shares of HCI's common stock, based upon management's estimate of the increase in value of HNS and the share price of our common stock as of December 31, 2007.
(3)	In February 2006, the stock options granted under the SkyTerra Plan were converted into options to purchase shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	132
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	132
	3.	Exhibits

Exhibit Number	Description
2.1*†	Agreement and Plan of Merger by and among Hughes Communications, Inc., Utah Acquisition Corp., Helius, Inc., Canopy Ventures I, L.P., and Canopy Group, in its capacity as Shareholder Representative dated as of December 21, 2007.
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
4.4	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).

Exhibit Number	Description
10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.6	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).
10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).
10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).
10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).

Exhibit Number	Description
10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.18	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006).
10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006).
10.20	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006).
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006).
10.22	Credit Agreement, dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp. as co-borrowers, Bear Stearns Corporate Lending Inc. (“BSCL”) as the initial lender, Bear Stearns & Co. Inc. as lead arranger and bookrunning manager, and BSCL as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009).
10.23	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007) (File No. 333-138009).
11*	Statement regarding computation of earnings per shares.
12*	Statement regarding computation of ratio of earnings to fixed charges.
21.1*	List of Subsidiaries of Hughes Communications, Inc.
23.1*	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm, relating to Hughes Communications, Inc.
23.2*	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm, relating to Hughes Network Systems, LLC.
23.3*	Consent of Independent Auditor—Ernst & Young LLP
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Annual Report on Form 10-K of Hughes Network Systems, LLC as of and for the year ended December 31, 2007.
99.2*	Financial statements of Mobile Satellite Ventures LP as of and for the years ended December 31, 2005, 2004 and 2003.

*	Filed herewith.
†	The Schedules, exhibits and appendicies to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Hughes Communications, Inc. agrees to furnish supplementally to the Securities and Exchange Commission, upon request, a copy of any omitted schedule, exhibit or appendix.

Financial Statements Schedules

Schedule I—Condensed Financial Information of the Registrant

The condensed financial information required by this schedule is included in Note 22 and Note 24 to the Company’s audited consolidated financial statements included in Item 8 of this report.

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(in thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2007	$10,158	$11,405	$-	$(12,503)	$9,060
Year ended December 31, 2006	$78	$23,908	$-	$(13,828)	$10,158
Year ended December 31, 2005	$78	$-	$-	$-	$78

Deferred tax valuation allowance:
Year ended December 31, 2007	$41,629	$-	$-	$(11,589)	$30,040
Year ended December 31, 2006	$70,009	$-	$-	$(28,380)	$41,629
Year ended December 31, 2005	$122,953	$-	$-	$(52,944)	$70,009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2008	HUGHES COMMUNICATIONS, INC. (Registrant)

/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL (Pradman P. Kaul)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2008

/s/ GRANT A. BARBER (Grant A. Barber)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2008

/s/ THOMAS J. MCELROY (Thomas J. McElroy)	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2008

/s/ O. GENE GABBARD (O. Gene Gabbard)	Director	March 10, 2008

/s/ STEPHEN H. CLARK (Stephen H. Clark)	Director	March 10, 2008

/s/ LAWRENCE J. RUISI (Lawrence J. Ruisi)	Director	March 10, 2008

/s/ MICHAEL D. WEINER (Michael D. Weiner)	Director	March 10, 2008

/s/ JEFFREY A. LEDDY (Jeffrey A. Leddy)	Director	March 10, 2008

/s/ ANDREW D. AFRICK (Andrew D. Africk)	Director	March 10, 2008

/s/ AARON J. STONE (Aaron J. Stone)	Director	March 10, 2008