Form 10-Q
period 2008-03-31
Hughes Communications, Inc.
filed 2008-05-07
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2008 was 19,189,128.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$110,136	$134,092
Marketable securities	18,650	17,307
Receivables, net	187,490	209,943
Inventories	76,099	65,754
Prepaid expenses and other	36,215	43,720
Total current assets	428,590	470,816
Property, net	489,949	479,976
Capitalized software costs, net	49,185	47,582
Intangible assets, net	29,543	22,513
Goodwill	1,362	-
Other assets	115,393	108,950
Total assets	$1,114,022	$1,129,837
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$73,166	$72,440
Short-term debt	12,730	14,795
Accrued liabilities	165,258	177,932
Due to affiliates	1,077	12,621
Total current liabilities	252,231	277,788
Long-term debt	577,431	577,761
Other liabilities	20,692	6,526
Total liabilities	850,354	862,075
Commitments and contingencies
Minority interests	5,446	5,401
Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no
shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized;
19,185,794 shares and 19,195,972 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	19	19
Additional paid in capital	631,456	631,300
Accumulated deficit	(366,212)	(366,868)
Accumulated other comprehensive loss:
Foreign currency translation adjustments	3,492	3,305
Unrealized loss on interest rate swap	(10,699)	(5,482)
Unrealized gains on securities	166	87
Total stockholders' equity	258,222	262,361
Total liabilities and stockholders' equity	$1,114,022	$1,129,837

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Services	$148,897	$119,774
Hardware sales	88,263	103,108
Total revenues	237,160	222,882
Operating costs and expenses:
Cost of services	94,217	80,234
Cost of hardware products sold	76,798	87,166
Selling, general and administrative	49,155	38,266
Research and development	6,076	4,124
Amortization of intangibles	1,608	1,536
Total operating costs and expenses	227,854	211,326
Operating income	9,306	11,556
Other income (expense):
Interest expense	(9,308)	(11,438)
Interest income	1,463	3,078
Other income, net	31	101
Income before income tax expense; minority interests in net (gains)
losses of subsidiaries; and equity in losses of unconsolidated
affiliates	1,492	3,297
Income tax expense	(640)	(520)
Minority interests in net (gains) losses of subsidiaries	(45)	283
Equity in losses of unconsolidated affiliates	(151)	(120)
Net income	$656	$2,940
Earnings per share:
Basic	$0.03	$0.16
Diluted	$0.03	$0.15
Shares used in computation of per share data:
Basic	18,867,630	18,843,122
Diluted	19,275,233	19,212,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$656	$2,940
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,053	11,467
Equity plan compensation expense	1,071	1,017
Minority interests	45	(283)
Equity in losses from unconsolidated affiliates	151	120
Other	(3)	(250)
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	23,857	(2,469)
Inventories	(10,194)	(1,996)
Prepaid expenses and other	(3,927)	(641)
Accounts payable	905	(4,470)
Accrued liabilities and other	(6,197)	(3,051)
Net cash provided by operating activities	17,417	2,384
Cash flows from investing activities:
Change in restricted cash	7	508
Purchases of marketable securities	(2,071)	(1,742)
Proceeds from sales of marketable securities	1,005	15,000
Expenditures for property	(22,948)	(62,245)
Expenditures for capitalized software	(3,382)	(3,288)
Proceeds from sale of property	25	313
Additional investment in Hughes Systique Corporation	(1,500)	-
Acquisition of Helius	(10,812)	-
Long-term loan to Hughes Systique Corporation	(500)	-
Net cash used in investing activities	(40,176)	(51,454)
Cash flows from financing activities:
Net increase in notes and loans payable	689	303
Long-term debt borrowings	1,654	115,296
Repayment of long-term debt	(4,620)	(6,902)
Debt issuance costs	-	(1,987)
Net cash (used in) provided by financing activities	(2,277)	106,710
Effect of exchange rate changes on cash and cash equivalents	1,080	(384)
Net(decrease) increase in cash and cash equivalents	(23,956)	57,256
Cash and cash equivalents at beginning of the period	134,092	106,933
Cash and cash equivalents at end of the period	$110,136	$164,189
Supplemental cash flow information:
Cash paid for interest	$2,832	$1,168
Cash paid for income taxes	$952	$1,565

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on June 23, 2005. The Company is a publicly-traded company, and its stock trades on the National Association of Securities Dealers Automated Quotations System—Global Select Market under the symbol “HUGH.” We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”), a telecommunications company.

We are a provider of satellite based communications services and equipment that utilize very small aperture terminals (“VSAT”) to distribute signals via satellite as a means of connecting participants in private and shared data networks. VSAT networks are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control and broadcast video. Our broadband satellite network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers which we refer to as the Consumer market. We also provide managed services to enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the growth of our North American Consumer and Enterprise businesses and introduced service in North America on the SPACEWAY system in April 2008. The launch of service on the SPACEWAY system will enable us to expand our business by increasing our addressable markets in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2008 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets.” Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis during the fourth quarter and whenever events and circumstances occur indicating that goodwill might be impaired.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” The objective of this Statement is to enhance disclosure requirements in the current disclosure framework of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. As of March 31, 2008, the Company has not determined the impact of SFAS No. 161 on its financial position, results of operations or cash flows.

Note 2:	Acquisition of Helius, Inc.

On February 4, 2008, we completed the acquisition of Helius, Inc. (“Helius”) pursuant to the merger agreement that we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition of Helius, we transferred our ownership of Helius to HNS,  along with the remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving the post-closing performance goals (the “Performance Goals”). Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, "Business Combinations." However, when it is probable that Helius will achieve the Performance Goals set pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer services and improvement of customer retention rates as we combine Helius' customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America enterprise business, Helius operates within our North America VSAT segment. For financial statements for periods beginning on or after the closing date of the acquisition, Helius’ results have been consolidated into our results of operations, and the basis of Helius’ acquired assets and assumed liabilities were adjusted to their preliminary estimated fair values in accordance with SFAS No. 141. Management determined the estimated fair value after considering a number of factors. The excess of the total acquisition costs of $10.8 million over the estimated fair value of the net assets acquired has been reflected as goodwill and intangible assets in accordance with SFAS No. 141.

The estimated fair value is preliminary and subject to revision, including the finalization of the valuation of property and equipment and intangible assets and evaluation of the Company’s other long lived assets and non-current liabilities, which is expected to be completed in the second half of 2008. The final valuation will be based on the actual assets acquired and liabilities assumed at the acquisition date and management’s determination of fair value. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this transaction to the Company. The following table summarizes the estimated fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of February 4, 2008; however the allocation is subject to refinement. Based on the preliminary valuation, the purchase price has been estimated as follows (in thousands):
Amount
Cash consideration	$10,500
Direct acquisition costs	312
Total acquisition costs	$10,812

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of determining the fair value of certain intangible assets, thus the allocation of the purchase price is subject to refinement (in thousands):
Amount
Current assets	$1,059
Property, net	118
Intangible assets	8,850
Goodwill	1,362
Other assets	540
Total assets	11,929
Current liabilities	(1,117)
Total liabilites	(1,117)
Net assets acquired	$10,812

Based on the preliminary valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets are as follows (in thousands):

Amount
Customer relationships	$4,260
Patented technology	2,870
Trademarks	1,720
Total	$8,850

The weighted average amortization period for the intangible assets is approximately 10.1 years. The total amount of goodwill is expected to be deductible for tax purposes.

Pro forma financial statements are not presented for Helius because the Company believes that the pro forma amount will be immaterial to the financial statements.

Note 3:	Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):
	Cost	Gross Unrealized		Estimated
	Basis	Gains	Losses	Fair Values
March 31, 2008:
Municipal bonds	$10,283	$82	$-	$10,365
Government agencies	6,709	49	-	6,758
Corporate bonds	1,525	2	-	1,527
Total available-for-sale securities	$18,517	$133	$-	$18,650
December 31, 2007:
Municipal bonds	$5,076	$4	$-	$5,080
Government agencies	2,016	-	(1)	2,015
Corporate bonds	10,153	59	-	10,212
Total available-for-sale securities	$17,245	$63	$(1)	$17,307

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unrealized gains at March 31, 2008 were attributable to changes in interest rates of these investments. The Company has the intent and ability to hold these securities until the securities mature.

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):
	March 31, 2008	December 31, 2007
Trade receivables	$156,024	$177,047
Contracts in process	38,238	39,656
Other receivables	2,040	2,300
Total receivables	196,302	219,003
Allowance for doubtful accounts	(8,812)	(9,060)
Total receivables, net	$187,490	$209,943

Trade receivables included $4.1 million and $2.7 million of amounts due from affiliates at March 31, 2008 and December 31, 2007, respectively.

Advances and progress billings offset against contracts in process amounted to $23.6 million and $27.0 million at March 31, 2008 and December 31, 2007, respectively. The Company expects to collect the $31.3 million, $2.6 million, $2.3 million and $2.0 million in 2008, 2009, 2010 and 2011, respectively, of contracts in process recorded at March 31, 2008.

Note 5:	Inventories

Inventories consisted of the following (in thousands):
	March 31, 2008	December 31, 2007
Production materials and supplies	$12,932	$10,926
Work in process	15,830	15,147
Finished goods	47,337	39,681
Total inventories	$76,099	$65,754

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):
		Estimated Useful Lives (years)	March 31, 2008	December 31, 2007
Land and improvements		10 - 30	$5,906	$5,909
Buildings and leasehold improvements		1 - 30	23,508	23,450
Machinery and equipment		3 - 5	90,984	85,807
VSAT operating lease hardware		2 - 5	44,689	43,029
Furniture, fixtures, and office machines		3 - 7	1,000	812
Construction in progress	—SPACEWAY		369,044	360,777
	—Other		21,887	19,270
Total property			557,018	539,054
Accumulated depreciation			(67,069)	(59,078)
Total property, net			$489,949	$479,976

SPACEWAY

SPACEWAY 3 is a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for operational flexibility, the system will greatly enhance data communication capacity and efficiencies. In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY system in April 2008. For the three months ended March 31, 2008 and 2007, we capitalized $4.8 million and $1.3 million, respectively, of interest related to the construction of the SPACEWAY 3 satellite.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):
	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
March 31, 2008:
Backlog and customer relationships	4 - 13	$23,725	$(9,514)	$14,211
Patented technology and trademarks	3 - 10	19,712	(4,380)	15,332
Total intangible assets, net		$43,437	$(13,894)	$29,543

December 31, 2007:
Backlog and customer relationships	4 - 8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8 - 10	15,234	(3,800)	11,434
Total intangible assets, net		$34,801	$(12,288)	$22,513

We amortize the recorded values of our intangible assets over their estimated useful lives. As a result of the application of SFAS No. 109, “Accounting for Income Taxes,” we reduced the cost basis of our intangible assets at March 31, 2008 by approximately $0.2 million, on a pro-rata basis. This reduction relates to the reversal of our German subsidiary’s valuation allowance associated with the utilization of the net operating loss (“NOL”) carry-forwards acquired in the acquisition of HNS which reduces the basis of our intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired NOL carry-forwards of our German and United Kingdom (“U.K.”) subsidiaries are utilized during 2008. See Note 11—Income Taxes for further detail.

In addition, our intangible assets at March 31, 2008 included $8.9 million related to the preliminary estimate of intangible assets as a result of the Helius acquisition. See Note 2—Acquisition of Helius, Inc. for further detail.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2008 and 2007, we recorded $1.6 million and $1.5 million, respectively, of amortization expense related to intangible assets. Estimated future amortization expense at March 31, 2008 was as follows (in thousands):
Amount
Remaining nine months ending December 31, 2008	$5,078
Year ending December 31,
2009	6,771
2010	3,729
2011	3,204
2012	3,156
2013	3,156
Thereafter	4,449
Total estimated future amortization expense	$29,543

Note 8:	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):
		March 31,	December 31,
	Interest Rates	2008	2007
VSAT hardware financing—current portion	8.00% - 12.00%	$8,197	$10,883
Revolving bank borrowings	9.50%-14.25%	3,534	2,897
Term loans payable to banks—current portion	12.25%	999	1,015
Total short term borrowings and current portion of
long -term debt		$12,730	$14,795

At March 31, 2008, HNS had outstanding revolving bank borrowings of $3.5 million, which had a weighted average variable interest rate of 11.46%. These borrowings were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $1.5 million at March 31, 2008.

Long-term debt consisted of the following (dollars in thousands):
	Interest	March 31,	December 31,
	Rates	2008	2007
Senior Notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62%-12.25%	115,000	115,254
VSAT hardware financing	8.00%-12.00%	12,431	12,507
Total long-term debt		$577,431	$577,761

HNS’ $450 million of 9 1/2% senior notes (the “Senior Notes”) mature on April 15, 2014. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At March 31, 2008 and 2007, interest accrued on the Senior Notes was $19.7 million.

HNS has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. As of March 31, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.5 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of March 31, 2008 was $38.5 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(the “Swap Agreement”). At March 31, 2008 and 2007, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require HNS to: (i) preserve its businesses and properties; (ii) maintain insurance over its assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; and as to matters, including but not limited to, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. There are certain restrictions on the net assets of HNS. At March 31, 2008 and December 31, 2007, HNS’ consolidated net assets were $244.0 million and $247.5 million, respectively. HNS was in compliance with all of its debt covenants at March 31, 2008.

Note 9:	Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. During the three months ended March 31, 2008, HNS recorded an increase in other comprehensive loss of $5.3 million associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly starting on May 29, 2007 and estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014.

Note 10:	Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS No. 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS No. 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes or a binomial model).

Effective January 1, 2008, financial assets and liabilities recorded at fair value on a recurring basis on our condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No.157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of March 31, 2008, our financial assets consist of marketable securities. These are all valued based on observable quoted market prices. The Company has revolving bank facilities at its subsidiary in India, which bear interest at observable interest rates. The Company also has a revolving credit facility which is subject to variable interest rates based on observable interest rates; however, there were no borrowings under this facility as of March 31, 2008.  Our Term Loan Facility is a variable interest rate loan based on observable interest rates; however, the Company entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the level they fall within the fair value hierarchy (in thousands):
	Amount	March 31, 2008
Marketable securities	Level 1	$18,650
Senior Notes	Level 1	$447,750
Interest rate swap	Level 2	$10,747
Revolving bank facilities	Level 2	$3,534

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our consolidated financial statements.

Note 11:	Income Taxes

On February 21, 2006, SkyTerra distributed (the “Distribution”) all of our outstanding shares of common stock to the common, non-voting common and preferred stockholders and Series 1-A and 2-A warrant holders of SkyTerra Communications, Inc. (“SkyTerra”), which separated SkyTerra into two publicly traded companies. For U.S. federal income tax purposes, the Company’s results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had unused NOL carry-forwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carry-forwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code (the “Code”) occurred during a period from 1999 through 2004, SkyTerra expects that its carry-forwards will not be subject to such limitation, as included in Section 382 of the Code, and, therefore, will be available to offset future taxable income unless subject to other limitations.

Following the Distribution, a portion of the unused SkyTerra NOL and capital loss carry-forwards were retained by the Company. The Company estimates that its share of the NOL carry-forwards was approximately $119.3 million and its share of the capital loss carry-forwards was approximately $3.3 million at the date of the Distribution. As of March 31, 2008, the Company estimates that its NOL carry-forwards are approximately $129.7 million and will expire, if unused, between the years 2020 and 2027 and its capital loss carry-forwards of approximately $3.3 million will expire, if unused, in 2010.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance was established related to the NOL and capital loss carry-forwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra generated significant taxable income in 2006 for income tax purposes. As the Company is the accounting successor to SkyTerra, the taxes associated with the

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distribution were included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company will be responsible for all tax liabilities associated with the Distribution. According to Skyterra’s 2006 income tax returns, the existing NOL and capital loss carry-forwards were sufficient to offset any income taxes payable on the gain from the Distribution, other than alternative minimum taxes (“AMT”) of $1.1 million.

The Company had previously estimated that AMT, in the amount of $1.4 million, would be payable by SkyTerra as a result of the gain from the Distribution. In accordance with the Tax Sharing Agreement, the Company is currently entitled to the amount paid to SkyTerra in excess of SkyTerra’s AMT liability and will be entitled to the remaining $1.1 million reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This estimated reimbursement has been reflected on the Company’s books as a non-current receivable from SkyTerra.

For the three months ended March 31, 2008, the Company’s German subsidiary utilized $0.7 million of its NOL carry-forwards. Since it has not met the “more likely than not” criteria of SFAS No. 109, it maintains a full valuation allowance on its deferred tax assets as of March 31, 2008. As required by SFAS No. 109, paragraph 30, regarding accounting for business combinations, the 2008 reversal of the German valuation allowance associated with the utilization of its NOL carry-forwards reduces the basis of our intangible assets by approximately $0.2 million, on a pro-rata basis. Intangible assets may be subject to additional reductions to the extent the acquired NOL carry-forwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption of SFAS No. 141(R), a revision of SFAS No. 141, on January 1, 2009, any benefit realized from the utilization of the German and U.K. NOL carry-forwards will be recorded as a reduction to income tax expense.

For the three months ended March 31, 2008 and 2007, the Company recorded income tax expense of $0.6 million and $0.5 million, respectively, which was attributable primarily to HNS’ foreign subsidiaries and the Company’s state income taxes.

The Company has identified $8.7 million in unrecognized tax benefits related to tax positions in prior periods. If recognized, the total unrecognized tax benefits would impact the Company’s effective tax rate. The company does not anticipate that unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the Condensed Consolidated Statements of Operations. As of March 31, 2008, the Company had not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. The following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 12:	Employee Share-Based Payments and Other Benefits

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, other employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of approximately $1.0 million and $0.9 million, respectively. As of March 31, 2008, the Company

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

had $8.5 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 2.8 years.

Summaries of non-vested restricted stock awards and restricted units are as follows:

Restricted Stock Awards
	Three Months Ended March 31,
	2008	2007
Unvested balance at December 31,	347,850	287,500
Issued	11,000	2,700
Forfeited	(2,200)	(600)
Vested	(103,336)	-
Unvested balance at March 31,	253,314	289,600

Restricted Stock Units
	Three Months Ended March 31,
	2008	2007
Unvested balance at December 31,	10,700	8,700
Issued	-	-
Forfeited	-	-
Unvested balance at March 31,	10,700	8,700

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive plan (the “Bonus Unit Plan”) for certain of its employees. HNS recognized minimal expenses for each of the three months ended March 31, 2008 and 2007. The following table summarizes changes in the bonus units under the Bonus Unit Plan:
	Three Months Ended, March 31,
	2008	2007
Unvested balance at December 31,	4,175,000	4,255,000
Forfeited	(55,000)	-
Unvested balance at March 31,	4,120,000	4,255,000

Class B Membership Interests

Class B membership interests in HNS were issued in April 2005 to certain members of HNS’ senior management, two of HNS’ former senior management and a director. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, HNS determined that the Class B membership interests had nominal value at the date of grant and minimal compensation expense was recorded for each of the three months ended March 31, 2008 and 2007.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13:	Other Benefits

Long-Term Cash Incentive Plan

In connection with the April 22, 2005 transaction between DIRECTV Group (“DIRECTV”) and SkyTerra, HNS established the Long-Term Cash Incentive Plan (the “Retention Plan”), a one-time employee retention plan, which was designed to retain a select group of employees chosen by the HNS’ senior management over a four year vesting period. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008.

In accordance with the Retention Plan, HNS established the earnings goal in March 2008, which is equivalent to HNS' planned 2008 Adjusted EBITDA.  Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain adjustments consistent with the definitions used in calculating HNS’ covenant compliance under its credit agreements and the indenture governing the Senior Notes.  EBITDA is defined as earnings (losses) before interest, income taxes, depreciation, amortization and equity incentive compensation. As of March 31, 2008, the Retention Plan had 88 participants and a maximum payout (if all participants remain employed and the Adjusted EBITDA goal is achieved) of approximately $14.2 million. If HNS successfully attains 100% of its Adjusted EBITDA goal for 2008, each participant who remains continuously employed by HNS will be paid in the form of a lump-sum cash award on or about April 22, 2009. If HNS misses the goal by up to 15%, a pro-rated portion of a participant’s bonus would still be paid. If HNS misses its goal by more than 15%, no payout will be made. On the basis that a goal had been established for 2008, management assessed the probability of achieving the Adjusted EBITDA goal and recorded an accrued liability of $8.5 million at March 31, 2008, related to the estimated payout for the Retention Plan after giving effect for the vesting period for the Retention Plan.  The liability is based on management’s current assessment of the probability of achieving a profitability goal and continued employment by the participants through April 22, 2009 after giving effect to the vesting period.  Management will continue to assess this liability and will accrue the balance as appropriate through the vesting period. Management currently estimates that the payout will be $11.4 million.

Note 14:	Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Our related parties include Apollo Management, L.P. and its affiliates (collectively “Apollo”).

Hughes Systique Corporation ("Hughes Systique")

HNS has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. On January 9, 2008, HCI invested an additional $1.5 million in the common equity of Hughes Systique. At March 31, 2008, on an undiluted basis, the Company owned approximately 32.2% of the outstanding shares of Hughes Systique and our CEO and President and his brother owned an aggregate of approximately 17.5% of the outstanding shares of Hughes Systique. In addition, our CEO and President and a member of our Board of Directors and HNS’ Board of Managers serve on the board of directors of Hughes Systique.

On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded $0.5 million for our share of the initial draw.

Intelsat Holdings Limited

The Company and its subsidiaries lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat, and as a result, Intelsat is no longer a related party.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The related parties are controlled by an affiliate of Apollo. A member of our Board of Directors and HNS’ Board of Managers is the managing director of one of the related parties, the CEO and President of the other related party and also owns a small interest in each. Another member of HNS’ Board of Managers and a member of our Board of Directors is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3.

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

In January 2008, HNS entered into an agreement with HTI, pursuant to which HNS is developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, HNS will serve as the exclusive manufacturer and supplier of TCU’s for HTI. The total development phase of the agreement is currently valued at approximately $38.5 million, $20.0 million of which was subject to the authorization to proceed previously issued by HTI for such development work through December 31, 2007.

HTI is controlled by an affiliate of Apollo. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors is the CEO and a director of HTI and owns approximately 1.0% of HTI’s equity as of March 31, 2008. In addition, a member of HNS’ Board of Managers and our Board of Directors is a director of HTI and a senior partner of Apollo.

Other

Certain members of our Board of Directors and officers serve on the board of directors of some of our affiliates, including Hughes Systique. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Sales:
HTI	$6,107	$1,806
Apollo and affiliates	207	8,050
Total sales	$6,314	$9,856

Purchases:
Intelsat*	$10,074	$28,219
Hughes Systique	2,031	941
Total purchases	$12,105	$29,160
*  For the first quarter of 2008, purchases represented activities for the month of January 2008.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	March 31, 2008	December 31, 2007
Due from related parties:
HTI	$3,996	$2,380
Apollo and affiliates	76	299
Total due from related party	$4,072	$2,679

Due to related parties:
Hughes Systique	$1,077	$310
Intelsat	-	12,311
Total due to related party	$1,077	$12,621

Note 15:	Segment Data

Our operations have been classified into four business segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc., and the Terrestrial Microwave group. The Corporate and Other includes various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Selected financial information for our operating segments is as follows (in thousands):

	North America VSAT	International VSAT	Telecom System	Corporate And Other	Consolidated
As of and For the Three Months Ended
March 31, 2008
Revenues	$156,790	$44,596	$35,634	$140	$237,160
Operating income (loss)	$5,022	$433	$4,589	$(738)	$9,306
Depreciation and amortization	$7,677	$2,143	$890	$-	$10,710
Assets	$624,023	$202,899	$66,308	$220,792	$1,114,022
Capital expenditures	$20,146	$3,173	$567	$2,444	$26,330
As of and For the Three Months Ended
March 31, 2007
Revenues	$151,565	$43,496	$27,670	$151	$222,882
Operating income (loss)	$8,501	$958	$3,541	$(1,444)	$11,556
Depreciation and amortization	$9,688	$860	$995	$-	$11,543
Assets	$498,065	$183,802	$52,536	$315,380	$1,049,783
Capital expenditures	$56,139	$2,897	$886	$5,611	$65,533

Note 16:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$656	$2,940
Other comprehensive income (loss):
Foreign currency translation adjustments	187	658
Realized loss on interest rate swaps	19	-
Unrealized gains on securities	79	14
Unrealized loss on interest rate swap	(5,236)	(1,048)
Total other comprehensive loss	(4,951)	(376)
Total comprehensive income (loss)	$(4,295)	$2,564

Note 17:	Commitments and Contingencies

Litigation

The Company is periodically involved in litigation in the ordinary course of its business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch's purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying Condensed Consolidated Balance Sheets, in anticipation of the refund from Sea Launch.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $31.6 million that were undrawn at March 31, 2008. Of this amount, $11.5 million were issued under the Revolving Credit Facility; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $15.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of March 31, 2008, these obligations were scheduled to expire as follows: $9.5 million in 2008; $15.1 million in 2009; $0.8 million in 2010; minimal amount in 2011; and $6.2 million in 2012 and thereafter.

Pursuant to the terms of a contribution agreement among HNS, SkyTerra, DIRECTV and DTV Networks, Inc. entered into in December 2004, HNS has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in Other assets prior to June 30, 2007. The investment is included in Prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2008. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2008. Prior to June 30, 2007, this commitment was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company expects to return the investment to DIRECTV in the second quarter of 2008.

In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY system in April 2008. At March 31, 2008, the remaining purchase commitments relating to the satellite was approximately $10.3 million.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Pursuant to the agreement, our remaining obligation with 95 West Co. at March 31, 2008 is a payment of $0.75 million for each of the year ended December 31, 2008 through 2010 and $1.0 million for each of the year ended December 31, 2011 through 2016.

Note 18:	Subsequent Events

On April 24, 2008, the Company adopted and the Compensation Committee approved the Employee Stock Option Program (the “Stock Option Program”), which provides for the issuance of non-qualified stock options for grant to employees of the Company and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for awards during the period of April 24, 2008 to December 31, 2009. The grant price and strike price will be the closing price for the Company’s stock on the date of the grant. Any forfeited or cancelled options before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to our CEO and President the authority to award options, at his discretion, to current and future employees of the Company and its subsidiaries. The option awards vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the grant date and expire within ten years from the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.

On April 24, 2008, the Company granted 557,400 options, with an exercise and fair value price of $54 to its employees. The total unrecognized compensation expense related to this award will be recognized on a straight-line basis over the four year vesting periods beginning in the second quarter of 2008.

Note 19:	Supplemental Guarantor and Non-Guarantor Financial Information

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

In lieu of providing separate unaudited financial statements of HNS and HNS Finance Corp., as co-issuers and HNS’ guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents the Company’s results. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of HNS’ guarantor subsidiaries and the results of HNS Finance Corp, a finance subsidiary which is 100% owned by the Company and which had no assets, operations, revenues or cash flows for the periods presented, HNS and HNS Finance Corp., a co-issuer of HNS’ Senior Notes. The column marked “Non-Guarantor Subsidiaries” includes the results of the Company’s and HNS, non-guarantor subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning HNS Finance Corp. and HNS’ guarantor subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS and the guarantor and non-guarantor subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet as of March 31, 2008
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Assets
Cash and cash equivalents	$202	$96,486	$419	$13,029	$-	$110,136
Marketable securities	7,250	11,400	-	-	-	18,650
Receivables, net	425	137,942	1,243	66,015	(18,135)	187,490
Inventories	-	65,499	224	10,376	-	76,099
Prepaid expenses and other	1,187	19,857	93	15,078	-	36,215
Total current assets	9,064	331,184	1,979	104,498	(18,135)	428,590
Property, net	-	444,932	25,850	19,167	-	489,949
Investment in subsidiaries	243,218	77,413	-	-	(320,631)	-
Goodwill	-	-	1,362	-	-	1,362
Other assets	6,951	183,259	3,278	633	-	194,121
Total assets	$259,233	$1,036,788	$32,469	$124,298	$(338,766)	$1,114,022
Liabilities and equity
Accounts payable	$361	$57,515	$703	$32,300	$(17,713)	$73,166
Short-term debt	-	6,768	-	5,962	-	12,730
Accrued liabilities and due to affiliates	590	135,796	271	30,100	(422)	166,335
Total current liabilities	951	200,079	974	68,362	(18,135)	252,231
Long-term debt	-	572,863	-	4,568	-	577,431
Other liabilities	-	19,833	148	711	-	20,692
Minority interests	60	-	5,386	-	-	5,446
Total equity	258,222	244,013	25,961	50,657	(320,631)	258,222
Total liabilities and equity	$259,233	$1,036,788	$32,469	$124,298	$(338,766)	$1,114,022

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet as of December 31, 2007
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Assets
Cash and cash equivalents	$4,790	$113,530	$150	$15,622	$-	$134,092
Marketable securities	6,083	11,224	-	-	-	17,307
Receivables, net	964	158,540	15	69,019	(18,595)	209,943
Inventories	-	59,164	-	6,590	-	65,754
Prepaid expenses and other	1,589	26,638	83	15,410	-	43,720
Total current assets	13,426	369,096	248	106,641	(18,595)	470,816
Property, net	-	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	246,568	76,557	-	-	(323,125)	-
Other assets	5,080	168,084	5,881	-	-	179,045
Total assets	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837
Liabilities and equity
Accounts payable	$1,899	$56,638	$11	$31,635	$(17,743)	$72,440
Short-term debt	-	9,636	-	5,159	-	14,795
Accrued liabilities and due to affiliates	763	156,460	-	34,182	(852)	190,553
Total current liabilities	2,662	222,734	11	70,976	(18,595)	277,788
Long-term debt	-	573,836	-	3,925	-	577,761
Other liabilities	-	5,813	-	713	-	6,526
Minority interests	51	-	5,350	-	-	5,401
Total equity	262,361	247,470	26,709	48,946	(323,125)	262,361
Total liabilities and equity	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Revenues	$-	$209,430	$1,830	$34,639	$(8,739)	$237,160
Operating costs and expenses:
Costs of revenues	-	153,835	653	24,105	(7,578)	171,015
Selling, general and administrative	855	40,117	1,160	8,184	(1,161)	49,155
Research and development	-	5,559	517	-	-	6,076
Amortization of intangibles	-	1,410	198	-	-	1,608
Total operating costs and expenses	855	200,921	2,528	32,289	(8,739)	227,854
Operating income (loss)	(855)	8,509	(698)	2,350	-	9,306
Other income (expense):
Interest expense	-	(8,935)	-	(373)	-	(9,308)
Other income (expense), net	(53)	1,237	(50)	164	-	1,298
Equity in earnings of subsidiaries	1,565	669	-	-	(2,234)	-
Income before income taxes expense	657	1,480	(748)	2,141	(2,234)	1,296
Income tax expense	(1)	(22)	-	(617)	-	(640)
Net income (loss)	$656	$1,458	$(748)	$1,524	$(2,234)	656

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Revenues	$-	$196,840	$336	$30,050	$(4,344)	$222,882
Operating costs and expenses:
Costs of revenues	-	150,121	-	20,406	(3,127)	167,400
Selling, general and administrative	1,556	28,813	645	8,469	(1,217)	38,266
Research and development	-	4,124	-	-	-	4,124
Amortization of intangibles	-	1,536	-	-	-	1,536
Total operating costs and expenses	1,556	184,594	645	28,875	(4,344)	211,326
Operating income (loss)	(1,556)	12,246	(309)	1,175	-	11,556
Other income (expense):
Interest expense	-	(11,060)	-	(378)	-	(11,438)
Other income (expense), net	53	2,923	285	81	-	3,342
Equity in earnings of subsidiaries	4,443	203	-	-	(4,646)	-
Income before income taxes expense	2,940	4,312	(24)	878	(4,646)	3,460
Income tax expense	-	(4)	-	(516)	-	(520)
Net income (loss)	$2,940	$4,308	$(24)	$362	$(4,646)	2,940

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for theThree Months Ended March 31, 2008
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$656	$1,458	$(748)	$1,524	$(2,234)	$656
Adjustments to reconcile net income(loss) to net cash flows from operating activities	(2,178)	20,246	1,083	(4,624)	2,234	16,761
Net cash provided by (used in) operating activities	(1,522)	21,704	335	(3,100)	-	17,417
Cash flows from investing activities:
Change in restricted cash	-	21	-	(14)	-	7
Purchases of marketable securities	(2,071)	-	-	-	-	(2,071)
Proceeds from sales of marketable securities	1,005	-	-	-	-	1,005
Expenditures for property	-	(20,750)	(66)	(2,132)	-	(22,948)
Expenditures for capitalized software	-	(3,382)	-	-	-	(3,382)
Proceeds from sale of property	-	14	-	11	-	25
Additional investment in Hughes Systique	(1,500)	-	-	-	-	(1,500)
Acquisition of Helius, net	-	(10,812)	-	-	-	(10,812)
Long-term loan to Hughes Systique	(500)	-	-	-	-	(500)
Net cash used in investing activities	(3,066)	(34,909)	(66)	(2,135)	-	(40,176)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	689	-	689
Long-term debt borrowings	-		-	1,654	-	1,654
Repayment of long-term debt	-	(3,839)	-	(781)	-	(4,620)
Net cash provided by (used in) financing activities	-	(3,839)	-	1,562	-	(2,277)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,080	-	1,080
Net increase (decrease) in cash and cash equivalents	(4,588)	(17,044)	269	(2,593)	-	(23,956)
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	-	134,092
Cash and cash equivalents at end of period	$202	$96,486	$419	$13,029	$-	$110,136

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$2,940	$4,308	$(24)	$362	$(4,646)	$2,940
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(3,087)	(3,847)	453	1,279	4,646	(556)
Net cash provided by (used in) operating activities	(147)	461	429	1,641	-	2,384
Cash flows from investing activities:
Change in restricted cash	789	(56)	-	(225)	-	508
Purchases of marketable securities	(1,742)	-	-	-	-	(1,742)
Proceeds from sales of marketable securities	205	14,795	-	-	-	15,000
Expenditures for property	-	(60,056)	(337)	(1,852)	-	(62,245)
Expenditures for capitalized software	-	(3,288)	-	-	-	(3,288)
Proceeds from sale of property	-	-	-	313	-	313
Net cash used in investing activities	(748)	(48,605)	(337)	(1,764)	-	(51,454)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	303	-	303
Long-term debt borrowings	-	115,000	-	296	-	115,296
Repayment of long-term debt	-	(5,813)	-	(1,089)	-	(6,902)
Debt issuance costs	-	(1,987)	-	-	-	(1,987)
Net cash provided by (used in) financing activities	-	107,200	-	(490)	-	106,710
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(384)	-	(384)
Net increase (decrease) in cash and cash equivalents	(895)	59,056	92	(997)	-	57,256
Cash and cash equivalents at beginning of period	7,742	92,988	80	6,123	-	106,933
Cash and cash equivalents at end of period	$6,847	$152,044	$172	$5,126	$-	$164,189

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hughes Communications, Inc. (“HCI,” “the Company,” “we,” “us,” and “our”) operates its business primarily through HNS, our wholly-owned subsidiary, a telecommunications company. We are the largest satellite Internet access provider to North American consumers which we refer to as the Consumer market. We are also the world’s leading provider of broadband satellite network services and systems to the enterprise market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

We operate in four business segments: (i) the North America very small aperture terminals (“VSAT”) segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2008 and 2007, we generated a net income of $0.7 million and $2.9 million, respectively. We expect our long-term results of operations to improve over time as we continue to focus our investments in technology, further develop and expand our Consumer group and grow services on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs, related to hardware and associated marketing costs. At March 31, 2008, we had a consumer customer base of approximately 401,000 subscribers that generated revenues of $91.6 million for the three months ended March 31, 2008.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we have acquired and developed the SPACEWAYTM 3 (“SPACEWAY 3”) satellite as well as related network operations center facilities, certain other ground facilities and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will greatly enhance data communication capabilities and efficiencies for enterprise and consumer customers. In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY system in April 2008. The launch of service on the SPACEWAY system will enable us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and expand our business significantly by increasing our addressable market in the enterprise and consumer markets. However, we will incur start-up costs associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

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

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services and network solutions in our North America VSAT, International VSAT and Telecom Systems segments. Consistent with this strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures which we believe would be beneficial to our business.

On February 4, 2008, we completed the acquisition of Helius, Inc. (“Helius”) as the result of the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). Pursuant to the Merger Agreement, we paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, we transferred our ownership of Helius to HNS, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving the post-closing performance goals as set forth in the Merger Agreement. For further discussion of this acquisition, see Note 2 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other segment. Within the North America VSAT segment, sales can be attributed to the Consumer group and the Network Equipment and Services group. Within the International VSAT segment, sales can be attributed to the Network Equipment and Services group. Sales from our Telecom Systems segment can be attributed to the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our North America and International VSAT segments, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the development and sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into a service contract with a two- to five-year duration and our consumer customers enter into a 15- to 24-month contract. We bill and recognize service revenues on a monthly per site basis. Beginning in May 2007, we began to offer only 24-month contracts to our consumer customers. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity	•	Provide basic transport, intranet connectivity services and internet service provider services
•
Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transaction, enterprise back-office communications and satellite backup for frame relay service and other terrestrial networks

Managed network services	•	Provide one-stop turnkey suite of bundled services that include terrestrial and satellite networks
	•	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care
ISP services and hosted application	•	Provide internet connectivity and hosted customer-owned and managed applications on our network facilities
	•	Provide the customer application services developed by us or in conjunction with our service partners
Include internet access, e-mail services, web hosting and online payments
Digital media services	•	Digital content management and delivery including video, online learning and digital signage applications
Customized business solutions	•	Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our consumer customers, they can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. Beginning in May 2007, we began to offer only 24-month contracts to our consumer customers. Hardware revenues of the North American and International Network Equipment and Services groups are derived from network operating centers, radio frequency terminals (earth stations), VSAT components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

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

Market Trends Impacting Our Revenues—The following table presents our revenues by segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Variance
	2008	2007	Amount	%
Revenues:
Services	$148,897	$119,774	$29,123	24.3%
Hardware sales	88,263	103,108	(14,845)	(14.4)%
Total revenues	$237,160	$222,882	$14,278	6.4%
Revenues by segments:
North America VSAT:
Consumer	$91,595	$80,749	$10,846	13.4%
Network Equipment and Services	65,195	70,816	(5,621)	(7.9)%
Total North America VSAT	156,790	151,565	5,225	3.4%
International VSAT:
Network Equipment and Services	44,596	43,496	1,100	2.5%
Telecom Systems:
Mobile Satellite Systems	31,764	25,538	6,226	24.4%
Terrestrial Microwave	3,870	2,132	1,738	81.5%
Total Telecom Systems	35,634	27,670	7,964	28.8%
Corporate and Other	140	151	(11)	(7.3)%
Total revenues	$237,160	$222,882	$14,278	6.4%

Revenue from our Consumer group increased by 13.4% for the three months ended March 31, 2008 compared to the same period in 2007. At March 31, 2008, our Consumer subscriber base grew by 55,000 subscribers to 401,000 subscribers compared to March 31, 2007. During the three months ended March 31, 2008, we averaged approximately 15,600 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.17%. The average revenue per unit (“ARPU”) for the three months ended March 31, 2008 increased by 8.3% to $65 compared to the same period in 2007. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customers’ broadband access requirements; and (iii) enhancement in the performance capabilities of our service offerings.

Revenue from our North American Network Equipment and Services group for the three months ended March 31, 2008 decreased by 7.9% to $65.2 million compared to same period in 2007, primarily due to delays in receiving new enterprise contracts. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as closure and delivery of new contracts. Enterprise service revenue by its nature of a longer term contracts is less impacted by the timing of renewals and new contracts.

Revenue from our International Network Equipment and Services group for the three months ended March 31, 2008 increased by 2.5% to $44.6 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an ever-expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, as in North America, we continue to offer both terrestrial and satellite access in our managed network service offerings.

Revenue from our Mobile Satellite Systems group for the three months ended March 31, 2008 grew by 24.4% to $31.8 million compared to the same period in 2007. Contributing to this growth was increased engineering efforts on new projects involving automotive telematics solutions and the development of gateway infrastructure technology such as satellite base station subsystems and ground base beam forming, expansion projects for our legacy customers and provision of user terminals. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the three months ended March 31, 2008 increased by 81.5% to $3.9 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this segment, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Cost of Services—Our cost of services relate to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during 2007 and 2006 despite the increasing traffic on our network, because we were able to achieve efficiencies of scale. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

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

Results of Operations

Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$148,897	$119,774	$29,123	24.3%
Hardware sales	88,263	103,108	(14,845)	(14.4)%
Total revenues	$237,160	$222,882	$14,278	6.4%
% of revenue to total revenues:
Services	62.8%	53.7%
Hardware sales	37.2%	46.3%

Services Revenues

The growth in services revenues was attributable to a revenue increase in the Consumer group of $15.3 million to $76.5 million for the three months ended March 31, 2008 compared to $61.2 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 55,000 subscribers to approximately 401,000 subscribers at March 31, 2008 from approximately 346,000 subscribers at March, 2007. ARPU increased by 8.3% to $65 for the three months ended March 31, 2008 from $60 for the three months ended March 31, 2007. In addition, services revenue from our International VSAT segment increased by $8.8 million to $29.3 million for the three months ended March 31, 2008 from $20.5 million for the same period in 2007, mainly resulting from higher revenues of: (i) $1.5 million from our Brazil operations as the number of sites under service increased to approximately 7,400 as of March 31, 2008, from approximately 5,400 as of March 31, 2007; (ii) $2.3 million from enterprise customers in India; (iii) $3.9 million from our European operations as a result of the launch of HUGHESNET® managed network services in late 2006 and the commencement of services on a new, multi-year contract for a large lottery operator in the United Kingdom; and (iv) $1.2 million in U.S. source services provided directly to our international customers. The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $2.9 million to $6.8 million for the three months ended March 31, 2008 compared to $3.9 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI. North America Equipment and Services revenues increased by $2.1 million for the three months ended March 31, 2008 compared to the same period in 2007, mainly due to new contacts awarded in 2007 that provided incremental service revenue in the first quarter of 2008.

Hardware Sales

Hardware sales decreased as a result of a reduction in revenue from our North America VSAT segment of $12.1 million to $44.2 million for three months ended March 31, 2008 compared to $56.3 million for the same period in 2007. The decrease was primarily due to a revenues reduction of $7.7 million in our North America Network Equipment and Services group relating to a customer. Hardware sales can be impacted by the timing of renewals and upgrades of existing contracts, as well as closure and delivery of new contracts. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $4.4 million to $15.1 million for three months ended March 31, 2008 compared to $19.5 million for the same period in 2007 as a result of changes in pricing plans in response to competitive pressures.

Further contributing to the decline was a decrease in hardware sales from our International VSAT segment of $7.7 million to $15.3 million for three months ended March 31, 2008 compared to $23.0 million for the same period in 2007. The decrease was primarily due to delays in receiving new orders of $5.0 million for deliveries of terminals to the Russia/CIS region, and $2.6 million associated with delays in the rollout of customer programs and receipt of new orders from enterprise customers and customers related to franchise managed information kiosks in India.

Offsetting the decrease in hardware sales was an increase in hardware sales from our Telecom Systems segment of $5.0 million to $28.8 million compared to $23.8 million for the same period in 2007. The increase primarily resulted from higher hardware sales in the Mobile Satellite System group of $3.3 million in connection with contracts for the design, development and supply of user terminals and chipset related development and $1.7 million in sales for point to multi-point products from the Terrestrial Microwave group due to orders from new customers in Europe and Africa.

Costs of Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$94,217	$80,234	$13,983	17.4%
Cost of hardware products sold	76,798	87,166	(10,368)	(11.9)%
Total cost of revenues	$171,015	$167,400	$3,615	2.2%

Services cost as a % of services revenues	63.3%	67.0%
Hardware cost as a % of hardware revenues	87.0%	84.5%

Cost of Services

The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer group and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $2.7 million for the three months ended March 31, 2008 compared to the same period in 2007. Other support costs for customer service, network operations, field services and backhaul costs and depreciation expense increased by $2.7 million.

In addition, our costs of services increased by $6.4 million across our international service businesses primarily in Europe, India and Brazil due to an increase in the number of sites under service and $1.9 million in engineering service costs to support development activities provided to HTI.

Cost of Hardware Products Sold

Cost of hardware products sold decreased related to the reduction in hardware sales. The decrease was attributable mainly to a reduction in costs of hardware products sold from our North America and International VSAT segments of $13.6 million, which was partially offset by an increase in cost of hardware products sold of $3.2 million in our Telecom Systems segment, related to higher engineering and production costs to correspond with the increase in sales. Hardware costs as a percentage of hardware revenues increased due to changes in the consumer price plans implemented in May 2007. There was a price reduction of $100 on the upfront plan and a change in term and price of the promotional plan.

Selling, General and Administrative Expense
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$49,155	$38,266	$10,889	28.5%
% of revenue	20.7%	17.2%

Selling, general and administrative expense increased primarily due to an accrual of $8.5 million related to a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra Communications, Inc. (“SkyTerra”) and higher costs of $3.1 million primarily related to advertising costs. For further discussion of the retention program, see Note 13 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$6,076	$4,124	$1,952	47.3%
% of revenue	2.6%	1.9%

The increase in research and development was primarily due to additional activities in our North America Network Equipment and Services group on HughesNet and SPACEWAY projects and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$1,608	$1,536	$72	4.7%
% of revenue	0.7%	0.7%

The slight increase in amortization of intangible assets was due to additional amortization related to the acquisition of Helius completed in February 2008.

Operating Income
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$9,306	$11,556	$(2,250)	(19.5)%
% of revenue	3.9%	5.2%

Operating income decreased as a result of higher operating costs of $16.5 million in the first quarter of 2008, primarily due to a one-time retention program (see Note 13 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report) and higher costs of services to correspond with the increase in services revenue. The increase in operating costs was offset by an increase of $14.3 million in revenues, with gains mainly in the Consumer group and the Mobile Satellite Systems group.

Interest Expense
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$9,308	$11,438	$(2,130)	(18.6)%

Interest expense primarily relates to interests paid on the $450 million unsecured senior notes (“Senior Notes”) and the $115 million borrowing under the term loan facility (“Term Loan Facility”) less the interest capitalized associated with SPACEWAY program. The decrease in interest expense was attributable to higher capitalization of interest related to the construction in process associated with the SPACEWAY program. The decrease in interest expense was offset by higher interest expense associated with the Term Loan Facility as we incurred interest expense for the entire first quarter of 2008 compared to a partial quarter in 2007.

Interest and Other Income, Net
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$1,463	$3,078	$(1,615)	(52.5)%
Other income, net	31	101	(70)	(69.3)%
Total interest and other income, net	$1,494	$3,179	$(1,685)	(53.0)%

The decrease in total interest and other income, net was primarily due to a reduction in interest income earned due to lower cash balances in our corporate accounts and lower rates of return during the first quarter of 2008 compared to the same period in 2007.

Income Tax Expense
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$640	$520	$120	23.1%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries.

Liquidity and Capital Resources
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$17,417	$2,384	$15,033	630.6%
Investing activities	$(40,176)	$(51,454)	$(11,278)	(21.9)%
Financing activities	$(2,277)	$106,710	$(108,987)	(102.1)%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to a favorable decrease of $17.1 million resulting from changes in operating assets and liabilities. The increase was offset by a lower net income of $2.3 million for the three months ended March 31, 2008 compared to the same period in 2007

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities was primarily due to a reduction in capital expenditures, as set forth in the table below. The decrease in capital expenditures was offset by cash used in the acquisition of Helius in February 2008 and a decrease in net sales of marketable securities and additional equity investment in Hughes Systique during the first quarter of 2008.

Capital expenditures for the three months ended March 31, 2008 and 2007 are shown as follows (in thousands):
	Three Months Ended
	March 31,
	2008	2007	Variance
Capital expenditures:
SPACEWAY program	$13,748	$50,415	$(36,667)
Other capital expenditures—VSAT	5,413	6,078	(665)
Capitalized software	3,382	3,288	94
Capital expenditures—other	2,448	5,752	(3,304)
VSAT operating lease hardware	1,339	-	1,339
Total capital expenditures	$26,330	$65,533	$(39,203)

Net Cash Flows from Financing Activities

The decrease in net cash provided by financing activities was due to a reduction in the level of borrowing activities, mainly related to the borrowing of $115 million under the Term Loan Facility in February 2007. The decrease was offset by lower debt repayments of $2.3 million for the three months ended March 31, 2008 compared to the same period in 2007.

Future Liquidity Requirements

As of March 31, 2008, our Cash and cash equivalents and Marketable securities totaled $128.8 million and our total debt was $590.2 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

HNS’ $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”) are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors, including the indebtedness under HNS’ secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At March 31, 2008 and 2007, interest accrued on the Senior Notes was $19.7 million.

HNS has a secured $50 million revolving credit facility (“Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of March 31, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.5 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of March 31, 2008 was $38.5 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Term Loan Facility for a fixed rate of 5.12% per annum (the “Swap Agreement”). The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS, the consolidated net assets of HNS at March 31, 2008 and December 31, 2007 were $244.0 million and $247.5 million, respectively. HNS was in compliance with all of its debt covenants at March 31, 2008.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at March 31, 2008 and December 31, 2007 were $4.5 million and $4.2 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

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

On February 4, 2008, the Company completed the acquisition of Helius, Inc. (“Helius”) as a result of the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). Pursuant to the Merger Agreement, the Company paid $10.5 million, after certain adjustment, at the closing of the acquisition. Immediately after the acquisition of Helius, the Company transferred its ownership of Helius to HNS, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by the Company or Helius, as the surviving corporation, subject to Helius achieving the post-closing performance goals.

On January 9, 2008, we invested an additional $1.5 million in the common equity of Hughes Systique. As a result, at March 31, 2008, we own approximately 32% of the outstanding shares of Hughes Systique on an undiluted basis. On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded $0.5 million for our share of the initial draw.

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

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY3, new acquisitions, and initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

In August 2007, the Company launched its SPACEWAY 3 satellite and initiated service using the SPACEWAY system in April 2008. At March 31, 2008, the remaining purchase commitments relating to the satellite was approximately $10.3 million, see detail described in Note 17 to the unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

In connection with the April 22, 2005 transaction between DIRECTV and SkyTerra, HNS established the Long-Term Cash Incentive Plan (the "Retention Plan"), a one-time employee retention program, which was designed to retain a select group of employees chosen by HNS' senior management. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008. As of March 31, 2008, HNS' estimated contractual obligation was $11.4 million, which is expected to be paid in 2009.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of March 31, 2008, we had $31.6 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $11.5 million were issued under the Revolving Credit Facility; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $15.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008 (File number 001-33040).

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company's objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At March 31, 2008, the Company had a total of $3.3 million in foreign exchange contracts of which, our Indian subsidiaries had $1.0 million of foreign exchange contracts remaining to be utilized to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at March 31, 2008. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.2 million as of March 31, 2008.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 8 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost fluctuations in the last eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through March 31, 2008. However, if the Company is unable to mitigate future increases, increases in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is periodically involved in litigation in the ordinary course of its business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contract, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. HNS believes that Sea Launch’s purported justifications for refusing to refund its $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch’s wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying Condensed Consolidated Balance Sheets, in anticipation of the refund from Sea Launch.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2007. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
10.1*	Hughes Network Systems, LLC Long-Term Cash Incentive Retention Program
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2008	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)