Form 10-Q
period 2008-06-30
Hughes Communications, Inc.
filed 2008-08-07
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2008 was 21,537,445.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$179,107	$134,092
Marketable securities	11,991	17,307
Receivables, net	197,569	209,943
Inventories	79,790	65,754
Prepaid expenses and other	35,260	43,720
Total current assets	503,717	470,816
Property, net	500,812	479,976
Capitalized software costs, net	49,995	47,582
Intangible assets, net	25,952	22,513
Goodwill	2,658	—
Other assets	120,015	108,950
Total assets	$1,203,149	$1,129,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,185	$72,440
Short-term debt	11,713	14,795
Accrued liabilities	163,748	177,932
Due to affiliates	1,258	12,621
Total current liabilities	251,904	277,788
Long-term debt	579,861	577,761
Other long-term liabilities	6,011	6,526
Total liabilities	837,776	862,075
Commitments and contingencies
Minority interests	5,489	5,401
Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,356,409 shares and 19,195,972 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	21	19
Additional paid in capital	725,938	631,300
Accumulated deficit	(364,385)	(366,868)
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustments	3,233	3,305
Unrealized loss on hedging instruments	(5,052)	(5,482)
Unrealized gain on securities	129	87
Total stockholders' equity	359,884	262,361
Total liablities and stockholders' equity	$1,203,149	$1,129,837

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Services	$149,276	$129,373	$298,173	$249,147
Hardware sales	116,366	104,985	204,629	208,093
Total revenues	265,642	234,358	502,802	457,240
Operating costs and expenses:
Cost of services	101,694	86,940	195,911	167,174
Cost of hardware products sold	97,541	85,352	174,339	172,518
Selling, general and administrative	41,501	37,280	90,656	75,546
Research and development	7,176	4,218	13,252	8,342
Amortization of intangibles	1,667	1,535	3,275	3,071
Total operating costs and expenses	249,579	215,325	477,433	426,651
Operating income	16,063	19,033	25,369	30,589
Other income (expense):
Interest expense	(13,902)	(11,872)	(23,210)	(23,310)
Interest income	867	2,888	2,330	5,966
Other income, net	58	39	89	140
Income before income taxes expense; minority interests in net (earnings) losses of subsidiaries and equity in losses of unconsolidated affiliates	3,086	10,088	4,578	13,385
Income tax expense	(1,195)	(164)	(1,835)	(684)
Minority interests in net (earnings) losses of subsidiaries	(43)	(125)	(88)	158
Equity in losses of unconsolidated affiliates	(21)	(167)	(172)	(287)
Net income	$1,827	$9,632	$2,483	$12,572
Earnings per share:
Basic	$0.09	$0.51	$0.13	$0.67
Diluted	$0.09	$0.50	$0.13	$0.65
Shares used in computation of per share data:
Basic	19,676,925	18,862,337	19,272,277	18,852,783
Diluted	20,071,971	19,209,312	19,673,602	19,212,199

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,483	$12,572
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	30,810	22,767
Equity plan compensation expense	2,461	2,022
Minority interests	88	(158)
Equity in losses from unconsolidated affiliates	172	287
Gain on disposal of assets	—	(285)
Deferred income taxes	—	(705)
Other	9	—
Change in other operating assets and liabilities, net of acquisitions:
Receivables, net	12,341	1,988
Inventories	(13,884)	817
Prepaid expenses and other	(7,620)	(4,273)
Accounts payable	4,577	9,148
Accrued liabilities and other	(17,672)	(11,606)
Net cash provided by operating activities	13,765	32,574
Cash flows from investing activities:
Change in restricted cash	(597)	406
Purchase of marketable securities	(2,070)	(5,679)
Proceed from sale of marketable securities	7,390	68,193
Expenditures for property	(43,842)	(119,383)
Proceeds from sale of property	63	716
Expenditures for capitalized software	(7,079)	(6,949)
Acquisitions of Helius, net	(10,540)	—
Additional equity investment in Hughes Systique Corporation	(1,500)	—
Long-term loan to Hughes Systique Corporation	(500)	—
Net cash used in investing activities	(58,675)	(62,696)
Cash flows from financing activities:
Net increase in notes and loans payable	661	358
Proceeds from equity offering	93,019	—
Proceeds from exercise of stock options	75	113
Long-term debt borrowings	2,099	115,662
Repayment of long-term debt	(8,895)	(13,226)
Debt issuance costs	—	(2,044)
Net cash provided by financing activities	86,959	100,863
Effect of exchange rate changes on cash and cash equivalents	2,966	(1,702)
Net increase in cash and cash equivalents	45,015	69,039
Cash and cash equivalents at beginning of the period	134,092	106,933
Cash and cash equivalents at end of the period	$179,107	$175,972

Supplemental cash flow information:
Cash paid for interest	$26,989	$26,005
Cash paid for income taxes	$1,733	$2,173

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on June 23, 2005. The Company is a publicly-traded company and its stock trades on the National Association of Securities Dealers Automated Quotations System—Global Select Market (“NASDAQ”) under the symbol “HUGH.” We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”), a telecommunications company.

We are a telecommunications company that provides satellite based communications services and equipment that utilize very small aperture terminals (“VSAT”) to distribute signals via satellite as a means of connecting participants in private and shared data networks. VSAT networks are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control and broadcast video. Our broadband satellite network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers which we refer to as the Consumer market. We also provide managed services to enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the growth of our North American Consumer and Enterprise businesses, and in April 2008, we introduced service in North America on the SPACEWAY system. The launch of service on the SPACEWAY system enables us to expand our business by increasing our addressable markets in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and six months ended June 30, 2008 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Property and Equipment, Net

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to thirty years. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets. Land is carried at cost, and land improvements are depreciated over ten years. Buildings are depreciated over thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease term.

A significant component of our property and equipment is the capitalized costs associated with the SPACEWAY program, which includes costs associated with the construction of the satellite, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other costs directly related to the satellite. Capitalized satellite costs are depreciated on a straight-line basis over the estimated useful life of 15 years. The Company periodically reviews, at least annually, the remaining estimated useful life of the satellite to determine if any revisions to the estimated life is necessary.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Statement provides, among other things, disclosure requirements for derivative instruments and for hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact this Statement will have on its financial position, results of operations and cash flows.

Note 2:	Acquisition of Helius, Inc.

On February 4, 2008, we completed the acquisition of Helius, Inc. (“Helius”) pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition of Helius, we transferred our ownership of Helius to HNS, along with the remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by HNS or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals (the “Performance Goals”). Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer services and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Network Equipment and Services business, Helius operates within our North America VSAT segment. For financial statements for periods beginning on or after the closing date of the acquisition, Helius’ results of operations are consolidated with our results of operations, and the basis of Helius’ acquired assets and assumed liabilities were adjusted to their estimated fair values in accordance with SFAS No. 141. Management determined the estimated fair value after considering a number of factors. The excess of the total acquisition costs of $10.8 million over the estimated fair value of the net assets acquired has been reflected as goodwill and intangible assets in accordance with SFAS No. 141.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Based on the valuation of Helius’s net assets, the purchase price has been computed as follows (in thousands):

Amount
Cash consideration	$10,500
Direct acquisition costs	302
Total acquisition costs	$10,802

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$1,054
Property, net	658
Intangible assets	7,600
Goodwill	2,658
Total assets	11,970
Current liabilities	(1,168)
Total liabilities	(1,168)
Net assets acquired	$10,802

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets are as follows (in thousands):

Amount
Customer relationships	$4,260
Patented technology	2,870
Trademarks	470
Total	$7,600

The weighted average amortization period for the intangible assets is approximately 7.6 years. The total amount of goodwill is expected to be deductible for tax purposes.

Other than intangible assets and goodwill, the assets, liabilities and results of operations were not significant to the Company’s condensed consolidated financial statements; therefore, pro forma information is not presented.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3:	Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized		Estimated
	Basis	Gains	Losses	Fair Values
June 30, 2008:
Municipal bonds	$7,139	$77	$—	$7,216
Government agencies	4,755	20	—	4,775
Total available-for-sale securities	$11,894	$97	$—	$11,991
December 31, 2007:
Municipal bonds	$5,076	$4	$—	$5,080
Government agencies	2,016	—	(1)	2,015
Corporate bonds	10,153	59	—	10,212
Total available-for-sale securities	$17,245	$63	$(1)	$17,307

The unrealized gains for the six months ended June 30, 2008 were attributable to changes in interest rates of these investments. The Company has the intent and ability to hold these securities until the securities mature.

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Trade receivables	$161,647	$177,047
Contracts in process	41,761	39,656
Other receivables	2,076	2,300
Total receivables	205,484	219,003
Allowance for doubtful accounts	(7,915)	(9,060)
Total receivables, net	$197,569	$209,943

Trade receivables included $4.6 million and $2.7 million of amounts due from affiliates at June 30, 2008 and December 31, 2007, respectively.

Advances and progress billings offset against contracts in process amounted to $19.2 million and $27.0 million at June 30, 2008 and December 31, 2007, respectively. The Company expects to collect $35.3 million, $2.6 million, $2.3 million and $1.6 million in 2008, 2009, 2010 and 2011, respectively, of contracts in process recorded at June 30, 2008.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Production materials and supplies	$12,999	$10,926
Work in process	15,525	15,147
Finished goods	51,266	39,681
Total inventories	$79,790	$65,754

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

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	June 30, 2008	December 31, 2007
Land and improvements		10	$5,892	$5,909
Buildings and leasehold improvements		1 - 30	27,772	23,450
Satellite related assets		15	380,394	—
Machinery and equipment		1 - 7	103,416	85,807
VSAT operating lease hardware		2 - 5	43,573	43,029
Furniture, fixtures, and office machines		3 - 7	1,081	812
Construction in progress	—SPACEWAY		—	360,777
	—Other		20,350	19,270
Total property			582,478	539,054
Accumulated depreciation			(81,666)	(59,078)
Total property, net			$500,812	$479,976

Satellite related assets consist primarily of SPACEWAY 3, a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed the satellite into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized interest related to the construction of SPACEWAY 3 of $2.7 million for the three months ended June 30, 2007 and $4.8 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
June 30, 2008:
Backlog and customer relationships	4 - 8	$23,412	$(10,645)	$12,767
Patented technology and trademarks	2 - 10	18,101	(4,916)	13,185
Total intangible assets, net		$41,513	$(15,561)	$25,952

December 31, 2007:
Backlog and customer relationships	4 - 8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8 - 10	15,234	(3,800)	11,434
Total intangible assets, net		$34,801	$(12,288)	$22,513

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We amortize the recorded values of our intangible assets over their estimated useful lives. As a result of the application of SFAS No. 109, “Accounting for Income Taxes,” we reduced the cost basis of our intangible assets for the six months end June 30, 2008 by approximately $0.9 million, on a pro-rata basis. This reduction relates to the reversal of valuation allowances associated with the utilization of the net operating loss (“NOL”) carry-forwards associated with our United Kingdom (“U.K.”) and German subsidiaries acquired in the acquisition of HNS which reduces the basis of our intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired NOL carry-forwards of our U.K. and German subsidiaries are utilized during 2008. See Note 11—Income Taxes for further detail.

In addition, our intangible assets at June 30, 2008 included $7.6 million related to the estimate of intangible assets as a result of the Helius acquisition. See Note 2—Acquisition of Helius, Inc. for further detail.

We recorded amortization expense related to intangible assets of $1.7 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively. Estimated future amortization expense at June 30, 2008 was as follows (in thousands):

Amount
Remaining six months ending December 31, 2008	$3,257
Year ending December 31,
2009	6,516
2010	3,364
2011	3,345
2012	3,345
2013	3,345
Thereafter	2,780
Total estimated future amortization expense	$25,952

Note 8:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates	June 30, 2008	December 31, 2008
VSAT hardware financing	8.00% - 12.00%	$7,025	$10,883
Revolving bank borrowings	9.50% - 14.25%	3,241	2,897
Term loans	12.25% - 12.75%	697	1,015
Other	6.00%	750	—
Total short term borrowings and current portion of long-term debt		$11,713	$14,795

At June 30, 2008, HNS had outstanding revolving bank borrowings of $3.2 million, which had a weighted average variable interest rate of 10.93%. These borrowings were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $1.4 million at June 30, 2008.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following (dollars in thousands):

	Interest	June 30,	December 31,
	Rates	2008	2007
Senior notes	9.50%	$450,000	$450,000
Term loans	7.62% - 12.25%	115,000	115,254
VSAT hardware financing	8.00% - 12.00%	9,773	12,507
Other	6.00%	5,088	—
Total long-term debt		$579,861	$577,761

HNS’ $450 million of 9.50% senior notes (the “Senior Notes”) mature on April 15, 2014. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At June 30, 2008 and 2007, interest accrued on the Senior Notes was $9.0 million.

HNS has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. As of June 30, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.0 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of June 30, 2008 was $39.0 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). At June 30, 2008 and 2007, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million and $0.7 million, respectively.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require HNS to: (i) preserve its businesses and properties; (ii) maintain insurance over its assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; and as to matters, including but not limited to, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. At June 30, 2008 and December 31, 2007, HNS’ consolidated net assets were $252.1 million and $247.5 million, respectively. HNS was in compliance with all of its debt covenants at June 30, 2008.

The Company has entered in a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate its SPACEWAY 3 satellite at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of June 30, 2008, net present value of the remaining debt balance under the capital lease was $5.8 million. The remaining payments under the capital lease are subject to conditions in the agreement, which include our ability to operate SPACEWAY 3, are as follows: $0.75 million in each year between 2009 and 2010 and $1.0 million in each year between 2011 and 2016.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9:	Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. For the three and six months ended June 30, 2008, the Company recorded an unrealized gain of 5.6 million and $0.4 million, respectively, in other comprehensive loss associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2008 through 2013 and $3.3 million for the year ending December 31, 2014.

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

Effective January 1, 2008, financial assets and financial liabilities recorded at fair value on a recurring basis on our condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of June 30, 2008, our financial assets included marketable securities, which are valued based on observable quoted market prices and our financial liabilities included revolving bank borrowings at our subsidiary in India, which bear interest at observable interest rates, and the Revolving Credit Facility, which is subject to variable interest rates based on observable interest rates. There were no borrowings under the Revolving Credit Facility as of June 30, 2008. In addition, we have the Term Loan Facility that bears a variable interest rate loan based on observable interest rates; however, we have entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the fair value of certain financial assets and financial liabilities as of June 30, 2008 and the level they fall within the fair value hierarchy (in thousands):

	Level	June 30, 2008
Marketable securities	Level 1	$11,991
Senior Notes	Level 1	$455,063
Interest rate swap	Level 2	$5,120
Revolving bank facilities	Level 2	$3,241

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our condensed consolidated financial statements.

Note 11:	Income Taxes

On February 21, 2006, SkyTerra Communications, Inc. (“SkyTerra”) distributed (the “Distribution”) all of our outstanding shares of common stock to the common, non-voting common and preferred stockholders and Series 1-A and 2-A warrant holders of SkyTerra, which separated SkyTerra into two publicly traded companies. For U.S. federal income tax purposes, the Company’s results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had approximately $227.2 million of unused NOL carry-forwards that will expire between 2008 and 2025 and approximately $93.3 million of capital loss carry-forwards that will expire between 2006 and 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code (the “Code”) occurred during a period from 1999 through 2004, SkyTerra expects that its carry-forwards will not be subject to such limitation, as included in Section 382 of the Code, and, therefore, will be available to offset future taxable income unless subject to other limitations.

Following the Distribution, a portion of the unused SkyTerra NOL and capital loss carry-forwards were retained by the Company. The Company estimates that its share of the NOL carry-forwards was approximately $119.3 million and its share of the capital loss carry-forwards was approximately $3.3 million at the date of the Distribution. As of June 30, 2008, the Company estimates that its NOL carry-forwards are approximately $154.2 million and will expire, if unused, between the years 2020 and 2028 and its capital loss carry-forwards of approximately $3.3 million will expire, if unused, in 2010.

Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance was established related to the NOL and capital loss carry-forwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra generated significant taxable income in 2006 for income tax purposes. As the Company is the accounting successor to SkyTerra, the taxes associated with the Distribution were included in the Company’s results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), the Company will be responsible for all tax liabilities associated with the Distribution. According to SkyTerra’s 2006 income tax returns, the existing NOL and capital loss carry-forwards were sufficient to offset any income taxes payable on the gain from the Distribution, other than alternative minimum taxes (“AMT”) of $1.1 million.

As a result of the gain from the Distribution, the Company paid SkyTerra $1.3 million of alternative minimum tax. In accordance with the Tax Sharing Agreement, the Company is currently entitled to the amount paid to SkyTerra in excess of SkyTerra’s AMT liability and will be entitled to the remaining $1.1 million reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This estimated reimbursement has been reflected on the Company’s books as a non-current receivable from SkyTerra.

For the three and six months ended June 30, 2008, the Company’s U.K. and German subsidiaries utilized $2.3 million and $3.0 million, respectively, of their NOL carry-forwards. Since the U.K. and German subsidiaries have not met the “more likely than not” criteria of SFAS No. 109, they maintain a full valuation allowance on their deferred tax assets as of June 30, 2008. As required by SFAS No. 109, the reversal of the U.K. and German valuation allowance associated with the utilization

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of their NOL carry-forwards reduces the basis of our intangible assets by approximately $0.9 million, on a pro-rata basis. Intangible assets may be subject to additional reductions to the extent the acquired NOL carry-forwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption of SFAS No. 141(R), a revision of SFAS No. 141, on January 1, 2009, any benefit realized from the utilization of the German and U.K. NOL carry-forwards will be recorded as a reduction to income tax expense.

Income tax expenses are mainly attributable to earnings from our foreign subsidiaries. For the three months ended June 30, 2008 and 2007, we recorded $1.2 million and $0.2 million, respectively, of income tax expense. For the six months ended June 30, 2008 and 2007, we recorded $1.8 million and $0.7 million, respectively, of income tax expense.

The Company has identified $8.7 million in unrecognized tax benefits related to tax positions in prior periods. If recognized, the total unrecognized tax benefits would impact the Company’s effective tax rate. The Company does not anticipate that unrecognized tax benefits will increase or decrease significantly within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the Condensed Consolidated Statements of Operations. As of June 30, 2008, the Company had not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. The following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 12:	Employee Share-Based Payments

Stock Option Program

On April 24, 2008, the Company adopted and its Compensation Committee approved the Employee Stock Option Program (the “Stock Option Program”), which provides for the issuance of non-qualified stock options for grant to employees of the Company and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2009. The grant and exercise price of the stock option will be the closing price of the Company’s common stock on the date of the grant. Any forfeited or cancelled options before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to the CEO and President of the Company the authority to award options, at his discretion, to the current and future employees of the Company and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. On April 24, 2008, the Company granted 557,400 options, with an exercise and fair value price of $54 per option share to its employees and employees of its subsidiaries. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below. Since the Company recently became a public registrant in February 2006 and does not have sufficient history to measure expected volatility using its own stock price history and does not have the history to compute expected term, the Company utilized an average volatility based on a group of companies identified as its peers until such time that the Company has adequate stock history of its own. The Company estimated the expected term of the stock, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as the Company has not, nor does it currently plan to, issue dividends to our shareholders.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Three Months Ended,
June 30, 2008
Weighted-average volatility	47.60%
Expected term	5 years
Risk-free interest rate	3.15%
Dividend yield	—

	Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	—	$—
Granted	557,400	$54.00
Forfeited or expired	(500)	$54.00
Outstanding at June 30, 2008	556,900	$54.00	$—	9.82
Exercisable at June 30, 2008	—	$—
Vested and expected to vest at June 30, 2008	501,210	$54.00

The compensation expense related to these awards is recognized on a straight-line basis over the four-year vesting period beginning in the second quarter of 2008. The Company recorded $0.5 million compensation expense for the three months ended June 30, 2008, and $11.7 million remained unrecognized at June 30, 2008, which is expected to be recognized over a weighted average period of 3.82 years. None of the stock options vested during the current quarter.

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, other employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. The Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of approximately $0.8 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had $7.5 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 2.57 years.

Summaries of nonvested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Nonvested beginning balance	253,314	289,600	347,850	287,500
Issued	—	1,500	11,000	4,200
Forfeited	(2,800)	(3,650)	(5,000)	(4,250)
Vested	(6,666)	—	(110,002)	—
Nonvested ending balance	243,848	287,450	243,848	287,450

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Nonvested beginning balance	10,700	8,700	10,700	8,700
Issued	—	—	—	—
Forfeited	—	—	—	—
Nonvested ending balance	10,700	8,700	10,700	8,700

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive plan (the “Bonus Unit Plan”) for certain of its employees. HNS recognized minimal compensation expense for each of the three months ended June 30, 2008 and 2007 and $0.1 million for each of the six months ended June 30, 2008 and 2007. The following table summarizes changes in the bonus units under the Bonus Unit Plan:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007
Nonvested beginning balance	4,145,000	4,255,000	4,175,000	4,255,000
Forfeited	—	(35,000)	(30,000)	(35,000)
Nonvested ending balance	4,145,000	4,220,000	4,145,000	4,220,000

Pursuant to the Bonus Unit Plan, participants who remained employed with HNS on July 15, 2008 were entitled to exchange vested shares of the bonus units for the Company’s common stock as approved by the Compensation Committee. As of July 15, 2008, approximately 1.9 million bonus units vested and were exchanged for 185,069 shares of our common stock pursuant to the Bonus Unit Plan. The remaining 2.2 million bonus units will vest on July 15, 2010.

Class B Membership Interests

Class B membership interests in HNS were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, HNS determined that the Class B membership interests had nominal value at the date of grant and minimal compensation expense was recorded for each of the three and six months ended June 30, 2008 and 2007.

In connection with the Company’s equity offering in May 2008, see Note 13 for further detail, certain members of the Company’s senior management and a member of its Board of Directors exchanged a portion of their vested Class B membership interests for the Company’s common stock. The number of shares of the Company’s common stock issued upon the exchange was based upon the fair market value of the vested Class B membership interests tendered for exchange divided by the average closing trading price of the Company’s common stock for the 20 business days immediately preceding the date of the exchange. A total of 170,081 shares of our common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with the offering as discussed in Note 13.

Summary of Class B membership interests activities is as follows:

	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Outstanding beginning balance	4,650	4,650	4,650	4,650
Converted to HCI common shares	(994)	—	(994)	—
Outstanding ending balance	3,656	4,650	3,656	4,650

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13:	Equity

On May 21, 2008, the Company completed an underwritten equity offering in which it sold 2,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The equity offering closed on May 28, 2008, and as a result, the Company raised $93.0 million in net proceeds, after deducting related offering costs. The Company did not receive any proceeds from the sale of 169,600 shares of the Common Stock received by certain stockholders of the Company in connection with the exchange of their Class B membership interests, as discussed in Note 12.

Note 14:	Other Benefits

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between DIRECTV Group (“DIRECTV”) and SkyTerra, HNS established the Long-Term Cash Incentive Retention Program, (the “Retention Plan”), a one-time employee retention program, which was designed to retain a select group of employees chosen by HNS’ senior management. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008.

In accordance with the Retention Plan, HNS established the earnings goal in March 2008, which is equivalent to HNS’ planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indenture governing the Senior Notes. As of June 30, 2008, the Retention Plan had 89 participants and a maximum payout (if all participants remain employed and the Adjusted EBITDA goal is achieved) of approximately $14.3 million. If HNS successfully attains 100% of its Adjusted EBITDA goal for 2008, each participant who remains continuously employed by HNS will be paid in the form of a lump-sum cash award on or about April 22, 2009. If HNS misses the goal by up to 15%, a pro-rated portion of a participant’s bonus would still be paid. If HNS misses its goal by more than 15%, no payout will be made. On the basis that a goal had been established for 2008, management assessed the probability of achieving the Adjusted EBITDA goal and recorded an accrued liability of $9.2 million at June 30, 2008, related to the estimated payout for the Retention Plan after giving effect to the vesting period for the Retention Plan. The liability is based on management’s current assessment of the probability of achieving a profitability goal and continued employment by the participants through April 22, 2009 after giving effect to the vesting period. Management will continue to assess this liability and will accrue the balance as appropriate through the vesting period. Management currently estimates that the total potential payout will be approximately $11.4 million.

Note 15:	Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Our related parties include Apollo Management, L.P. and its affiliates (collectively “Apollo”).

Smart & Final, Inc. (“Smart & Final”)

As of June 30, 2008, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide VSAT products and services to Smart & Final.

Hughes Systique Corporation (“Hughes Systique”)

HNS has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. On January 9, 2008, HCI invested an additional $1.5 million in the common equity of Hughes Systique. At June 30, 2008, on an undiluted basis, the Company owned approximately 32.1% of the outstanding shares of Hughes Systique and our CEO and President and his brother owned an aggregate of approximately 17.5% of the outstanding shares of Hughes

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Systique. In addition, our CEO and President and a member of our Board of Directors and HNS’ Board of Managers serve on the board of directors of Hughes Systique.

On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other significant shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded $0.5 million for our share of the initial draw.

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

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. A member of our Board of Directors and HNS’ Board of Managers is the managing director of 95 West Co. and MLH and also owns a small interest in each. Another member of our Board of Directors and HNS’ Board of Managers is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3.

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

In January 2008, HNS entered into an agreement with HTI, pursuant to which HNS is developing parts of an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, HNS will serve as the exclusive manufacturer and supplier of TCU’s for HTI.

HTI is controlled by an affiliate of Apollo. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors is the CEO and a director of HTI and owns approximately 1.0% of HTI’s equity as of June 30, 2008. In addition, another member of HNS’ Board of Managers and our Board of Directors is a director of HTI and a senior partner of Apollo.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
HTI	$6,085	$7,589	$12,192	$9,395
Apollo and affiliates	208	10,964	415	19,014
Total sales	$6,293	$18,553	$12,607	$28,409

Purchases:
Intelsat*	$—	$30,928	$10,074	$59,147
Hughes Systique	1,752	1,104	3,783	2,045
95 West Co.	750	—	750	—
Total purchases	$2,502	$32,032	$14,607	$61,192
* Subsequent to February 4, 2008, Intelsat was no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	June 30, 2008	December 31, 2007
Due from related parties:
HTI	$4,460	$2,380
Apollo and affiliates	90	299
Total due from related party	$4,550	$2,679

Due to related parties:
Hughes Systique	$1,258	$310
Intelsat*	—	12,311
Total due to related party	$1,258	$12,621
* Subsequent to February 4, 2008, Intelsat was no longer a related party.

Note 16:	Segment Data

Our operations have been classified into four business segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc., and the Terrestrial Microwave group. The Corporate and Other segment includes various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Selected financial information for our operating segments is as follows (in thousands):

	North America VSAT	International VSAT	Telecom Systems	Corporate And Other	Consolidated
As of and For the Three Months Ended
June 30, 2008
Revenues	$161,241	$65,469	$38,780	$152	$265,642
Operating income	$3,271	$7,267	$6,611	$(1,086)	$16,063
Depreciation and amortization	$16,153	$2,275	$977	$—	$19,405
Assets	$638,410	$212,873	$66,462	$285,404	$1,203,149
Capital expenditures	$19,274	$1,707	$814	$2,796	$24,591

As of and For the Three Months Ended
June 30, 2007
Revenues	$150,775	$45,921	$37,413	$249	$234,358
Operating income	$10,619	$4,780	$4,844	$(1,210)	$19,033
Depreciation and amortization	$8,894	$1,000	$1,087	$—	$10,981
Assets	$494,189	$191,846	$56,112	$326,131	$1,068,278
Capital expenditures	$53,895	$2,059	$1,576	$3,269	$60,799

As of and For the Six Months Ended
June 30, 2008
Revenues	$318,031	$110,065	$74,414	$292	$502,802
Operating income	$8,293	$7,700	$11,200	$(1,824)	$25,369
Depreciation and amortization	$23,830	$4,418	$1,867	$—	$30,115
Assets	$638,410	$212,873	$66,462	$285,404	$1,203,149
Capital expenditures	$39,420	$4,880	$1,381	$5,240	$50,921

As of and For the Six Months Ended
June 30, 2007
Revenues	$302,340	$89,417	$65,083	$400	$457,240
Operating income	$19,120	$5,738	$8,385	$(2,654)	$30,589
Depreciation and amortization	$18,582	$1,860	$2,082	$—	$22,524
Assets	$494,189	$191,846	$56,112	$326,131	$1,068,278
Capital expenditures	$110,034	$4,956	$2,462	$8,880	$126,332

Note 17:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,827	$9,632	$2,483	$12,572
Other comprehensive income (loss):
Foreign currency translation adjustments	(259)	1,881	(72)	2,539
Reclassification of hedging instruments	584	—	603	—
Unrealized gain (loss) on securities	(37)	(23)	42	(9)
Unrealized gain (loss) on hedging instruments	5,063	2,176	(173)	1,128
Total other comprehensive income	5,351	4,034	400	3,658
Total comprehensive income	$7,178	$13,666	$2,883	$16,230

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18:	Commitments and Contingencies

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

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $29.5 million that were undrawn at June 30, 2008. Of this amount, $11.0 million were issued under the Revolving Credit Facility; $4.9 million were secured by restricted cash; $0.2 million related to an insurance bond; and $13.4 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of June 30, 2008, these obligations were scheduled to expire as follows: $15.7 million in 2008; $9.0 million in 2009; $0.1 million in each of 2010 and 2011; and $4.6 million in 2012 and thereafter.

Pursuant to the terms of a contribution agreement among HNS, SkyTerra, DIRECTV and DTV Networks, Inc. entered into in December 2004 (the “Contribution Agreement”), HNS has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in Other assets prior to June 30, 2007. The investment is included in Prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. Pursuant to the Contribution Agreement, the shares must be returned to DIRECTV in 2008 unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2008. The Company is expected to transfer the investment to DIRECTV by the end of 2008.

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

In lieu of providing separate unaudited financial statements of HNS and HNS Finance Corp., as co-issuers and HNS’ guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents the Company’s results. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of HNS’ guarantor subsidiaries and the results of HNS Finance Corp, a finance subsidiary which is 100% owned by the Company and which had no assets, operations, revenues or cash flows for the periods presented, HNS and HNS Finance Corp., a co-issuer of HNS’ Senior Notes. The column marked “Non-Guarantor Subsidiaries” includes the results of non-guarantor subsidiaries of the Company and HNS. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning HNS Finance Corp. and HNS’ guarantor subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS and the guarantor and non-guarantor subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

Condensed Consolidating Balance Sheet as of June 30, 2008
(In thousands)
Unaudited

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$98,185	$66,551	$286	$14,085	$—	$179,107
Marketable securities	3,787	8,204	—	—	—	11,991
Receivables, net	5,531	139,814	2,226	72,298	(22,300)	197,569
Inventories	—	65,681	260	13,849	—	79,790
Prepaid expenses and other	1,022	19,688	182	14,368	—	35,260
Total current assets	108,525	299,938	2,954	114,600	(22,300)	503,717
Property, net	—	452,140	29,841	18,831	—	500,812
Investment in subsidiaries	251,432	81,389	—	—	(332,821)	—
Other assets	1,393	187,731	876	8,620	—	198,620
Total assets	$361,350	$1,021,198	$33,671	$142,051	$(355,121)	$1,203,149
Liabilities and equity
Accounts payable	$787	$52,280	$2,985	$41,100	$(21,967)	$75,185
Short-term debt	—	6,081	—	5,632	—	11,713
Accrued liabilities and due to affiliates	610	129,078	246	35,405	(333)	165,006
Total current liabilities	1,397	187,439	3,231	82,137	(22,300)	251,904
Long-term debt	—	575,961	—	3,900	—	579,861
Other liabilities	—	5,700	311	—	—	6,011
Minority interests	69	—	5,420	—	—	5,489
Total equity	359,884	252,098	24,709	56,014	(332,821)	359,884
Total liabilities and equity	$361,350	$1,021,198	$33,671	$142,051	$(355,121)	$1,203,149

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet as of December 31, 2007
(In thousands)
(Unaudited)

		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent				Eliminations	Total
Assets
Cash and cash equivalents	$4,790	$113,530	$150	$15,622	$—	$134,092
Marketable securities	6,083	11,224	—	—	—	17,307
Receivables, net	964	158,540	15	69,019	(18,595)	209,943
Inventories	—	59,164	—	6,590	—	65,754
Prepaid expenses and other	1,589	26,638	83	15,410	—	43,720
Total current assets	13,426	369,096	248	106,641	(18,595)	470,816
Property, net	—	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	246,568	76,557	—	—	(323,125)	—
Other assets	5,080	168,084	5,881	—	—	179,045
Total assets	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837
Liabilities and equity
Accounts payable	$1,899	$56,638	$11	$31,635	$(17,743)	$72,440
Short-term debt	—	9,636	—	5,159	—	14,795
Accrued liabilities and due to affiliates	763	156,460	—	34,182	(852)	190,553
Total current liabilities	2,662	222,734	11	70,976	(18,595)	277,788
Long-term debt	—	573,836	—	3,925	—	577,761
Other liabilities	—	5,813	—	713	—	6,526
Minority interests	51	—	5,350	—	—	5,401
Total equity	262,361	247,470	26,709	48,946	(323,125)	262,361
Total liabilities and equity	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2008
(In thousands)
(Unaudited)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$221,027	$2,563	$51,210	$(9,158)	$265,642
Operating costs and expenses:
Costs of revenues	—	170,612	1,184	35,914	(8,475)	199,235
Selling, general and administrative	1,224	31,086	1,524	8,350	(683)	41,501
Research and development	—	6,387	789	—	—	7,176
Amortization of intangibles	—	1,396	271	—	—	1,667
Total operating costs and expenses	1,224	209,481	3,768	44,264	(9,158)	249,579
Operating income (loss)	(1,224)	11,546	(1,205)	6,946	—	16,063
Other income (expense):
Interest expense	—	(13,503)	—	(401)	2	(13,902)
Other income (expense), net	292	393	(47)	225	(2)	861
Equity in earnings of subsidiaries	2,764	4,235	—	—	(6,999)	—
Income before income taxes expense	1,832	2,671	(1,252)	6,770	(6,999)	3,022
Income tax expense	(5)	(37)	—	(1,153)	—	(1,195)
Net income (loss)	$1,827	$2,634	$(1,252)	$5,617	$(6,999)	$1,827

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2007
(In thousands)
(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$205,864	$320	$33,525	$(5,351)	$234,358
Operating costs and expenses:
Costs of revenues	—	152,721	—	24,010	(4,439)	172,292
Selling, general and administrative	1,437	27,948	649	8,158	(912)	37,280
Research and development	—	4,218	—	—	—	4,218
Amortization of intangibles	—	1,535	—	—	—	1,535
Total operating costs and expenses	1,437	186,422	649	32,168	(5,351)	215,325
Operating income (loss)	(1,437)	19,442	(329)	1,357	—	19,033
Other income (expense):
Interest expense	(5)	(11,276)	—	(608)	17	(11,872)
Other income (expense), net	(22)	2,762	(165)	77	(17)	2,635
Equity in earnings of subsidiaries	11,096	257	—	—	(11,353)	—
Income before income taxes expense	9,632	11,185	(494)	826	(11,353)	9,796
Income tax expense	—	(7)	—	(157)	—	(164)
Net income (loss)	$9,632	$11,178	$(494)	$669	$(11,353)	$9,632

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$430,457	$4,393	$85,849	$(17,897)	$502,802
Operating costs and expenses:
Costs of revenues	—	324,447	1,837	60,019	(16,053)	370,250
Selling, general and administrative	2,079	71,203	2,684	16,534	(1,844)	90,656
Research and development	—	11,946	1,306	—	—	13,252
Amortization of intangibles	—	2,806	469	—	—	3,275
Total operating costs and expenses	2,079	410,402	6,296	76,553	(17,897)	477,433
Operating income (loss)	(2,079)	20,055	(1,903)	9,296	—	25,369
Other income (expense):
Interest expense	—	(22,438)	—	(774)	2	(23,210)
Other income (expense), net	239	1,630	(97)	389	(2)	2,159
Equity in earnings of subsidiaries	4,329	4,904	—	—	(9,233)	—
Income before income taxes expense	2,489	4,151	(2,000)	8,911	(9,233)	4,318
Income tax expense	(6)	(59)	-	(1,770)	-	(1,835)
Net income (loss)	$2,483	$4,092	$(2,000)	$7,141	$(9,233)	$2,483

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$402,704	$656	$63,575	$(9,695)	$457,240
Operating costs and expenses:
Costs of revenues	—	302,842	—	44,416	(7,566)	339,692
Selling, general and administrative	2,993	56,761	1,294	16,627	(2,129)	75,546
Research and development	—	8,342	—	—	—	8,342
Amortization of intangibles	—	3,071	—	—	—	3,071
Total operating costs and expenses	2,993	371,016	1,294	61,043	(9,695)	426,651
Operating income (loss)	(2,993)	31,688	(638)	2,532	—	30,589
Other income (expense):
Interest expense	(5)	(22,336)	—	(986)	17	(23,310)
Other income (expense), net	31	5,685	120	158	(17)	5,977
Equity in earnings of subsidiaries	15,539	460	—	—	(15,999)	—
Income before income taxes expense	12,572	15,497	(518)	1,704	(15,999)	13,256
Income tax expense	—	(11)	—	(673)	—	(684)
Net (loss) income	$12,572	$15,486	$(518)	$1,031	$(15,999)	$12,572

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
(In thousands)
Unaudited

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$2,483	$4,092	$(2,000)	$7,141	$(9,233)	$2,483
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(2,502)	7,333	6,509	(9,291)	9,233	11,282
Net cash provided by (used in) operating activities	(19)	11,425	4,509	(2,150)	—	13,765
Cash flows from investing activities:
Change in restricted cash	—	(4)	—	(593)	—	(597)
Purchases of marketable securities	(2,070)	—	—	—	—	(2,070)
Proceeds from sales of marketable securities	4,390	3,000	—	—	—	7,390
Expenditures for property	—	(36,523)	(4,373)	(2,946)	—	(43,842)
Expenditures for capitalized software	—	(7,079)	—	—	—	(7,079)
Proceeds from sale of property	—	10	—	53	—	63
Acquisition of Helius, net	—	(10,540)	—	—	—	(10,540)
Additional equity investment in Hughes Systique	(1,500)	—	—	—	—	(1,500)
Long-term loan to Hughes Systique	(500)	—	—	—	—	(500)
Net cash provided by (used in) investing activities	320	(51,136)	(4,373)	(3,486)	—	(58,675)
Cash flows from financing activities:
Net increase in notes and loans payable	—	—	—	661	—	661
Proceeds from equity offering	93,019	—	—	—	—	93,019
Proceeds from exercise of stock options	75	—	—	—	—	75
Long-term debt borrowings	—	—	—	2,099	—	2,099
Repayment of long-term debt	—	(7,268)	—	(1,627)	—	(8,895)
Net cash provided by (used in) financing activities	93,094	(7,268)	—	1,133	—	86,959
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,966		2,966
Net increase (decrease) in cash and cash equivalents	93,395	(46,979)	136	(1,537)	—	45,015
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	—	134,092
Cash and cash equivalents at end of period	$98,185	$66,551	$286	$14,085	$—	$179,107

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2007
(In thousands)
Unaudited

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,572	$15,486	$(518)	$1,031	$(15,999)	$12,572
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(12,985)	10,522	1,277	5,189	15,999	20,002
Net cash provided by (used in) operating activities	(413)	26,008	759	6,220	—	32,574
Cash flows from investing activities:
Change in restricted cash	—	631	—	(225)	—	406
Purchases of marketable securities	(3,874)	(1,805)	—	—	—	(5,679)
Proceeds from sales of marketable securities	739	67,454	—	—	—	68,193
Expenditures for property	—	(114,652)	(709)	(4,022)	—	(119,383)
Expenditures for capitalized software	—	(6,949)	—	—	—	(6,949)
Proceeds from sale of property	—	65	—	651	—	716
Net cash used in investing activities	(3,135)	(55,256)	(709)	(3,596)	—	(62,696)
Cash flows from financing activities:
Net increase in notes and loans payable	—	—	—	358	—	358
Proceeds from exercise of stock options	113	—	—	—	—	113
Long-term debt borrowings	—	115,000	—	662	—	115,662
Repayment of long-term debt	—	(11,215)	—	(2,011)	—	(13,226)
Debt issuance costs	—	(2,044)	—	—	—	(2,044)
Net cash provided by (used in) financing activities	113	101,741	—	(991)	—	100,863
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,702)	—	(1,702)
Net increase (decrease) in cash and cash equivalents	(3,435)	72,493	50	(69)	—	69,039
Cash and cash equivalents at beginning of period	7,742	92,988	80	6,123	—	106,933
Cash and cash equivalents at end of period	$4,307	$165,481	$130	$6,054	$—	$175,972

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hughes Communications, Inc. (“HCI,” “the Company,” “we,” “us,” and “our”) operates its business primarily through Hughes Network Systems (“HNS”), our wholly-owned subsidiary, a telecommunications company. We are the largest satellite Internet access provider to North American consumers, which we refer to as the Consumer market. We are also the world’s leading provider of broadband satellite network services and systems to the enterprise market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

We operate in four business segments: (i) the North America very small aperture terminal (“VSAT”) segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Strategic Initiatives and Their Impact on Our Results of Operations

We generated a net income of $1.8 million and $2.5 million for the three and six months ended June 30, 2008, respectively, compared to $9.6 million and $12.6 million for the same periods in 2007. Net income for the three and six month periods ended June 30, 2008 were adversely impacted by two initiatives related to our operations that did not exist in the comparable periods in 2007.  These initiatives, which support our future growth in services and the retention of employees were: i) the recognition of depreciation expense of $6.4 million for each of the three and six months ended June 30, 2008, respectively, in connection with the April 2008 launch of SPACEWAY services and ii) the accrual of compensation expense of $0.7 million and $9.2 million for the three and six months ended June 30, 2008, respectively, in connection with our obligation related to the Long Term Cash Incentive Retention Program. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”)

and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs, related to hardware and associated marketing costs. At June 30, 2008, we had a consumer customer base of approximately 409,900 subscribers that generated revenues of $93.3 million and $184.9 million for the three and six months ended June 30, 2008, respectively.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we have acquired and developed the SPACEWAYTM 3 (“SPACEWAY 3”) satellite as well as related network operations center facilities, certain other ground facilities and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system greatly enhances data communication capabilities and efficiencies for enterprise and consumer customers. In August 2007, we launched our SPACEWAY 3 satellite, and we introduced service in North America on the SPACEWAY system in April 2008. The launch of service on the SPACEWAY system enables us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, primarily through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and expand our business significantly by increasing our addressable market in the enterprise and consumer markets. However, we will incur start-up costs associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

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

On February 4, 2008, we completed the acquisition of Helius, Inc. (“Helius”) pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). We paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition of Helius, we transferred our ownership of Helius to HNS, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals as set forth in the Merger Agreement. For further discussion of this acquisition, see Note 2 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into a service contract with a three- to five-year duration and our consumer customers enter into a 15- to 24-month contract. We bill and recognize service revenues on a monthly per site basis. Beginning in May 2007, we began to offer only 24-month contracts to our consumer customers. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity	●	Provide basic transport, intranet connectivity services and internet service provider services
●
Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	●	Provide one-stop turnkey suite of bundled services that include terrestrial and satellite networks
	●	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care
ISP services and hosted applications	●	Provide internet connectivity and hosted customer-owned and managed applications on our network facilities
	●	Provide the customer application services developed by us or in conjunction with our service partners
	●	Includes internet access, e-mail services, web hosting and online payments
Digital media services	●	Digital content management and delivery including video, online learning and digital signage applications
Customized business solutions	●	Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Market Trends Impacting Our Revenues—The following table presents our revenues by segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		Variance
	2008	2007	Amount	%
Revenues:
Services	$149,276	$129,373	$19,903	15.4%
Hardware sales	116,366	104,985	11,381	10.8%
Total revenues	$265,642	$234,358	$31,284	13.3%

Revenues by end market:
North America VSAT:
Consumer	$93,292	$80,211	$13,081	16.3%
Network Equipment and Services	67,949	70,564	(2,615)	(3.7)%
Total North America VSAT	161,241	150,775	10,466	6.9%
International VSAT:
Network Equipment and Services	65,469	45,921	19,548	42.6%
Telecom Systems:
Mobile Satellite Systems	34,581	34,685	(104)	(0.3)%
Terrestrial Microwave	4,199	2,728	1,471	53.9%
Total Telecom Systems	38,780	37,413	1,367	3.7%
Corporate and Other	152	249	(97)	(39.0)%
Total revenues	$265,642	$234,358	$31,284	13.3%

North America VSAT Segment

Revenue from our Consumer group increased by 16.3% for the three months ended June 30, 2008 compared to the same period in 2007. At June 30, 2008, our Consumer subscriber base grew by 57,100 subscribers to 409,900 subscribers compared to June 30, 2007. During the three months ended June 30, 2008, we averaged approximately 12,300 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.31%. The average revenue per unit (“ARPU”) for the three months ended June 30, 2008 increased by 6.5% to $66 compared to the same period in 2007. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customers’ broadband access requirements; and (iii) enhancement in the performance capabilities of our service offerings.

Revenue from our North American Network Equipment and Services group for the three months ended June 30, 2008 decreased by 3.7% to $67.9 million compared to same period in 2007, due to delays in hardware upgrades by a couple of our existing enterprise customers. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as closure and delivery of new contracts. Enterprise service revenue  is generally characterized by long term contracts, and therefore, is less impacted by the timing of renewals and awards of new contracts. Our enterprise orders and backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Network Equipment and Services group for the three months ended June 30, 2008 increased by 42.6% to $65.5 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, as in North America, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Mobile Satellite Systems group for the three months ended June 30, 2008 decreased slightly by 0.3% to $34.6 million compared to the same period in 2007. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the three months ended June 30, 2008 increased by 53.9% to $4.2 millioncompared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		Variance
	2008	2007	Amount	%
Revenues:
Services	$298,173	$249,147	$49,026	19.7%
Hardware sales	204,629	208,093	(3,464)	(1.7)%
Total revenues	$502,802	$457,240	$45,562	10.0%

Revenues by end market:
North America VSAT:
Consumer	$184,887	$160,960	$23,927	14.9%
Network Equipment and Services	133,144	141,380	(8,236)	(5.8)%
Total North America VSAT	318,031	302,340	15,691	5.2%
International VSAT:
Network Equipment and Services	110,065	89,417	20,648	23.1%
Telecom Systems:
Mobile Satellite Systems	66,345	60,223	6,122	10.2%
Terrestrial Microwave	8,069	4,860	3,209	66.0%
Total Telecom Systems	74,414	65,083	9,331	14.3%
Corporate and Other	292	400	(108)	(27.0)%
Total revenues	$502,802	$457,240	$45,562	10.0%

North America VSAT Segment

Revenue from our Consumer group increased by 14.9% for the six months ended June 30, 2008 compared to the same period in 2007. At June 30, 2008, our Consumer subscriber base grew by 57,100 subscribers to 409,900 subscribers compared to June 30, 2007. During the six months ended June 30, 2008, we averaged approximately 14,000 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.24% The average revenue per unit (“ARPU”) for the six months ended June 30, 2008 increased by 6.6% to $65 compared to the same period in 2007. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customers’ broadband access requirements; and (iii) enhancement in the performance capabilities of our service offerings.

Revenue from our North American Network Equipment and Services group for the six months ended June 30, 2008 decreased by 5.8% to $133.1 million compared to same period in 2007 due to delays in hardware upgrades by a couple of our existing enterprise customers. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as closure and delivery of new contracts. Enterprise service revenue is generally characterized by long term contracts, and therefore, is less impacted by the timing of renewals and awards of new contracts. Our enterprise orders and backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Network Equipment and Services group for the six months ended June 30, 2008 increased by 23.1% to $110.1 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, as in North America, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Mobile Satellite Systems group for the six months ended June 30, 2008 grew by 10.2% to $66.3 million compared to the same period in 2007. Contributing to this growth was increased engineering efforts on new projects involving automotive telematics solutions and the development of gateway infrastructure technology such as satellite base station subsystems and ground-based beam forming, expansion projects for our legacy customers, and provision of user terminals. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the six months ended June 30, 2008 increased by 66.0% to $8.1 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Cost of Services—Our cost of services relate to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during 2008 and 2007 as a result of cost containment initiatives and other efficiencies achieved by the Company. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases are expected to decline as customer additions on SPACEWAY grow.

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

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues
	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$149,276	$129,373	$19,903	15.4%
Hardware sales	116,366	104,985	11,381	10.8%
Total revenues	$265,642	$234,358	$31,284	13.3%
% of revenue to total revenues:
Services	56.2%	55.2%
Hardware sales	43.8%	44.8%

Services Revenues

The growth in services revenues was attributable to a revenue increase in the Consumer group of $15.0 million to $80.0 million for the three months ended June 30, 2008 compared to $65.0 million for same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 57,100 subscribers to approximately 409,900 subscribers at June 30, 2008 from approximately 352,800 subscribers at June 30, 2007. ARPU for the three months ended June 30, 2008 increased by 6.5% to $66 from $62 for the three months ended June 30, 2007. Revenues from our North America Equipment and Services increased by $4.1 million to $38.1 million for the three months ended June 30, 2008 compared to $34.0 million for the same period in 2007, mainly due to new enterprise contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $1.1 million to $6.3 million for the three months ended June 30, 2008 compared to $5.2 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI. Offsetting the increase in service revenue was a slight decrease of $0.2 million in revenues from our International VSAT segment to $24.7 million for three months ended June 30, 2008 compared to $24.9 million for the same period in 2007 as continued growth in sites under services in India and Brazil was offset by the completion of legacy service contracts in Europe.

Hardware Sales

Hardware sales increased mainly due to an increase in revenue from our International VSAT segment of $19.8 million to $40.8 million for the three months ended June 30, 2008 compared to $21.0 million for the same period in 2007.  The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom.

Further contributing to the increase was an increase in revenues from our Telecom Systems segment of $0.3 million to $32.5 million compared to $32.2 million for the same period in 2007. The increase resulted from higher hardware sales of $1.5 million in sales of point-to-multipoint products from the Terrestrial Microwave group due to orders from new customers in Europe and Africa, which was partially offset by a $1.2 million reduction in revenues from the Mobile Satellite Systems group primarily as a result of the completion of engineering activities on projects for the development of gateway infrastructure technology such as satellite base station subsystems and ground-based beam forming.

Offsetting the increase in hardware sales was a decrease in revenues from our North America VSAT segment of $8.7 million to $43.1 million for three months ended June 30, 2008 compared to $51.8 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $6.8 million in our North America

Network Equipment and Services group due to delays in hardware upgrades by a couple of our existing enterprise customers. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $1.9 million to $13.3 million for three months ended June 30, 2008 compared to $15.2 million for the same period in 2007 as a result of changes in pricing plans in response to competitive pressures.

Costs of Revenues

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$101,694	$86,940	$14,754	17.0%
Cost of hardware products sold	97,541	85,352	12,189	14.3%
Total cost of revenues	$199,235	$172,292	$26,943	15.6%

Services cost as a % of services revenues	68.1%	67.2%
Hardware cost as a % of hardware revenues	83.8%	81.3%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues. Also contributing to the increase in cost of services was $7.3 million of fixed expenses related to the launch of SPACEWAY services in the second quarter of 2008, which consisted of the SPACEWAY  network operations center and related support, operation of Traffic Off-load Gateways (“TOGS”), in-orbit insurance, and depreciation related to the satellite related assets. These costs are generally fixed in nature and are expected to be absorbed in the coming quarter as additional customers are added to SPACEWAY. The increase in cost of services was also due to additional space capacity acquired to support the increase in service revenues for the North America Equipment and Services group, which resulted in an increase in transponder capacity lease expense by $1.5 million for the three months ended June 30, 2008 compared to the same period in 2007. Other support costs for customer service, network operations, field services and backhaul costs and depreciation expense increased by $3.0 million.

 In addition, our costs of services increased by $1.3 million across our international service businesses primarily in India and Brazil due to an increase in the number of sites under service and $1.0 million in engineering service costs to support development activities provided to HTI by our Mobile Satellite Systems group.

Cost of Hardware Products Sold

Cost of hardware products sold increased mainly due to an increase in costs from our International VSAT segment of $13.0 million to $25.5 million for the three months ended June 30, 2008 compared to $12.5 million for the same period in 2007.  The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom. Cost of hardware products sold also increased by $0.7 million as a result of increased sales in the Terrestrial Microwave group.

Cost of hardware products sold in the North America Network Equipment and Services group decreased in conjunction with lower hardware sales. However, the reduction was offset by an increase in cost of hardware products sold in the Consumer group of $1.7 million due to additional installation of hardware associated with new subscribers. Hardware costs as a percentage of hardware revenues increased due to changes in the consumer price plans implemented in May 2007. There was a price reduction of $100 on the upfront plan and a change in term and price of the promotional plan.

Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$41,501	$37,280	$4,221	11.3%
% of revenue	15.6%	15.9%

Selling, general and administrative expense increased primarily due to higher costs of: (i) $1.2 million, in the aggregate, related to employee incentive plans and a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra Communications, Inc. (“SkyTerra”);

(ii) $0.7 million related to domestic selling, advertising and customer service costs; (iii) $0.2 million related to increased bank fees associated with credit card processing charges; and (iv) $0.6 million related to marketing and administrative costs from our foreign subsidaries. In addition, the acquisition of Helius added $0.9 million of selling , general and administrative expense in 2008. For further discussion of the retention program, see Note 14 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$7,176	$4,218	$2,958	70.1%
% of revenue	2.7%	1.8%

The increase in research and development was primarily due to continued development activities in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$1,667	$1,535	$132	8.6%
% of revenue	0.6%	0.7%

The slight increase in amortization of intangible assets was due to additional amortization related to the acquisition of Helius completed in February 2008.

Operating Income

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$16,063	$19,033	$(2,970)	(15.6)%
% of revenue	6.0%	8.1%

Operating income decreased as a result of higher operating costs of $34.3 million in the second quarter of 2008, primarily due to higher costs of services in conjunction with the increase in services revenue. Further contributing to the increase in operating costs was higher selling, general and administrative expense as well as research and development expense in the current quarter. The increase in operating costs was offset by the growth of revenues of $31.3 million mainly in services revenues.

Interest Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$13,902	$11,872	$2,030	17.1%

Interest expense primarily relates to interest paid on the $450 million unsecured senior notes (“Senior Notes”) and the $115 million borrowing under the term loan facility (“Term Loan Facility”) less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense was mainly due to the discontinuation of capitalized interest associated with the construction of the satellite, which was placed into service in April 2008.

Interest and Other Income, Net

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$867	$2,888	$(2,021)	(70.0)%
Other income, net	58	39	19	48.7%
Total interest and other income, net	$925	$2,927	$(2,002)	(68.4)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return during the second quarter of 2008 compared to the same period in 2007.

Income Tax Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$1,195	$164	$1,031	628.7%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$298,173	$249,147	$49,026	19.7%
Hardware sales	204,629	208,093	(3,464)	(1.7)%
Total revenues	$502,802	$457,240	$45,562	10.0%
% of revenue to total revenues:
Services	59.3%	54.5%
Hardware sales	40.7%	45.5%

Services Revenues

The growth in services revenues was partly attributable to a revenue increase in the Consumer group of $30.3 million to $156.5 million for the six months ended June 30, 2008 compared to $126.2 million for same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 57,100 subscribers to approximately 409,900 subscribers at June 30, 2008 from approximately 352,800 subscribers at June 30, 2007. ARPU for the six months ended June 30, 2008 increased by 6.6% to $65 from $61 for the six months ended June 30, 2007. Revenues from our North America Equipment and Services increased by $6.2 million to $74.2 million for the six months ended June 30, 2008 compared to $68.0 million for the same period in 2007, mainly due to new enterprise contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008. In addition, services revenue from our International VSAT segment increased by $8.7 million to $54.1 million for the six months ended June 30, 2008 from $45.4 million for the same period in 2007, mainly resulting from higher revenues of: (i) $3.3 million from our Brazil operations as the number of sites under service increased to over 8,200 as of June 30, 2008 from approximately 6,000 as of June 30, 2007; (ii) $3.3 million from enterprise customers in India; and (iii) $2.4 million in the U.S. source services provided directly to our international customers.

Further contributing to the increase in services revenue was an increase of $4.0 million in revenue from our Telecom Systems segment to $13.1 million for the six months ended June 30, 2008 compared to $9.1 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI.

Hardware Sales

Hardware sales decreased as a result of a reduction in revenue from our North America VSAT segment of $20.8 million to $87.3 million for six months ended June 30, 2008 compared to $108.1 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $14.4 million in our North America Network Equipment and Services group as a result of delays in hardware upgrades by a couple of our existing enterprise customers. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $6.4 million to $28.4 million for six months ended June 30, 2008 compared to $34.8 million for the same period in 2007 as a result of changes in pricing plans in response to competitive pressures.

Partially offsetting the decrease in hardware sales was an increase in hardware sales from our International VSAT segment of $12.0 million to $56.0 million for six months ended June 30, 2008 compared to $44.0 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom offset by delays in the rollout of customer programs and receipt of new orders from enterprise customers in India and Latin America.

Further offsetting the decrease in hardware sales was an increase in hardware sales from our Telecom Systems segment of $5.3 million to $61.3 million for the six months ended June 30, 2008 compared to $56.0 million for the same period in 2007. The increase primarily resulted from higher hardware sales in the Mobile Satellite Systems group of $2.1 million primarily related to contracts for the design, development and supply of user terminals and chipset related development and $3.2 million in sales for point-to-multipoint products from the Terrestrial Microwave group as a result of orders from new customers in Europe and Africa.

Costs of Revenues

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$195,911	$167,174	$28,737	17.2%
Cost of hardware products sold	174,339	172,518	1,821	1.1%
Total cost of revenues	$370,250	$339,692	$30,558	9.0%

Services cost as a % of services revenues	65.7%	67.1%
Hardware cost as a % of hardware revenues	85.2%	82.9%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues. Also contributing to the increase in cost of services was $7.3 million of fixed expenses related to the launch of SPACEWAY services in the second quarter of 2008, which consisted of the SPACEWAY network operations center and related support, operation of Traffic Off-load Gateways (“TOGS”), in-orbit insurance, and depreciation related to the satellite related assets. These costs are generally fixed in nature and are expected to be absorbed in the coming quarter as additional customers are added to SPACEWAY. The increase in cost of services was also due to additional space capacity acquired to support the increase in service revenues for the North America Equipment and Services group, which resulted an increase in transponder capacity lease expense by $4.2 million for the six months ended June 30, 2008 compared to the same period in 2007. Other support costs for customer service, network operations, field services and backhaul costs and depreciation expense increased by $6.1 million.

 In addition, our costs of services increased by $7.8 million across our international service businesses primarily in India and Brazil due to an increase in the number of sites under service and $2.9 million in engineering service costs to support development activities provided to HTI by our Mobile Satellite Systems group.

Cost of Hardware Products Sold

Cost of hardware products sold increased mainly due to an increase in costs from our International VSAT segment of $6.0 million to $34.4 million for the six months ended June 30, 2008 compared to $28.4 million for the same period in 2007.  The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom.  Cost of hardware products sold also increased by $2.4 million in our Telecom Systems segment, related to higher engineering and production costs in conjunction with the increase in sales.

Offsetting this increase was a decrease in cost of hardware products sold in the North America Network Equipment and Services group in conjunction with lower hardware sales. However, the reduction was offset by an increase in cost of hardware products sold in the Consumer group of $1.1 million due to additional installation of hardware associated with new subscribers.  Hardware costs as a percentage of hardware revenues increased due to changes in the consumer price plans implemented in May 2007. There was a price reduction of $100 on the upfront plan and a change in term and price of the promotional plan.

Selling, General and Administrative Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$90,656	$75,546	$15,110	20.0%
% of revenue	18.0%	16.5%

Selling, general and administrative expense increased primarily due to an accrual of $9.2 million related to a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. Also contributing to the increase in selling, general and administrative expense was higher costs of: (i) $1.0 million related to other employee incentive plan; (ii) $2.6 million primarily related to domestic selling, advertising and customer service costs; (iii) $0.5 million related to increased bank fees associated with credit card processing charges; and (iv) $0.3 million related to marketing and administrative costs from our foreign subsidiaries. In addition, the acquisition of Helius added $1.4 million of selling, general and administrative expense in 2008. For further discussion of the retention program, see Note 14 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$13,252	$8,342	$4,910	58.9%
% of revenue	2.6%	1.8%

The increase in research and development was primarily due to continued development in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$3,275	$3,071	$204	6.6%
% of revenue	0.7%	0.7%

The slight increase in amortization of intangible assets was due to additional amortization related to the acquisition of Helius completed in February 2008.

Operating Income

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$25,369	$30,589	$(5,220)	(17.1)%
% of revenue	5.0%	6.7%

Operating income decreased as a result of higher operating costs of $50.8 million for the six months ended June 30, 2008, primarily due to higher costs of services in conjunction with the increase in services revenue. Further contributing to the increase in operating costs was higher selling, general and administrative expense as well as research and development expense for six months ended June 30, 2008 compared to the same period in 2007. The increase in operating costs was offset by the growth of revenues of $45.6 million mainly in services revenue.

Interest Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$23,210	$23,310	$(100)	(0.4)%

Interest expense primarily relates to interest paid on the Senior Notes and the Term Loan Facility less the capitalized interest associated with the construction and launch of the SPACEWAY 3. The decrease in interest expense for the six months ended June 30, 2008 compared to the same period in 2007 was mainly due to higher capitalized interest associated with the construction and launch of the SPACEWAY 3 and lower lease interest expense associated with our North American Equipment and Services group. The decrease in interest expense was partially offset by the increase in interest expense incurred on the Term Loan Facility, which started in February 2007, and also offset by the discontinuation of interest capitalization associated with SPACEWAY 3, which was placed in service in April 2008.

Interest and Other Income, Net

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$2,330	$5,966	$(3,636)	(60.9)%
Other income, net	89	140	(51)	(36.4)%
Total interest and other income, net	$2,419	$6,106	$(3,687)	(60.4)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return for the six months ended June 30, 2008 compared to the same period in 2007.

Income Tax Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$1,835	$684	$1,151	168.3%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries.

Liquidity and Capital Resources

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$13,765	$32,574	$(18,809)	(57.7)%
Investing activities	$(58,675)	$(62,696)	$4,021	6.4%
Financing activities	$86,959	$100,863	$(13,904)	(13.8)%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities was primarily due to a decrease of $18.3 million resulting from timing of payments and activities associated with operating activities. This decrease was offset by higher depreciation and amortization expense of $8.0 million and lower net income of $10.1 million for the six months ended June 30, 2008 compared to the same period in 2007.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to the cash used in the acquisition of Helius in February 2008 and an additional equity investment in Hughes Systique. The increase was offset by the decrease in capital expenditures of $75.4 million, as set forth in the table below, and decrease in sales of marketable securities during the six months ended June 30, 2008.

Capital expenditures for the six months ended June 30, 2008 and 2007 are shown as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007	Variance
Capital expenditures:
SPACEWAY program	$25,826	$96,932	$(71,106)
Other capital expenditures—VSAT	11,381	12,981	(1,600)
Capitalized software	7,079	6,949	130
Capital expenditures—other	5,247	9,470	(4,223)
VSAT operating lease hardware	1,388	—	1,388
Total capital expenditures	$50,921	$126,332	$(75,411)

Net Cash Flows from Financing Activities

The decrease in net cash provided by financing activities was due to a reduction in the level of borrowing activities, mainly related to the borrowing of $115 million under the Term Loan Facility in February 2007. The decrease was offset by lower debt repayments of $4.3 million and the proceeds from our Equity Offering of $93.0 million for the six months ended June 30, 2008 compared to the same period in 2007.

Future Liquidity Requirements

As of June 30, 2008, our Cash and cash equivalents and Marketable securities totaled $191.1 million and our total debt was $591.6million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “Senior Notes”) are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors, including the indebtedness under HNS’ secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At June 30, 2008 and 2007, interest accrued on the Senior Notes was $9.0 million.

HNS has a secured $50 million revolving credit facility (“Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of June 30, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.0 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of June 30, 2008 was $39.0 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Term Loan Facility for a fixed rate of 5.12% per annum (the “Swap Agreement”). The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2008 through 2013 and $3.3 million for the year ending December 31, 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. At June 30, 2008 and December 31, 2007, HNS’ consolidated net assets were $252.1 million and $247.5 million, respectively. HNS was in compliance with all of its debt covenants at June 30, 2008.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at June 30, 2008 and December 31, 2007 were $3.9 million and $4.2 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

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

On February 4, 2008, the Company completed the acquisition of Helius, Inc. (“Helius”) as a result of the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). Pursuant to the Merger Agreement, the Company paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition of Helius, the Company transferred its ownership of Helius to HNS, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals.

On January 9, 2008, we invested an additional $1.5 million in the common equity of Hughes Systique. As a result, at June 30, 2008, we own approximately 32.1% of the outstanding shares of Hughes Systique on an undiluted basis. On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and we funded $0.5 million for our share of the initial draw.

On August 8, 2007, we filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp, as co issuers. In the event HNS issues debt securities pursuant to the shelf registration statement, we will, and one or more of our other subsidiaries may, on a joint and several bases, offer full and unconditional guarantees of HNS’ and HNS Finance Corp.’s obligations under the debt securities. On May 21, 2008, the Company made an equity offering to sell 2,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. The equity offering closed on May 28, 2008 and as a result, the Company raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for acquisition of a satellite or general corporate purposes.

In July 2006, the Company entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Pursuant to the agreement, our remaining obligation with 95 West Co. at June 30, 2008 is a payment of $0.75 million for each of the years ending December 31, 2008 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY3, new acquisitions, and initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

In connection with the April 22, 2005 transaction between DIRECTV and SkyTerra, HNS established the Long-Term Cash Incentive Retention Program (the “Retention Plan”), a one-time employee retention program, which was designed to retain a select group of employees chosen by the HNS’ senior management. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008. As of June 30, 2008, HNS’ estimated contractual obligation was $11.4 million, which is expected to be paid in 2009.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 18 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of June 30, 2008, we had $29.5 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $11.0 million were issued under the Revolving Credit Facility; $4.9 million was secured by restricted cash; $0.2 million related to an insurance bond; and $13.4 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At June 30, 2008, the Company had a total of $3.4 million in foreign exchange contracts, of which our Indian subsidiaries had $2.0 million of foreign exchange contracts remaining to be utilized, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at June 30, 2008. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.9 million as of June 30, 2008.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2008 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 8 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost fluctuations in the last eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through June 30, 2008. However, if the Company is unable to mitigate future increases, increases in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

The Company’s Annual Meeting of Stockholders was held on May 29, 2008. At the Annual Meeting, each of the eight nominees to the board of directors was elected for a one-year term by the stockholders, with votes cast as follows:

Nominee	Votes For	Votes Withheld
Andrew D. Africk	17,590,341	635,732
Stephen H. Clark	18,218,914	7,159
O. Gene Gabbard	15,975,881	2,250,192
Pradman P. Kaul	17,774,976	451,097
Jeffrey A. Leddy	17,630,010	596,063
Lawrence Ruisi	18,216,856	9,217
Aaron J. Stone	17,589,941	636,132
Michael Weiner	17,626,625	599,448

The stockholders also approved the other proposal placed before the Annual Meeting, with the votes cast as follows:

Proposal	Votes For	Votes Against	Votes Abstain	Broker Non-Votes

Ratification of the appointment of Deloitte & Touche LLP as the company’s independent registered public accountant	18,110,045	115,713	314	—

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit
Number	Description
4*
Supplemental Indenture No. 1, dated as of May 6, 2008, among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in this Indenture) and Wells Fargo Bank, National Association.

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

Date: August 7, 2008	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)