Form 10-K
period 2008-12-31
Hughes Communications, Inc.
filed 2009-03-05
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $432,174,369.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009 was 21,514,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

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

Overview

We were formed as a Delaware corporation, then a wholly-owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. As of February 21, 2006, we became a publicly traded company, see “—Significant Transactions” for detailed discussion. We operate our business primarily through our wholly-owned subsidiary, HNS, a telecommunications company. We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet access provider to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

Since HNS’ deployment of the first very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercial digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. HNS started in this business as an equipment and system supplier. During 1988, HNS became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, HNS leveraged its experience with its enterprise customers to expand its business into other growing market areas such as providing broadband Internet service to the Consumer market. In addition, we have strategically used our technology base and expertise in satellite communication to provide turnkey satellite ground systems and user terminal equipment to mobile system operators as well as expand our business to the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the market growth in our North American enterprise and consumer businesses, and in April 2008, we introduced service in North America on the SPACEWAY system. The commencement of service on the SPACEWAY system enables us to expand our business by increasing our addressable markets in North America.

Significant Transactions

Through a series of transactions from 2005 to 2008, we acquired the businesses that we owned as of December 31, 2008. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra acquired 50% of HNS’ voting, or Class A membership interests (the “April 2005 Transaction”) from DTV Network Systems, Inc. (“DTV Networks”), a wholly-owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”).

•

On October 12, 2005, we acquired Series A preferred shares of Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. On January 9, 2008, the Company invested an additional $1.5 million in the common equity of Hughes Systique. As a result, the Company owns approximately 31.8% of the outstanding shares of Hughes Systique, on an undiluted basis, at December 31, 2008.

•	On December 31, 2005, pursuant to a separation agreement between us and SkyTerra (the “Separation Agreement”), SkyTerra contributed to us the following:

-	its 50% ownership of HNS’ Class A membership interests;

-	its interests in: i) AfriHUB LLC, a discontinued business; ii) Electronic System Products, Inc. (“ESP”); and iii) certain minority investments; and

-	other investments, cash and short-term investments.

•

On January 1, 2006, we completed our purchase of the remaining 50% of HNS’ Class A membership interests for $100.0 million in cash (the “January 2006 Transaction”). To finance the January 2006 Transaction, we borrowed $100.0 million from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). The loan was repaid in March 2006 following the completion of a rights offering conducted by us. As a result of the January 2006 Transaction, we own 100% of HNS’ Class A membership interests, and our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

•

On February 21, 2006, SkyTerra distributed all of our outstanding shares of common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders (the “Distribution”). The Distribution separated SkyTerra into two publicly traded companies. Accordingly, SkyTerra no longer owns any of our capital stock; and Apollo, SkyTerra’s controlling stockholder at the time of the Distribution, became our controlling stockholder.

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes. This accounting is required because, among other things, (i) the businesses transferred to us generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution, and (ii) the businesses transferred to us included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. Accordingly, the Company’s historical results through December 31, 2005 are derived from SkyTerra’s audited financial statements, including the results of the business and assets retained by SkyTerra in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” The Company’s results for periods beginning on and after January 1, 2006, the date on which the Company completed the January 2006 Transaction, include the results of the business and assets retained by SkyTerra through the date of the Distribution and reflect HNS’ results of operations.

•

On March 27, 2006, we completed a rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with the rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from Apollo.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from a third-party fixed satellite service provider. VSAT networks can operate independently or as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in four business segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other segment. The North America VSAT segment consists of the Consumer group and the Enterprise group. The International VSAT segment consists of the Enterprise group, which includes our international service companies. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 22—Segment Data and Geographic Data to the Company’s audited consolidated financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate and Other segment, each of which is discussed in further detail below:

	North America VSAT Segment		International VSAT Segment	Telecom Systems Segment
	Consumer	Enterprise	Enterprise	Mobile Satellite Systems	Telematics	Terrestrial Microwave

Customer Base	• Subscription services	• Enterprises, governmentand local government agenciesin North America	• Enterprises Telecom carriers and government agencies located outside of North America	• Mobile satellite- based voice and data service operators	• Telematics service providers	• Cellular mobile operators and local exchangecarriers

2008 Revenues (in millions)	• $376	• $292	• $237	• $106	• $31	• $18

Products/ Service Application(s)	• Internet access	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/ terminals	• Telematics development andequipment	• Microwave-based networking equipment

	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access			• Wireless backhaul for cellular service providers

• IP VPN

•   IP VPN

    Multicastfile

    delivery/video

    streaming

•   Customized business

    solutions

•   Turnkey  managed

    networkservices

-   Program and

    Installation

-   Management

-   Maintenance

-   Customer care

•   Inventory

    management

•   Content distribution

•   Online Learning

•   Satellite and

    Terrestrial transport

•   IP VPN

•   Multicast file

    delivery/video

    streaming

•   Customized

    business solutions

•   Turnkey managed network services

-   Program and

    Installation

-   Management

-   Maintenance

-   Customer care

•   Inventory

    management

•   Content

    distribution

•   Online Learning

•   VoIP

Representative Customers

•   Wal-Mart Stores,

    Inc., ExxonMobil

    Corporation,

    Blockbuster, Inc.,

    GTECH

    Corporation,

    Lowe’s, Wendy’s

    International, BP,

    Wyndham

    Worldwide

    Corporation,

    Chevron

    Corporation,Shell,

    WalgreenCo., Rite

    Aid,YUM Brands,

    Social    Security

    Administration

•   Volkswagen AG,

    Tesco, Telefonosde

    Mexico, VISA

    International Service

    Association, Telkom

    South Africa,

    Telstra Australia,

    the Ministry of

    Foreign Affairs of

    Saudi Arabia, State

    Bank of  India,

    Camelot Group plc

				• Globalstar, Inc., ICO Global Communications Ltd., Inmarsat Ltd., SkyTerra Communications, Inc., TerreStar Networks, Inc., Thuraya Telecommunications Company	• Hughes Telematics, Inc.	• Nokia Siemens Networks,Vodafone Italy/ Portugal/Greece, WindItaly/Greece, Vodacom South Africa, PTC Poland, BTC Bulgaria, T- Mobile Czech, Crowley Poland, Covad USA, GTS Central Europe

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

The user terminal for our consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. The network operations center also provides advanced engineering support to our customer call centers.

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

Enterprise Group

A VSAT system uses satellite data communication technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Enterprise group offers complete turnkey solutions to enterprises, including program management, installation, training and support services. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

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

SPACEWAY

We launched SPACEWAY 3 in August 2007 and introduced service in North America on the SPACEWAY network in April 2008. SPACEWAY 3 was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for operational flexibility, the system greatly enhances data communication and efficiencies for enterprise and consumer customers with the following capabilities:

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

We believe that SPACEWAY 3 allows us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and significantly improve our margins. However, we have incurred fixed costs associated with the operation of SPACEWAY 3 that has reduced and will continue to reduce our earnings until we acquire a sufficient number of customers to offset those costs.

Our approach to the market for SPACEWAY 3 services can be characterized as follows:

•

Significant Expansion in Business from Small and Medium Business (“SMB”) Customers—SPACEWAY 3 delivers a range of cost effective and high quality services, from Internet access to small private networks for these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base—Since April 2008, when SPACEWAY 3 was placed in service, the majority of our new consumer customers have been operating over the SPACEWAY network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY supports higher data rates and offers direct user-to-user network connectivity, we are able to offer faster speeds and specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ needs. For our Equipment and Services group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct marketing, in order to maximize our potential customer base. For our Consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy and Walmart. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

We provide our customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. We also provide our customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. Our maintenance support services are provided by a third-party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that we establish. Additionally, our help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that we establish. Our call center operations currently utilize both in-house and outsourced support.

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

Business Overview

Enterprise Group

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

We lease transponder capacity on satellites from multiple providers for our Enterprise customers. We also maintain three hub facilities, located in Griesheim, Germany, New Delhi, India and Sao Paulo, Brazil that provide ground support to our international enterprise customers.

Our international customers span a wide variety of industries and include state-owned operators as well as private businesses. Our service and product offerings in our International Enterprise group are substantially similar to those in our North American Enterprise group. In addition, we have been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, Internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

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

We have established subsidiaries in Europe, India and Brazil that provide end-to-end communication services to customers in those regions. These subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff. Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian and Brazilian operations provide VSAT installation services for our customers through a network of third-party installers, similar to our North American installation operations. In certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland or India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to the end-users. Our customer assistance center maintenance offerings include a customer assistance center that is operated 24 hours per day, 365 days per year, and is available to our customers worldwide, as well as assistance through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. We believe our Mobile Satellite Systems, Telematics and Terrestrial Microwave groups address strategic markets that have significant advantages. None of these groups require substantial operating cash or working capital and all are low fixed-cost operations.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Globalstar, Inc. (“Globalstar”), ICO Global Communications Ltd. (“ICO”), Inmarsat plc, SkyTerra, TerreStar Networks, Inc. (“TerreStar”), and Thuraya Satellite Telecommunications Company. As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions, Radio Access Networks (“RAN”) and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with SkyTerra, TerreStar and ICO for development of satellite base stations. We are also under contract with ICO for development of a vehicular terminal that offers entertainment and emergency communication services and under contract with TerreStar for development of a satellite chipset and platform to enable the utilization of handheld terminals. In addition, we have entered into a contract with Globalstar to provide next generation RANs and user terminal chipset. We believe that the Ancillary Terrestrial Component operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Telematics Group

We have expanded our reach into the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment. As part of our telematics business, we entered into an agreement with Hughes Telematics, Inc. (“HTI”), pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we will serve as the exclusive supplier of TCUs for some of HTI’s customers.

Terrestrial Microwave Group

We have developed a family of broadband products for point-to-multipoint (“PMP”) microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services quickly, cost-effectively and competitively. Our broadband PMP microwave systems have gained a reputation for technical excellence and have been deployed in North America, South America, Europe, Africa, and Asia by well known operators.

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

Corporate and Other Segment

The Corporate and Other segment consists of ESP, certain minority interest investments held by the Company, including portfolio investments in Hughes Systique Corporation, Data Synapse, Inc. Edmunds Holdings, Inc., and Mainstream Data, Inc., as well as our corporate offices and assets not related to another business segment.

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

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 1.9 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our Enterprise customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP and Chevron Corporation) and retailers (Wal-Mart Stores, Inc., Lowe’s Companies, Inc. and Sears). Service contracts with these enterprises generally range from two to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

SPACEWAY 3 Provides Significant Additional Capacity and Operating Leverage—SPACEWAY 3 satellite is one of the most technologically advanced satellite broadband services platforms in our industry, optimized for data and designed to provide 10 gigabits per second of capacity and subscriber speeds comparable to DSL. SPACEWAY 3 enables us to more effectively offer bandwidth on demand through its dynamic capacity allocation and on board routing capabilities. In addition, SPACEWAY 3 provides us with significant cost savings by decreasing transponder leasing expenses. We began service on SPACEWAY 3 in April 2008.

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

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2008, we derived approximately 58% of our global revenues from providing services and 42% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International VSAT segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 30 years. We are majority-owned by various investment vehicles that are affiliated with Apollo, which is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and the low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality services with a stable enterprise market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America VSAT segment and our service companies in the International VSAT segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with our mobile satellite and telematics projects; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through the utilization of SPACEWAY 3.

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

We have encountered competition in our Enterprise groups from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and the global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers.

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

Our principal competitors in our Enterprise groups for the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), ViaSat, Inc. (“ViaSat”) and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of VSAT products and services, ViaSat and iDirect only offer VSAT products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast-Return Channel by Satellite (“DVB-RCS”), which is also recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition in our Consumer group primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite Internet access services that compete with us in North America.

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

Regulation by the FCC

All commercial entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by us and certain of our customers, except under licenses issued by the FCC. Changes in our FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses we hold are granted for ten to fifteen year terms. The FCC also has granted periodic requests by us for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely.

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

ITU Frequency Registration

The orbital location and frequencies for SPACEWAY 3 and any additional satellites we may acquire in the future are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings with the ITU for SPACEWAY 3 and other potential satellites.

International Regulation

We must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which we, or under certain circumstances our resellers, provide services or operate earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In some countries, there may be restrictions on our ability to interconnect with the local switched telephone network. In addition, in certain countries, there are limitations on the fees that can be charged for the services we provide.

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

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and

Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act, that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold United States patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. By federal statute, the duration of each of our patents is 20 years from the earliest filing date. In connection with the April 2005 Transaction, DIRECTV assigned to us a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also licensed to us, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, we have granted licenses to use our trademarks and service-marks to resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

We believe that our patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware and other technology, remaining “trade secrets” or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors and certain customers and other business partners.

Research and Development, Engineering and Manufacturing

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to HNS and its predecessors, and the adoption of HNS’ techniques in numerous communication standards in both satellite and terrestrial systems. Of these patents, HNS currently owns over 230 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV.

With respect to hardware development, our skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and cellular handsets.

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

Our products are designed, manufactured and tested primarily at our facilities in Maryland; however, we outsource a significant portion of the manufacturing of our products to third-parties. Our manufacturing facilities, together with our third-party arrangements, have sufficient capacity to handle current demand. We continuously adjust our capacity based on our production requirements. We also work with third-party vendors for the development and manufacture of components that are integrated into our products. We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis. We have implemented a multifaceted strategy focused on meeting customer demand for our products and reducing production costs. Our operations group, together with our research and development group, work with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Subsidiaries

We own a number of subsidiaries and have entered into certain joint ventures, one of which provides marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

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

Employees and Labor Relations

As of December 31, 2008, we had 1,958 employees. Other than 51 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. However, we have entered into employment and non-competition agreements with our Chief Executive Officer, Chief Financial Officer and each of our Executive Vice Presidents. We require all at-will employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding the Company, Hughes Network Systems, LLC and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Nature and Operation of Our Business

The enterprise network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Enterprise groups.

We operate in a highly competitive enterprise network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our Enterprise groups face competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. In addition, government agencies are increasingly considering and implementing subsidies for deployment of broadband access in underserved areas. Depending on how the particular programs are structured, these subsidies may favor, or in some cases be limited to, terrestrial-based services. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting small and medium businesses and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for very small aperture terminal (“VSAT”) services and regulation and inequitable access remain barriers to new business.

The consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer group.

We face competition in our Consumer group primarily from DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

We also may face competition from Hughes Network Systems, LLC’s (“HNS”) former parent, The DIRECTV Group, Inc. (“DIRECTV”). For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.”

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

To a certain extent, our business depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. The U.S. and world economic markets are undergoing a period of slowdown or recession, and the future economic environment may continue to be less favorable than that of recent years. In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the conditions in the U.S. and world economic markets continue to be volatile or deteriorate further or if the telecommunications industry experiences future weaknesses, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

We face risks associated with our SPACEWAYTM 3 satellite.

If we are unable to continue to operate SPACEWAY 3 as a result of any of the following risks, we will be unable to realize the anticipated benefits from SPACEWAY 3, and our business, financial condition and results of operations could be adversely affected:

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from SPACEWAY 3. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of SPACEWAY 3. In addition, we will continue to incur start-up losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

Regulatory license risk—SPACEWAY 3 is primarily intended to provide services to North America. The SPACEWAY 3 spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose International Telecommunication Union filing we may use to operate SPACEWAY 3 in the future. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorization. Failure to comply with such requirements, or comply in a timely manner could lead to the loss of authorizations and could have an adverse effect on our business, financial condition and results of operations.

•

In-orbit risks—SPACEWAY 3 is subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to SPACEWAY 3. To the extent there is an anomaly or other in-orbit failure with respect to SPACEWAY 3, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Insurance—The price, terms and availability of satellite insurance can fluctuate significantly. These policies may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and policy exclusions related to satellite health.

•

Novel design—SPACEWAY 3 employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For most of our customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning on April 3, 2008, we also began providing capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting SPACEWAY 3, see “—We face risks associated with our SPACEWAY 3 satellite.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

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

While HNS has entered into a non-competition agreement with DIRECTV in connection with its separation from DIRECTV in 2005, DIRECTV has retained the right to compete with HNS in selling data services to consumers at all times and may compete with HNS in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using the advanced on-board processing capabilities of its two SPACEWAY satellites for data service offerings that would directly compete with HNS, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with HNS’ business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with HNS after the non-competition agreement expires on April 22, 2010.

We are dependent upon suppliers of components, manufacturing outsourcing, installation, and customer service, and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

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

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY is unable to satisfy the associated demand.

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

We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others, or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire, or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. In addition, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

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

We have received, and may in the future receive, communications from third-parties claiming that we or our products infringe upon the intellectual property rights of third-parties. In addition, we may be named in the future as a defendant in lawsuits claiming that our services or products infringe upon the intellectual property rights of third-parties. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. If a third-party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position. To the extent that we are required to pay royalties to third-parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products we provide. Third-parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

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

We are majority-owned by various investment vehicles affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”) and Apollo’s interests as an equity holder may conflict with those of the holders of HNS’ 9 1/2% senior notes (the “Senior Notes”) or with the other equity holders of the Company.

At December 31, 2008, Apollo owned in the aggregate 12,408,611 shares, or approximately 57.7%, of our issued and outstanding common stock. Therefore, Apollo has control over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. The interests of Apollo may not in all cases be aligned with those of the holders of the Senior Notes or those of the other holders of our common stock. In addition, the level of Apollo’s ownership of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Subject to limitations contained in HNS’ limited liability company agreement, the indenture governing the Senior Notes, HNS’ $50.0 million revolving credit facility (the “Revolving Credit Facility”) and HNS’ $115.0 million term loan facility (the “Term Loan Facility”) regarding affiliate transactions, Apollo may cause the Company or HNS to enter into transactions with their affiliates to buy or sell assets.

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

We are dependent on the services of HNS’ and our senior management team to remain competitive in our industry. The loss of one or more members of HNS’ or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and those of third-parties that provide communication services to our business. Any such change to the universal service contribution rules could adversely affect our costs of providing service to our customers.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by HNS of VSAT technology, primarily to China. Under the consent agreement, which applies to HNS, DIRECTV agreed to pay a $4.0 million fine over a period of three years and HNS was required to establish and maintain an external special compliance official for a period of three years. The external special compliance official was an independent contractor with authority to oversee matters relating to compliance with the ITAR. Pursuant to the consent agreement, the three-year term of the external special compliance official ended in January 2008 whereupon we appointed an internal special compliance official who has the authority to oversee matters relating to compliance with ITAR for a period of two years from January 2008 to January 2010. HNS has satisfied the requirement in the consent agreement that it spend $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of HNS’ subsidiaries in China was debarred from conducting certain international business, although HNS may seek reinstatement in the future. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, which applies to HNS and arose out of separate violations of ITAR in which HNS was a named party.

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

Our operations outside the United States accounted for approximately 25.9% of our revenues for the year ended December 31, 2008, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation,

South Africa, the United Arab Emirates and the United Kingdom, among other nations. Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

HNS is significantly leveraged. The following table shows HNS’ level of indebtedness as of December 31, 2008 (in thousands):

December 31, 2008
Senior notes	$450,000
Term loans	115,206
VSAT hardware financing	12,902
Revolving bank borrowings	2,432
Capital lease	6,010

Total debt	$586,550

HNS’ substantial degree of leverage could have important consequences, including the following:

•	it may limit HNS’ ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

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

Risks Related to the Distribution and Separation from SkyTerra Communications, Inc.

We may incur significant liability to SkyTerra Communications, Inc. (“SkyTerra”) pursuant to the indemnification provisions of the separation agreement.

We and SkyTerra have entered into a separation agreement (the “Separation Agreement”) that affected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the distribution by SkyTerra of all of our common stock to SkyTerra’s common stockholders (the “Distribution”). The Separation Agreement provides that we will indemnify SkyTerra and its affiliates against potential losses based on, arising out of or resulting from, among other things:

•

the ownership or the operation of the assets or properties transferred to us under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, us, whether in the past or future;

•	any other activities we engage in;

•	any guaranty or keep well of or by SkyTerra provided to any parties with respect to any of our actual or contingent obligations;

•	any breach by us of the Separation Agreement or any other agreement between us and SkyTerra; or

•	any failure by us to honor any of the liabilities assumed by us under the Separation Agreement.

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

The stock market from time to time experiences extreme price and volume fluctuations that are often unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts, if any, and economic and other external factors may have a significant effect on the market price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock.

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

At December 31, 2008, we had 21,514,963 shares of our common stock outstanding, all of which are freely tradable without restriction under the Securities Act except for any such shares held at any time by any of our “affiliates,” as such term is defined under Rule 144 promulgated under the Securities Act. In addition, all of the shares of common stock issued or reserved for issuance or issuable upon the exercise of stock options under our 2006 Equity and Incentive Plan will be available for sale in the open market, unless such shares of common stock are subject to vesting restrictions. We may have to issue additional shares of our common stock to satisfy the Class B Units and bonus units of HNS, which may, to the extent vested, be exchanged for our common stock.

We do not plan to pay dividends on our common stock and consequently, the only opportunity to achieve a return on an investment in our common stock is if the price of our common stock appreciates.

We do not plan to declare dividends on our common stock for the foreseeable future and do not plan to pay dividends on our common stock. In addition, the agreements governing HNS’ outstanding indebtedness limit our ability to pay dividends on our common stock. The only opportunity to achieve a positive return on an investment in our common stock for the foreseeable future may be if the market price of our common stock appreciates.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by a third-party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third-party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. In addition, our board may issue additional shares of common stock without any further vote or action by our common stockholders, which would have the effect of diluting common stockholders. These provisions may make it more difficult or expensive for a third-party to acquire a majority of our outstanding voting common stock. In addition, the Delaware General Corporation Law contains provisions that could make it more difficult for a third-party to acquire control of us.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International VSAT segments. The following table sets forth our owned and leased properties as of December 31, 2008.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	77,800	Engineering, office space
Gurgaon, India*	Leased	52,300	Corporate headquarters (India), shared hub, operations, warehouse
Las Vegas, Nevada*	Leased	37,100	Shared hub, backup network operation and control center SPACEWAY
Griesheim, Germany*	Leased	29,200	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Milton Keynes, United Kingdom	Leased	18,000	Corporate headquarters and operations (Europe)
Barueri, Brazil*	Leased	16,400	Warehouse, shared hub
Southfield, Michigan*	Leased	15,000	Shared hub
Kolkata, India	Leased	9,300	Warehouse
Delhi, India	Leased	8,500	Warehouse, office space
Sao Paulo, Brazil	Leased	6,700	Office space
Alexandria, Virginia	Leased	6,500	Warehouse
Mumbai, India	Leased	5,600	Warehouse, office space
Bangalore, India	Leased	4,300	Warehouse
Gaithersburg, Maryland	Leased	3,800	Warehouse, garage
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,700	Sales, marketing
Jakarta, Indonesia	Leased	1,100	Sales, marketing, operations
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Spokane, Washington	Leased	280	Gateway
Englewood, Colorado	Leased	250	Gateway
Albuquerque, New Mexico	Leased	250	Gateway
Seattle, Washington	Leased	250	Gateway
Salt Lake City, Utah	Leased	200	Gateway
Boise, Idaho	Leased	160	Gateway
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

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

Following a voluntary disclosure by The DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the International VSAT segment primarily to China. As part of the consent agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we were required to enhance our export compliance program to avoid future infractions.

On June 28, 2007, Hughes Network Systems, LLC (“HNS”) initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAYTM 3 satellite (“SPACEWAY 3”) in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract. HNS believes that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS has vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch’s wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying audited Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch. As of December 31, 2008, the arbitration hearings have been completed and the Company is awaiting the decision of the arbitration tribunal. The Company expects the result of the arbitration will be available in 2009.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint sought damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. On December 29, 2008, Mr. Scasta filed a motion for a voluntary dismissal with the court and the case was dismissed without prejudice.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During 2008, our common stock was traded on the NASDAQ Global Select Market under the symbol “HUGH.” During 2007, our common stock was traded on the NASDAQ Global Market. The following table shows the high and low sale prices per share of our common stock as reported by the NASDAQ:

	High	Low
Year Ended December 31,
2007:
First quarter	$49.33	$40.35
Second quarter	$54.36	$45.99
Third quarter	$55.99	$42.83
Fourth quarter	$61.00	$47.48

2008:
First quarter	$55.52	$42.00
Second quarter	$55.99	$44.71
Third quarter	$49.20	$30.01
Fourth quarter	$36.93	$10.00

The closing sale price of our common stock as reported on the NASDAQ on February 27, 2009 was $10.46 per share. At that date, there were 842 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock, and we do not anticipate or intend to pay cash dividends on our common stock for the foreseeable future. We are a holding company and our principal assets are membership interests of Hughes Network Systems, LLC (“HNS”) and cash. In the event that we choose to pay dividends, we would be primarily reliant on distributions or dividends from our subsidiaries to pay such dividends. The ability of HNS to pay us distributions or transfer funds or other assets is subject to the terms of HNS’ debt agreements which, among other things, limit the ability of HNS and certain of its subsidiaries to pay dividends or distributions or transfer funds or other assets to us. Our board of directors will determine any changes in our dividend policy based upon its analysis of factors it deems relevant. We expect that these factors will include our financial condition, earnings, cash requirements and legal requirements.

Performance Graph

The following performance graph shows the cumulative total return to a holder of our common stock compared with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period from February 23, 2006 (the date our common stock began trading on a national market) through December 31, 2008. The comparison assumes the investment of $100 on February 23, 2006 in our common stock and each of the foregoing indices and reinvestment of all dividends.

Cumulative Total Returns

$100 Invested at February 23, 2006

	February 23, 2006	December 31,
		2006	2007	2008
Hughes Communications, Inc.	$100.00	$186.48	$218.44	$63.76
NASDAQ Composite Index	$100.00	$105.97	$116.36	$69.19
NASDAQ Telecommunications Index	$100.00	$115.13	$125.69	$71.67

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data. The Company’s historical consolidated financial data for the years ended or as of December 31, 2005 and 2004 are derived from audited financial statements of SkyTerra Communications, Inc. (“SkyTerra”). Our consolidated balance sheet data and statement of operations data for the years ended or as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements included in this report. The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Our historical results through December 31, 2005 are those previously reported by SkyTerra, including the results attributable to the businesses and assets retained by SkyTerra, in accordance with Emerging Issues Task Force Issue No. 02-11. Accordingly, future reports will continue to reflect Hughes Network Systems, LLC’s historical results (through December 31, 2005) under the equity method and will also reflect the historical results through the date of the Distribution attributable to Mobile Satellite Ventures LP and other assets and liabilities retained by SkyTerra.

	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated statements of operations data:
Revenues	$1,060,353	$970,648	$858,699	$615	$2,117
Income tax expense (benefit)	$7,593	$5,337	$54,110	$(50,334)	$-
Income (loss) from continuing operations	$9,018	$43,540	$(39,310)	$59,220	$19,126
Net income (loss) attributable to common stockholders	$9,018	$43,540	$(40,567)	$49,356	$7,248
Basic net earnings (loss) per common share:
Continuing operations	$0.44	$2.31	$(2.44)	$5.59	$1.22
Discontinued operations	-	-	0.01	0.01	(0.26)

Basic net earnings (loss) per common share	$0.44	$2.31	$(2.43)	$5.60	$0.96

Diluted net earnings (loss) per common share:
Continuing operations	$0.44	$2.26	$(2.44)	$5.33	$1.16
Discontinued operations	-	-	0.01	0.01	(0.24)

Diluted net earnings (loss) per common share	$0.44	$2.26	$(2.43)	$5.34	$0.92

Consolidated balance sheet data:
Total assets	$1,190,393	$1,129,837	$931,644	$205,337	$154,570
Long-term obligations	$596,303	$584,287	$487,269	$-	$-
Series A redeemable convertible preferred stock, net	$-	$-	$-	$93,100	$88,706
Stockholders’ equity	$338,147	$262,361	$215,389	$98,385	$45,378

Ratio of earnings to fixed charges	1.2x	1.6x	1.3x	*	507.6x
Deficiency of earnings to fixed charges				$(6,986)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in four business segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite communication networks and services to enterprises. The International VSAT segment consists of the Enterprise group, which includes our international service companies. The international Enterprise group provides satellite communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to Hughes Telematics, Inc. (“HTI”) and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Significant Transactions

Through a series of transactions from 2005 to 2008, we acquired the businesses that we owned as of December 31, 2008. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra acquired 50% of HNS’ voting, or Class A membership interests (the “April 2005 Transaction”) from DTV Network Systems, Inc., a wholly-owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”).

•

On October 12, 2005, we acquired Series A preferred shares of Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. On January 9, 2008, the Company invested an additional $1.5 million in the common equity of Hughes Systique. As a result, the Company owns approximately 31.8% of the outstanding shares of Hughes Systique, on an undiluted basis, at December 31, 2008.

•	On December 31, 2005, pursuant to separation agreement between us and SkyTerra (the “Separation Agreement”), SkyTerra contributed to us the following:

-	its 50% ownership of HNS’ voting, or Class A, membership interests;

-	its interests in: i) AfriHUB LLC, a discontinued business; ii) Electronic System Products, Inc. (“ESP”); and iii) certain minority investments; and

-	cash and short-term investments.

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

•

On February 21, 2006, SkyTerra distributed all of our outstanding shares of common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders (the “Distribution”). The Distribution separated SkyTerra into two publicly traded companies: SkyTerra and HCI. Accordingly, SkyTerra no longer owns any of our capital stock, and Apollo, SkyTerra’s controlling stockholder at the time of the Distribution, became our controlling stockholder. Following the Distribution, SkyTerra retained its interest in its other assets, including cash and investments.

Notwithstanding the legal form of the Distribution, we are treated as the “accounting successor” to SkyTerra for financial reporting purposes . This accounting was required because, among other things; (i) the businesses transferred to the Company generated all of SkyTerra’s historical consolidated revenues and constituted a majority of the book value of SkyTerra’s assets immediately preceding the Distribution and (ii) the businesses transferred to the Company included SkyTerra’s discontinued operating subsidiaries and all of the assets and liabilities relating to such subsidiaries. The Company’s results for periods beginning on or after January 1, 2006, the date on which the Company completed the January 2006 Transaction, included the results of the business and assets retained by SkyTerra through the Distribution date and reflected HNS’ results of operations.

•

On March 27, 2006, we completed a rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with the rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from Apollo.

Distribution

On February 21, 2006, SkyTerra completed the Distribution and separated into two publicly traded companies: (i) Hughes Communications, Inc., which consists of, among other things, the assets, liabilities and operations associated with HNS and ESP and certain minority investments in entities including Data Synapse, Inc., Edmunds Holdings, Inc., Mainstream Data, Inc., and Hughes Systique, along with all of SkyTerra’s cash, cash equivalents and marketable securities, excluding $12.5 million, and certain other liabilities expressly allocated from SkyTerra and (ii) SkyTerra, which consists of the assets and liabilities associated with SkyTerra’s interest in Mobile Satellite Ventures LP (“MSV”) and SkyTerra’s stake in TerreStar Networks, Inc. (“TerreStar”), $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to SkyTerra’s Series A Preferred Stock.

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

Separation Agreement

We entered into the Separation Agreement with SkyTerra effective December 31, 2005, which affected the transfer, by way of contribution from SkyTerra to us, of the assets related to our business, and the assumption by us of certain liabilities. The Separation Agreement and certain related agreements govern, among other things, certain of the ongoing relations between us and SkyTerra following the Distribution.

In general, pursuant to the terms of the Separation Agreement, all of SkyTerra’s assets and liabilities, other than those specifically relating to MSV and TerreStar, $12.5 million in cash, cash equivalents and marketable securities and the obligations pursuant to SkyTerra’s Series A Preferred Stock, became our assets and liabilities. The Separation Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Separation Agreement, financial responsibility for all liabilities arising out of or in connection with our businesses to us and all liabilities arising out of or in connection with SkyTerra’s interest in MSV and TerreStar to SkyTerra. In addition, we will indemnify SkyTerra for liabilities relating to certain litigation in which SkyTerra or SkyTerra’s subsidiaries were involved. Furthermore, the Company has a tax sharing agreement with SkyTerra that governs the allocation of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, between the Company and SkyTerra for all taxable periods ended on or before the Distribution date.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2008, 2007 and 2006, we generated net income of $9.0 million, $43.5 million and a net loss of $40.6 million, respectively. Net income for the year ended December 31, 2008 was adversely impacted by two initiatives related to our operations that did not exist in the comparable periods in 2007 and 2006. These initiatives, which support our future growth in services and the retention of employees, were: i) the recognition of depreciation expense of $19.6 million related to the commencement of SPACEWAY services in April 2008 and ii) the accrual of compensation expense of $13.2 million related to a one-time retention program as described in Note 19—Long-Term Cash Incentive Retention Program included in Item 8 of this report. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs. At December 31, 2008, we had a consumer customer base of approximately 432,800 subscribers that generated revenues of $376.1 million.

Satellite Related Assets—As part of our focus on less costly and more efficient technological solutions, we have constructed and developed the SPACEWAYTM 3 satellite (“SPACEWAY 3”) as well as related network operations center facilities, certain other ground facilities and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system greatly enhances data communication capabilities and efficiencies for enterprise and consumer customers. In August 2007, we launched SPACEWAY 3 and introduced service in North America on the SPACEWAY network in April 2008. We believe that the SPACEWAY system enables us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, primarily through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and expand our business significantly by increasing our addressable market in the enterprise and consumer markets. However, we have incurred fixed costs associated with the launch and operation of SPACEWAY 3 that has reduced and will continue to reduce our earnings until we acquire a sufficient number of customers to offset those costs.

The Company continues to evaluate the requirements for additional space segment capacity, including the acquisition of another satellite. The Company is considering various alternatives related to the ownership structure of a new satellite, capacity features and other factors that would promote long term growth while meeting the needs of its customers.

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

In February 2008, we acquired Helius, Inc., which was subsequently converted to a limited liability company, Helius, LLC (“Helius”), and transferred our ownership of Helius to HNS. Helius operates within our North America VSAT segment due to the nature of its business activities, its customer base and similarities with the North America enterprise business. We believe that the combination of Helius’ internet protocol television solutions and our extensive broadband networking experience and customer base will create synergies that facilitate long-term sales growth. For further discussion of this acquisition, see Note 5—Acquisition of Helius, Inc. to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate and Other segment. Within the North America VSAT segment, sales can be attributed to the Consumer group and the Enterprise group. Within the International VSAT segment, sales can be attributed to the Enterprise group, which includes our international service companies. Sales from our Telecom Systems segment can be attributed to the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Corporate and Other segment consists of various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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
Broadband connectivity

•     Provides basic transport, intranet connectivity services and internet service provider services

•     Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services

•     Provides one-stop turnkey suite of bundled services that include terrestrial and satellite networks

•     Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted application

•     Provides internet connectivity and hosted customer-owned and managed applications on our network facilities

•     Provides the customer application services developed by us or in conjunction with our service partners

•     Includes internet access, e-mail services, web hosting and online payments

Digital media services	• Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	• Provides customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from network operating centers, radio frequency terminals (earth stations), VSAT components including indoor units, outdoor units, antennas, voice, video, serial data appliances, and system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems, Telematics, and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the years ended December 31, 2008, 2007 and 2006 (in thousands):

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Revenues:
Services	$611,247	$537,688	$440,450	$73,559	13.7%	$97,238	22.1%
Hardware sales	449,106	432,960	418,249	16,146	3.7%	14,711	3.5%

Total revenues	$1,060,353	$970,648	$858,699	$89,705	9.2%	$111,949	13.0%

Revenues by end market:
North America VSAT:
Consumer	$376,055	$331,129	$292,336	$44,926	13.6%	$38,793	13.3%
Enterprise	291,610	284,587	281,531	7,023	2.5%	3,056	1.1%

Total North America VSAT	667,665	615,716	573,867	51,949	8.4%	41,849	7.3%

International VSAT:
Enterprise	237,188	214,833	193,370	22,355	10.4%	21,463	11.1%

Telecom Systems:
Mobile Satellite Systems	105,725	103,991	69,772	1,734	1.7%	34,219	49.0%
Telematics	31,065	22,301	1,611	8,764	39.3%	20,690	*
Terrestrial Microwave	18,248	13,234	19,605	5,014	37.9%	(6,371)	(32.5)%

Total Telecom Systems	155,038	139,526	90,988	15,512	11.1%	48,538	53.3%

Corporate and Other	462	573	474	(111)	(19.4)%	99	20.9%

Total revenues	$1,060,353	$970,648	$858,699	$89,705	9.2%	$111,949	13.0%

*	Percentage not meaningful.

The following table presents our subscribers, churn rate, average revenue per unit (“ARPU”), and average gross customer additions for the years ended December 31, 2008, 2007 and 2006:

				Variance
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Subscribers	432,800	379,900	327,500	52,900	13.9%	52,400	16.0%

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Churn rate	2.36%	2.26%	2.32%	0.10%	4.4%	(0.06)%	(2.6)%
ARPU	$65	$62	$60	$3	4.8%	$2	3.3%
Average gross customer addition	14,000	12,000	11,000	2,000	16.7%	1,000	9.1%

North America VSAT Segment

The growth in our Consumer group has been driven primarily by two factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness in geographic areas that have historically been underserved by DSL and cable and (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements, as well as value-added services, resulting in an increase in average monthly revenue per subscriber.

Revenue from our North American Enterprise group for the year ended December 31, 2008 increased slightly by 2.5% to $291.6 million compared to the same period in 2007. The increase was primarily due to an increase in our managed services business. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as award and delivery of new contracts. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Enterprise group for the year ended December 31, 2008 increased by 10.4% to $237.2 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Telematics group for the year ended December 31, 2008 increased by 39.3% to $31.1 million compared to the same period in 2007. Contributing to the growth was increased engineering efforts on new projects involving automotive telematics solutions and for the design, development and supply of user terminals and chipset related development. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the year ended December 31, 2008 increased by 37.9% to $18.2 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Revenue Backlog—At December 31, 2008, 2007 and 2006, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding consumer customers, was $840.9 million, $751.8 million and $604.8 million, respectively. We expect to realize our revenue backlog as follows: $331.3 million in 2009, $247.3 million in 2010, $141.2 million in 2011, $35.2 million in 2012 and $85.9 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

Cost of Services—Our cost of services relates to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and capitalized hardware under the consumer rental program, which we began offering to consumer customers in September 2008, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented during 2008, 2007, and 2006. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International VSAT and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period or the useful life of the hardware as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, channel compensations on new activations which are deferred and amortized over the initial consumer contract period, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third-party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Selected Segment Data

Our operations are comprised of four segments: (i) the North America VSAT segment, which consists of the Consumer group and the Enterprise group; (ii) the International VSAT segment, which consists of the Enterprise group; (iii) the Telecom Systems segment, which consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group; and (iv) the Corporate and Other segment which consists of ESP’s business, various minority investments held by the Company as well as our corporate offices and assets not specifically related to another business segment. The following tables set forth our revenues and operating income for our primary segments (in thousands):

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Revenues by end market:
North America VSAT	$667,665	$615,716	$573,867	$51,949	8.4%	$41,849	7.3%
International VSAT	237,188	214,833	193,370	22,355	10.4%	21,463	11.1%
Telecom Systems	155,038	139,526	90,988	15,512	11.1%	48,538	53.3%
Corporate and Other	462	573	474	(111)	(19.4)%	99	20.9%

Total revenues	$1,060,353	$970,648	$858,699	$89,705	9.2%	$111,949	13.0%

Operating income by end market:
North America VSAT	$21,339	$44,259	$35,625	$(22,920)	(51.8)%	$8,634	24.2%
International VSAT	21,679	19,637	3,178	2,042	10.4%	16,459	*
Telecom Systems	25,116	25,911	18,871	(795)	(3.1)%	7,040	37.3%
Corporate and Other	(3,842)	(6,171)	(5,032)	2,329	37.7%	(1,139)	(22.6)%

Total operating income	$64,292	$83,636	$52,642	$(19,344)	(23.1)%	$30,994	58.9%

*	Percentage not meaningful.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$611,247	$537,688	$73,559	13.7%
Hardware sales	449,106	432,960	16,146	3.7%

Total revenues	$1,060,353	$970,648	$89,705	9.2%

% of revenue to total revenues:
Services	57.6%	55.4%
Hardware sales	42.4%	44.6%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $55.8 million, or 20.9%, to $322.9 million for the year ended December 31, 2008 compared to $267.1 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately

52,900 subscribers to approximately 432,800 subscribers at December 31, 2008 and an increase in ARPU of 4.8% to $65 for 2008. Also contributing to the increase in services revenues was revenue growth from our North America Equipment and Services group of $16.2 million to $153.4 million for the year ended December 31, 2008 compared to $137.2 million for the same period in 2007, mainly due to increase in our managed services business as well as new contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $9.0 million to $32.0 million for the year ended December 31, 2008 compared to $23.0 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Telematics group.

Services revenue from our International VSAT segment decreased by $7.3 million to $102.5 million for the year ended December 31, 2008 from $109.8 million for the same period in 2007, mainly resulting from a reduction in revenue from our European operations as a result of the completion of legacy service contracts.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International VSAT segment of $29.7 million, or 28.3%, to $134.7 million for the year ended December 31, 2008 compared to $105.0 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by delays in U.S. sourced new orders from enterprise customers.

Hardware sales from our Telecom Systems segment for the year ended December 31, 2008 increased $6.5 million to $123.0 million compared to $116.5 million for the same period in 2007. The increase resulted from higher hardware sales from the Terrestrial Microwave group, primarily due to orders from new and existing customers in Europe and Africa.

Partially offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $20.0 million to $191.4 million for the year ended December 31, 2008 compared to $211.4 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $9.2 million in our North America Enterprise group as a result of a change in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. In addition, despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.8 million to $53.2 million in 2008, resulting from increasing popularity of the equipment rental program, as well as changes in pricing plans in response to competitive pressures.

Costs of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$406,697	$356,306	$50,391	14.1%
Cost of hardware products sold	378,264	355,475	22,789	6.4%

Total cost of revenues	$784,961	$711,781	$73,180	10.3%

Services cost as a % of services revenues	66.5%	66.3%
Hardware cost as a % of hardware revenues	84.2%	82.1%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Enterprise group. The increase was partly due to $24.7 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $4.7 million in 2008 compared to 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise service business from the North America Equipment and Services group. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network. In addition, other support costs including customer service, network operations, field services and backhaul costs and depreciation expense increased by $12.6 million.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to higher cost of hardware products sold from our International VSAT segment of $16.9 million to $86.3 million for the year ended December 31, 2008 compared to $69.4 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by a decrease in U.S. sourced shipments to our international enterprise customers.

In addition, cost of hardware products sold from the Telecom System segment increased by $6.3 million to $94.0 million for the year ended December 31, 2008 compared to $87.7 million for the same period in 2007. The increase was due to engineering and manufacturing costs related to the design and manufacturing of user terminals and chipset related development, as well as, product costs associated with the sale of point-to-multipoint equipment from the Terrestrial Microwave group.

Cost of hardware products sold from the North America VSAT segment remained flat for 2008 compared to 2007. As a result of the commencement of SPACEWAY services and changes in consumer pricing plans implemented in 2007, cost of hardware products sold from the Consumer group increased slightly. However, the increase in cost of hardware product sold in the Consumer group was offset by the reduction in cost of hardware products sold in the North America Network Equipment and Service group due to lower hardware revenues.

Selling, General and Administrative (“SG&A”) Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$177,848	$152,051	$25,797	17.0%
% of revenue	16.8%	15.7%

SG&A expense increased primarily due to higher costs of $13.2 million related to a one-time retention program (the “Retention Program”) in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. Further contributing to the increase in SG&A expense was additional domestic selling, advertising and customer service costs of $8.0 million as well as additional SG&A expense from Helius, which we acquired in February 2008. For further discussion of the Retention Program, see Note 19—Long-Term Cash Incentive Retention Program to the Company’s consolidated financial statements included in Item 8 of this report.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$26,833	$17,036	$9,797	57.5%
% of revenue	2.5%	1.8%

The increase in research and development was primarily due to continued development in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$6,419	$6,144	$275	4.5%
% of revenue	0.6%	0.6%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius. The increase was partially offset by adjustments to our intangible assets to reflect the reversal of valuation allowances associated with our United Kingdom and German subsidiaries. See Note 11—Intangible Assets, Net to the Company’s consolidated financial statements included in Item 8 of this report.

Operating Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$64,292	$83,636	$(19,344)	(23.1)%
% of revenue	6.1%	8.6%

The decrease in operating income was attributable to the increase in operating costs associated with the increase in revenues. In 2008, there were two initiatives related to our operations that did not exist in 2007, which were the recognition of $19.6 million of depreciation expense associated with the commencement of SPACEWAY services in April 2008 and $13.2 million of compensation expense related to the Retention Program. Further contributing to higher operating costs was the increase in SG&A and R&D as described above.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$51,327	$43,775	$7,552	17.3%

Interest expense primarily relates to interest paid on the $450.0 million unsecured senior notes (the “Senior Notes”) and the $115.0 million term loan facility (the “Term Loan Facility”) less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense was due to the interest capitalization associated with SPACEWAY 3 which was discontinued after the satellite was placed into service in April 2008. In addition, interest expense on the Term Loan Facility for 2008 was incurred over a 12-month period compared to a 10-month period in 2007. Partially offsetting the increase in interest expense is a decrease in lease interest due to the expiration of leases associated with our North American Equipment and Services Group in 2008.

Interest and Other Income, Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$4,377	$9,527	$(5,150)	(54.1)%
Other income, net	178	242	(64)	(26.4)%

Total interest and other income, net	$4,555	$9,769	$(5,214)	(53.4)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return for 2008 compared to 2007.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$7,593	$5,337	$2,256	42.3%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries and in state income taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Services	$537,688	$440,450	$97,238	22.1%
Hardware sales	432,960	418,249	14,711	3.5%

Total revenues	$970,648	$858,699	$111,949	13.0%

% of revenue to total revenues:
Services	55.4%	51.3%
Hardware sales	44.6%	48.7%

Services Revenues

Our services revenue is primarily generated by our North America VSAT segment. The growth in services revenues was attributable to a revenue increase in the Consumer group of $48.8 million to $267.1 million in 2007 compared to $218.3 million in 2006, primarily as a result of increases in the subscriber base. At December 31, 2007, the total subscriber base increased by approximately 52,400 subscribers to approximately 379,900 subscribers compared to 327,500 at December 31, 2006. ARPU increased by 3.3% to $62 for the year ended December 31, 2007 from $60 for the year ended December 31, 2006. In addition, services revenue from our International VSAT segment increased by $28.7 million to $109.8 million in 2007 from $81.1 million in 2006, mainly resulting from higher revenues of: (i) $7.9 million from our Brazil operations as the number of sites under service increased to approximately 7,000 as of December 31, 2007 from approximately 4,700 as of December 31, 2006; (ii) $5.3 million from enterprise customers in India; and (iii) $17.3 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006 and the commencement of services on a new, multi-year contract for a large lottery operator in the United Kingdom. Partially offsetting the increase in services revenue from our International VSAT segment was a $1.5 million reduction in U.S. source services provided directly to our international customers. The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $20.7 million to $23.0 million in 2007 compared to $2.3 million in 2006, which primarily resulted from an increase in design and development engineering services provided by our Telematics group.

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

Offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $5.8 million to $211.4 million in 2007 compared to $217.2 million in 2006. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.0 million to $64.0 million in 2007 compared to $74.0 million in 2006, resulting from changes in pricing plans in response to competitive pressures. The decrease in hardware sales was offset by a revenue increase of $4.2 million related to enterprise and government contracts from our North American Enterprise group as a result of successful efforts to develop this market.

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

Offsetting the increase in cost of hardware products sold was a small net reduction of $0.3 million in 2007 from our North America and International VSAT segments to $267.8 million in 2007 compared to $268.1 million in 2006. Total terminals shipped at December 31, 2007 increased by approximately 12,000 terminals to approximately 295,000 compared to approximately 283,000 terminals at December 31, 2006, resulting in higher cost of sales for hardware and higher installation activity and installation support of $3.1 million. Shipments of our broadband satellite systems in 2007 also increased as the launch of the HUGHES® HX System in late 2006 resulted in an increase of 25 Network Operations Centers shipped to small-to-medium-size enterprises in our International Enterprise group. In addition, SFAS No. 86 software amortization costs increased by $1.4 million due to additional amortization for software projects previously completed. The increase in cost of hardware products sold were offset by a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market and a decrease in hardware revenue.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Selling, general and administrative expense	$152,051	$139,449	$12,602	9.0%
% of revenue	15.7%	16.2%

SG&A expense increased primarily due to higher costs of $3.8 million related to marketing expense and $3.5 million related to our international subsidiaries. In addition, the increase was also attributable to a $2.8 million cost reduction related to the settlement of a purchase commitment for external software services in 2006.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Research and development	$17,036	$23,058	$(6,022)	(26.1)%
% of revenue	1.8%	2.7%

The decrease in R&D was due to the assignment of engineers to non-R&D activities such as customer funded programs and to other software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

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

Interest expense primarily relates to the Senior Notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The decrease in interest expense was attributable to increased capitalization of interest related to the increased construction in process associated with the SPACEWAY program in 2007, a prepayment penalty associated with the April 2006 refinancing, lower lease interest expense associated with our North American Equipment and Services group in 2007 and a loan from Apollo in 2006. Partially offsetting the decrease in interest expense was higher interest expense due to the incurrence of a full year of interest on the Senior Notes in 2007, the interest on the Term Loan Facility and higher interest costs associated with our foreign subsidiaries in 2007 compared to the same period in 2006.

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

Income tax expense decreased primarily due to the gain on the Distribution and the utilization of the deferred tax asset recorded as of December 31, 2005. In 2007, our income tax expense was primarily related to income earned by our international subsidiaries in Brazil, India and Europe and domestic state income taxes.

Liquidity and Capital Resources

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$71,703	$93,515	$(21,812)	(23.3)%
Investing activities	$(88,552)	$(156,670)	$(68,118)	(43.5)%
Financing activities	$83,201	$93,324	$(10,123)	(10.8)%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2008 was primarily due to the decrease in net income of $34.5 million for the year ended December 31, 2008 compared to the same period in 2007. In addition, changes of $12.1 million in operating assets and liabilities further contributed to the decrease in net cash provided by operating activities, primarily related to a one-time retention program. The decrease in net cash provided by operating activities was partially offset by a $23.6 million increase in depreciation and amortization expense.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2008 was primarily due to a decrease of $151.9 million in capital expenditures, as set forth in the table below. The decrease was partially offset by the reduction of $72.7 million in investment activities in 2008 and the acquisition of Helius in February 2008.

Capital expenditures for the years ended December 31, 2008 and 2007 are shown as follows (in thousands):

	Year Ended December 31,
	2008	2007	Variance
Capital expenditures:
Other capital expenditures—VSAT	$41,314	$30,330	$10,984
SPACEWAY program	27,211	190,056	(162,845)
Capitalized software	14,564	14,228	336
Capital expenditures—other	11,318	13,566	(2,248)
VSAT operating lease hardware	1,826	-	1,826

Total capital expenditures	$96,233	$248,180	$(151,947)

Net Cash Flows from Financing Activities

The decrease in net cash provided by financing activities for the year ended December 31, 2008 was due to a reduction in the level of borrowing activities, mainly related to the borrowing of $115 million under the Term Loan Facility in February 2007. The decrease was partially offset by lower debt repayments of $11.1 million and the proceeds from our equity offering of $93.0 million.

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

Capital expenditures for the years ended December 31, 2007 and 2006 are shown as follows (in thousands):

	Year Ended December 31,
	2007	2006	Variance
Capital expenditures:
SPACEWAY program	$190,056	$46,773	$143,283
Other capital expenditures—VSAT	30,330	22,932	7,398
Capitalized software	14,228	16,416	(2,188)
Capital expenditures—other	13,566	7,486	6,080

Total capital expenditures	$248,180	$93,607	$154,573

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

Future Liquidity Requirements

As of December 31, 2008, our Cash and cash equivalents totaled $203.8 million and our total debt was $586.6 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

HNS completed an offering in April 2006 of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors, including the indebtedness under HNS’ secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. The interest payments on the Senior Notes are estimated to be $42.8 million for each of the years ended December 31, 2009 through 2013 and $21.4 million for the year ended December 31, 2014. The Senior Notes are currently rated B1 and B by Moody’s and Standard &Poor’s (“S&P”), respectively.

The Revolving Credit Facility matures on April 22, 2011. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. The interest rate on borrowings under the Revolving Credit Facility, if any, is based on, at HNS’ option, the ABR rate plus 1.50% or LIBOR plus 2.50%. During 2008 and 2007, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the

Revolving Credit Facility. At December 31, 2008, HNS has issued letters of credit totaling $10.3 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2008 was $39.7 million. The Revolving Credit Facility is currently rated Ba1 and BB- by Moody’s and S&P, respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. The Term Loan Facility is currently rated B1 and B by Moody’s and S&P, respectively.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS, the consolidated net assets of HNS at December 31, 2008 and 2007 were $229.8 million and $247.5 million, respectively. Management believes that HNS was in compliance with all of its debt covenants at December 31, 2008.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at December 31, 2008 and 2007 were $2.6 million and $4.2 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

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

In February 2008, the Company completed the acquisition of Helius, Inc. in connection with the merger agreement that the Company entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of the Company and The Canopy Group, Inc., and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, the Company paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). The Company has a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”). If Helius achieves the performance goals as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price.

On January 9, 2008, we invested an additional $1.5 million in the common equity of Hughes Systique. As a result, we now own approximately 32% of the outstanding shares of Hughes Systique on an undiluted basis. On February 8, 2008, the Company and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by the Company and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made a request for an initial draw of $1.0 million, and we funded $0.5 million for our share of the initial draw

On August 8, 2007, we filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In the event HNS issues debt securities pursuant to the shelf registration statement, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of HNS’ and HNS Finance Corp.’s obligations under the debt securities. On May 21, 2008, the Company made an equity offering to sell 2,000,000 shares of the Company’s common stock, par value $0.001 per share for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. The equity offering closed on May 28, 2008 and as a result, the Company raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, the Company entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at December 31, 2008 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY3, new acquisitions, initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2009	2010	2011	2012	2013	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
Term loans	206	-	-	-	-	115,000	115,206
VSAT hardware financing obligations (1)	4,864	3,190	2,667	1,866	315	-	12,902
Orbital slot commitment (2)	750	750	1,000	1,000	1,000	3,000	7,500
Revolving loans	2,432	-	-	-	-	-	2,432
Estimated interest payments (3)	52,643	52,221	51,953	51,777	51,651	24,734	284,979
Transponder lease obligations	125,050	73,953	30,700	10,569	9,821	24,296	274,389
Leases and other commitment	10,729	7,370	5,717	4,618	983	226	29,643
Retention Program (4)	14,100	-	-	-	-	-	14,100
Due to affiliates	1,507	-	-	-	-	-	1,507

Total	$212,281	$137,484	$92,037	$69,830	$63,770	$617,256	$1,192,658

(1)	Amount represents our VSAT hardware financing obligations that were funded by third-party financial institutions.
(2)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.
(3)	Amount includes interest calculated on the Senior Notes, VSAT hardware financing obligations, and the Term Loans Facility.
(4)	Relates to the Long-Term Cash Incentive Retention Program.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 24—Commitments and Contingencies to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

As of December 31, 2008, we had $26.4 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $10.3 million were issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.9 million related to an insurance bond; and $13.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Note 23—Transactions with Related Parties to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

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

We also review our positions taken or that will be taken on the income tax returns for unrecognized tax benefits, assess whether such unrecognized tax benefits meet the more-likely-than-not threshold, and determine the need to record a liability in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” along with any penalty and interest.

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

Subscriber Acquisition Costs (“SAC”)

The Company’s Consumer group, included in the North America VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24-month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Accounting for the Distribution

The Distribution by SkyTerra was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs”, which provides guidance in situations in which a transferred business generated substantially all of the transferor’s historical consolidated revenues and constituted a majority of the book value of the transferor’s assets immediately prior to the spin-off. Further, we accounted for the Distribution as a non-monetary transaction in accordance with Accounting Pronouncement Bulletin No. 29, “Accounting for Non-Monetary Transactions” resulting in transfer of the net assets at their historical basis as of the date of the transfer.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3—Basis of Presentation and Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At December 31, 2008, the Company and its foreign subsidiaries had an estimated $18.5 million of foreign currency denominated receivables and payables outstanding, of which $9.0 million had hedge contracts in place to partially mitigate foreign currency risk. Of the $18.5 million, $3.0 million is denominated in Euros, $15.0 million is in U.S. dollars and $0.5 million is in Danish Kroner. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2008. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.8 million as of December 31, 2008.

Marketable Securities Risk

We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. As a result of the current adverse market conditions, we preserve our cash value by holding it in money market funds invested in the U.S. Government Treasury and Agency Securities. At December 31, 2008, we did not have any investment in marketable securities.

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the secured $50 million revolving credit facility (the “Revolving Credit Facility”). To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the $115.0 million term loan facility (the “Term Loan Facility”), which closed in February 2007. The interest on the Term Loan Facility was at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. (“Bear Stearns”), which was acquired by J.P.Morgan Chase & Co. (“JPM”) in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. The security for our interest obligation to JPM under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 14 to the Company’s audited consolidated financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 5% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs. We are unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hughes Communications, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included Schedule II listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 4, 2009

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$203,816	$134,092
Marketable securities	-	17,307
Receivables, net	200,373	209,943
Inventories	65,485	65,754
Prepaid expenses and other	20,926	43,720

Total current assets	490,600	470,816
Property, net	507,270	479,976
Capitalized software costs, net	51,454	47,582
Intangible assets, net	19,780	22,513
Goodwill	2,661	-
Other assets	118,628	108,950

Total assets	$1,190,393	$1,129,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,939	$72,440
Short-term debt	8,252	14,795
Accrued liabilities	157,534	177,932
Due to affiliates	1,507	12,621

Total current liabilities	250,232	277,788
Long-term debt	578,298	577,761
Other long-term liabilities	18,005	6,526

Total liabilities	846,535	862,075

Commitments and contingencies

Minority interests	5,711	5,401

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,514,963 shares and 19,195,972 shares issued and outstanding as of December 31, 2008 and 2007, respectively	22	19
Additional paid in capital	724,558	631,300
Accumulated deficit	(357,850)	(366,868)
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustments	(11,212)	3,305
Unrealized loss on hedging instruments	(17,403)	(5,482)
Unrealized gain on securities	32	87

Total stockholders’ equity	338,147	262,361

Total liabilities and stockholders’ equity	$1,190,393	$1,129,837

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Services	$611,247	$537,688	$440,450
Hardware sales	449,106	432,960	418,249

Total revenues	1,060,353	970,648	858,699

Operating costs and expenses:
Cost of services	406,697	356,306	309,698
Cost of hardware products sold	378,264	355,475	327,708
Selling, general and administrative	177,848	152,051	139,449
Research and development	26,833	17,036	23,058
Amortization of intangibles	6,419	6,144	6,144

Total operating costs and expenses	996,061	887,012	806,057

Operating income	64,292	83,636	52,642
Other income (expense):
Interest expense	(51,327)	(43,775)	(47,791)
Interest income	4,377	9,527	9,640
Other income, net	178	242	2,323

Income before income tax expense; equity in losses of unconsolidated affiliates; minority interests in net (earnings) losses of subsidiaries; and discontinued operations	17,520	49,630	16,814
Income tax expense	(7,593)	(5,337)	(54,110)
Equity in losses of unconsolidated affiliates	(599)	(640)	(2,132)
Minority interests in net (earnings) losses of subsidiaries	(310)	(113)	118

Income (loss) from continuing operations	9,018	43,540	(39,310)
Discontinued operations:
Loss from discontinued operations	-	-	(43)
Gain on sale of discontinued operations	-	-	240

Net income (loss)	9,018	43,540	(39,113)
Cumulative dividends and accretion of convertible preferred stock to liquidation value	-	-	(1,454)

Net income (loss) attributable to common stockholders	$9,018	$43,540	$(40,567)

Basic net earnings (loss) per common share:
Continuing operations	$0.44	$2.31	$(2.44)
Discontinued operations	-	-	0.01

Basic net earnings (loss) per common share	$0.44	$2.31	$(2.43)

Diluted net earnings (loss) per common share:
Continuing operations	$0.44	$2.26	$(2.44)
Discontinued operations	-	-	0.01

Diluted net earnings (loss) per common share	$0.44	$2.26	$(2.43)

Basic weighted average common shares outstanding	20,317,155	18,860,517	16,668,591
Diluted weighted average common shares outstanding	20,633,833	19,227,919	16,668,591

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Voting Common Stock ($.001 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income (Loss)
Balance at January 1, 2006	$4	$45	$473,737	$(4,106)	$(371,295)	$98,385
Net loss					(39,113)	(39,113)	$(39,113)
Issuance of common stock in connection with the Distribution	11	-	(11)		-	-
Issuance of common stock in connection with the rights offering	8	-	99,992		-	100,000
Issuance of common stock through exercise of stock options	-	-	909		-	909
Issuance of SkyTerra Communications, Inc. common stock prior to Distribution	-	-	1,300		-	1,300
SkyTerra stock-based compensation	-	-	76		-	76
Mobile Satellite Ventures LP stock-based compensation	-	-	633		-	633
Stock-based compensation	-	-	3,011		-	3,011
Spin-off from SkyTerra	(4)	(45)	48,737	106	-	48,794
Dividends on and accretion of convertible preferred stock	-	-	(1,454)	-	-	(1,454)
Repurchase of minority interest in a company subsidiary	-	-	(3)	-	-	(3)
Other comprehensive income:
Foreign currency translation adjustments				2,833		2,833	2,833
Unrealized gain on securities				18		18	18

Balance at December 31, 2006	$19	$-	$626,927	$(1,149)	$(410,408)	$215,389	$(36,262)

See accompanying Notes to the Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Dollars in thousands, except per share amounts)

	Voting Common Stock ($.001 par value)	Non-Voting Common Stock ($.01 par value)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income (Loss)
Balance at December 31, 2006	$19	$-	$626,927	$(1,149)	$(410,408)	$215,389
Net income					43,540	43,540	$43,540
Issuance of common stock through exercise of stock options	-	-	113		-	113
Stock-based compensation	-	-	4,260		-	4,260
Other comprehensive income (loss):
Foreign currency translation adjustments				4,452		4,452	4,452
Reclassification of hedging instruments				(252)		(252)	(252)
Unrealized loss on hedging instruments				(5,230)		(5,230)	(5,230)
Unrealized gain on securities				89		89	89

Balance at December 31, 2007	$19	$-	$631,300	$(2,090)	$(366,868)	$262,361	$42,599

Net income					9,018	9,018	$9,018
Issuance of common stock in connection with equity offering	2	-	93,044		-	93,046
Issuance of common stock through exercise of stock options	-	-	75		-	75
Issuance of restricted stock awards	1	-	-		-	1
Retirement of restricted stock	-	-	(6,032)		-	(6,032)
Shared-based compensation	-	-	5,724		-	5,724
Other	-	-	447		-	447
Other comprehensive income (loss):
Foreign currency translation adjustments				(14,517)		(14,517)	(14,517)
Reclassification of hedging instruments				2,010		2,010	2,010
Unrealized loss on hedging instruments				(13,931)		(13,931)	(13,931)
Unrealized gain on securities				(55)		(55)	(55)

Balance at December 31, 2008	$22	$-	$724,558	$(28,583)	$(357,850)	$338,147	$(17,475)

See accompanying Notes to the Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,018	$43,540	$(39,113)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	-	-	43
Depreciation and amortization	68,937	45,860	48,459
Amortization of debt issuance costs	1,424	906	1,056
Equity plan compensation expense	5,724	4,260	3,720
Minority interests	310	113	(118)
Equity in losses from unconsolidated affiliates	599	640	2,132
Gain on receipt of investment by subsidiary	-	-	(1,788)
Other	(97)	340	(222)
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	(2,540)	(23,270)	24,599
Inventories	(2,710)	(3,708)	11,894
Prepaid expenses and other	(9,319)	(10,442)	56,609
Accounts payable	6,314	14,100	(11,675)
Accrued liabilities and other	(5,957)	21,176	(5,413)

Net cash provided by continuing operations	71,703	93,515	90,183
Net cash used in discontinued operations	-	-	(10)

Net cash provided by operating activities	71,703	93,515	90,173

Cash flows from investing activities:
Acquisition of Hughes Network Systems, LLC, net of cash received	-	-	12,753
Change in restricted cash	3,104	1,168	(2,883)
Purchases of marketable securities	(2,070)	(32,864)	(90,112)
Proceeds from sales of marketable securities	19,190	122,690	-
Expenditures for property	(81,669)	(233,952)	(77,191)
Expenditures for capitalized software	(14,564)	(14,228)	(16,416)
Proceeds from sale of property	-	516	521
Acquisition of Helius, Inc., net of cash received	(10,543)	-	-
Additional equity investment in Hughes Systique Corporation	(1,500)	-	-
Hughes Systique Corporation note receivables	(500)	-	-

Net cash used in investing activities	$(88,552)	$(156,670)	$(173,328)

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	$223	$376	$(1,609)
Debt borrowings from Apollo	-	-	100,000
Debt repayments to Apollo	-	-	(100,000)
Proceeds from rights offering	-	-	100,000
Distribution to SkyTerra Communications, Inc.	-	-	(9,314)
Payment of dividends on preferred stock	-	-	(1,394)
Proceeds from equity offering	94,500	-	-
Equity offering related costs	(1,454)	-	-
Proceeds from exercise of stock options	75	113	2,206
Long-term debt borrowings	3,606	119,731	455,330
Repayment of long-term debt	(13,749)	(24,843)	(364,872)
Debt issuance costs	-	(2,053)	(11,668)

Net cash provided by financing activities	83,201	93,324	168,679

Effect of exchange rate changes on cash and cash equivalents	3,372	(3,010)	(555)

Net increase in cash and cash equivalents	69,724	27,159	84,969
Cash and cash equivalents at beginning of the period	134,092	106,933	21,964

Cash and cash equivalents at end of the period	$203,816	$134,092	$106,933

Supplemental cash flow information:
Cash paid for interest	$54,138	$53,594	$41,464
Cash paid for income taxes	$3,622	$3,567	$6,578
Supplemental non-cash disclosures related to:
95 West capital lease	$5,751
Acquisition by Hughes Communications, Inc.:
Increase in assets			$51,471
Increase in liabilities			40,118

Increase in net assets			$11,353

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation, then a wholly-owned subsidiary of SkyTerra Communications, Inc. (“SkyTerra”), on June 23, 2005. The Company is a publicly-traded company, and its stock trades on the National Association of Securities Dealers Automated Quotations System—Global Selected Market (“NASDAQ”) under the symbol “HUGH.” The Company operates its business primarily through its wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”), a telecommunications company. Through a series of transactions from 2005 to 2008, we acquired the businesses that we owned as of December 31, 2008. An overview of those transactions is as follows:

•

On April 22, 2005, SkyTerra acquired 50% of HNS’ voting, or Class A membership interests (the “April 2005 Transaction”) from DTV Network Systems, Inc. (“DTV Networks”), a wholly-owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”).

•

On October 12, 2005, the Company acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”). On January 9, 2008, the Company invested an additional $1.5 million in the common equity of Hughes Systique. As a result, the Company owns approximately 31.8% of the outstanding shares of Hughes Systique, on an undiluted basis, at December 31, 2008.

•	On December 31, 2005, pursuant to a separation agreement between the Company and SkyTerra (the “Separation Agreement”), SkyTerra contributed to the Company the following:

-	its 50% ownership of HNS’ voting, or Class A, membership interests;

-	its interests in: i) AfriHUB LLC (“AfriHUB”), a discontinued business; ii) Electronic System Products, Inc. (“ESP”); and iii) certain minority investments; and

-	cash and short-term investments.

•

On January 1, 2006, the Company completed the purchase of the remaining 50% of HNS’ Class A membership interests for $100.0 million (the “January 2006 Transaction”).To finance the January 2006 Transaction, we borrowed $100.0 million from certain of SkyTerra’s controlling stockholders, various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). The loan was repaid in March 2006 following the completion of a rights offering conducted by us. As a result of the January 2006 Transaction, we own 100% of HNS’ Class A membership interests, and our consolidated financial statements for periods beginning on or after January 1, 2006 include the results of HNS and its controlled, majority-owned subsidiaries.

•

On February 21, 2006, SkyTerra distributed all of our outstanding common stock to SkyTerra’s common, non-voting common and preferred stockholders and its Series 1-A and 2-A warrant holders (the “Distribution”). As the result, SkyTerra was separated into two publicly traded companies: SkyTerra and HCI. Accordingly, SkyTerra no longer owns any of our capital stock, and Apollo, SkyTerra’s controlling stockholder at the time of the Distribution, became our controlling stockholder.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

On March 27, 2006, we completed our rights offering, pursuant to which we issued 7,843,141 shares of our common stock to our stockholders at a subscription price of $12.75 per share. In connection with the rights offering, we received proceeds of $100.0 million, of which $68.4 million was received from Apollo.

Note 2:    Description of Business

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

Note 3:    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the subsidiary’s results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 5% of total annual revenues in any of the periods presented in this report. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion. In September 2008, the Company began to offer our consumer customers the option to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis until the customers terminates their contracts with us.

Revenue is also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the agreement entered into in connection with the April 2005 Transaction, DIRECTV retains the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which may reduce the provision for income taxes.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company identified an $8.7 million unrecognized tax benefits related to tax positions in prior periods. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations.

On January 1, 2009, the Company implemented SFAS No. 141(R), which amends the requirements of SFAS No. 109. As a result, the Company may have adjustments to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. At December 31, 2008 and 2007, the Company had $1.7 million and $4.8 million of restricted cash, respectively, which secures certain letters of credit at HNS. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through July 2015.

Marketable Securities

The Company classifies all debt securities with original maturities exceeding ninety days as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts method over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no investments classified as trading or held-to-maturity at December 31, 2007 and no investments at December 31, 2008.

Property and Depreciation

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to thirty years. In conjunction with the January 2006 Transaction, the Company revalued all of its assets held at January 1, 2006 in accordance with SFAS No. 141 “Business Combinations”, and the historical bases of those assets were adjusted to their estimated fair market value. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets. Land is carried at cost, and land improvements are depreciated over ten years. Buildings are depreciated over thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease term.

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

Capitalized Software Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $11.3 million, $8.3 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible Assets

Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. Intangible assets include backlog, customer relationships, patented technology, and trademarks. Intangible assets are amortized on a straight-line basis over their estimated useful lives that are as follows:

Life (Years)
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	2 - 10

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of this statement, the Company’s goodwill is tested for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired. During the year ended December 31, 2008, the Company did not recognize any impairment charges.

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, we amortized $1.4 million, $0.9 million and $1.1 million, respectively, of debt issuance costs related to the senior notes and term loans. At December 31, 2008 and 2007, the Company had $10.3 million and $11.7 million, respectively, of unamortized debt issuance costs included in Other assets in the accompanying Consolidated Balance Sheets.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of costs paid to third-party dealers and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program, which we began to offer to our consumer customers in September 2008. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24 month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2008 and 2007, the Company had $43.4 million and $28.6 million of deferred SAC, respectively, included in Other assets in the accompanying Consolidated Balance Sheets.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in Other assets in the accompanying Consolidated Balance Sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations in other income (expense) and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to Accounting Pronouncement Bulletin No. 18—”The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

At December 31, 2008 and 2007, we have equity investments of $10.8 million and $9.9 million, respectively, which include Escort Motors Ltd. and Hughes Systique. At December 31, 2008 and 2007, we have cost basis investments of $2.6 million and $2.9 million, respectively, which include Data Synapse, Inc., Edmunds Holdings, Inc., Mainstream Data, Inc., and Comat Technologies Ltd.

We recognized a net loss of $0.6 million for each of the years ended December 31, 2008, 2007 and 2006 for our proportionate share of Hughes Systique’s results of operations.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximate fair value at December 31, 2008 and 2007.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2008 and 2007, we had purchased foreign exchange contracts totaling $9.0 million and $3.7 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2008. All of the forward exchange contracts outstanding at December 31, 2008 expire in 2009.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) attributable to the common stockholders by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into the Company’s common stock. However, in accordance with SFAS 128, “Earnings per Share,” potential common shares have been excluded from the computation of any diluted per share amount in periods when a loss from continuing operations exists. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method. The Company excluded 547,400 stock options that were granted in 2008 from the computation of diluted net earnings (loss) per common share, as the effect would have been anti-dilutive.

For the purpose of computing weighted average common shares outstanding, SkyTerra’s outstanding shares through the date of the Distribution were converted into equivalent shares of the Company stock by multiplying SkyTerra’s outstanding shares by the exchange ratio used in the Distribution, which was one-half share of Company stock for each share of SkyTerra stock.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Year Ended December 31,
	2008	2007	2006
Basic weighted average common shares outstanding	20,317,155	18,860,517	16,668,591
Effect of dilutive securities:
Restricted stock units	51,070	121,344	-
Restricted stock awards	201,829	178,936	-
Options to purchase common stock	63,779	67,122	-

Diluted weighted average common shares outstanding	20,633,833	19,227,919	16,668,591

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8 (“FSP No. FAS 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FAS 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and FIN No. 46(R) to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. The Company adopted this FSP and provided additional required disclosure relating to our involvement with variable interest entities in Note 23—Transactions with Related Parties.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company’s disclosure. See Note 16—Fair Value for information and related disclosures regarding our fair value measurements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Statement, among other things, requires entities to provide more transparent disclosure for derivative instruments and for hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet adopted SFAS No. 161 but does not expect it to have a material impact on its disclosures about derivative instruments and hedging activities.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS No. 157 to goodwill and intangible assets. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our consolidated results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in prior to January 1, 2009 have been completed in accordance with SFAS No. 141.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations, financial position, or cash flow.

Note 4:    Acquisition of Hughes Network Systems, LLC

In April 2005, SkyTerra completed its acquisition of 50% of the Class A membership interests of HNS from DTV Networks, a wholly-owned subsidiary of DIRECTV, for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The acquisition occurred pursuant to an agreement among SkyTerra, DIRECTV, DTV Networks and HNS, dated December 3, 2004, as amended. Immediately prior to the acquisition, DTV Networks contributed substantially all of the assets and certain liabilities of its very small aperture terminal, mobile satellite and terrestrial microwave businesses, as well as certain portions of its SPACEWAY Ka-band satellite communications platform, to HNS, which at the time was a wholly-owned subsidiary of DTV Networks. In consideration for the contribution of assets by DTV Networks, HNS paid DTV Networks approximately $200.7 million of cash. On December 31, 2005, SkyTerra contributed to the Company its 50% Class A membership interest in HNS.

Concurrent with the April 2005 Transaction, HNS incurred $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. The Company and DTV Networks each pledged their respective membership interests of HNS to secure the obligations of HNS under the term indebtedness. The indebtedness was otherwise non-recourse to the Company or DTV Networks. On April 13, 2006, the term indebtedness was repaid with a portion of the proceeds of HNS’ offering of $450.0 million of 9 1/2% senior notes due in 2014. See Note 14—Short-term and Long-term Debt for further discussion.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized as follows (in thousands):

	Fair Market Value of Net Assets	Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$448,710	$-	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	-	(245,940)
Long-term debt and other liabilities	(379,292)	-	(379,292)
Minority interests	(6,818)	-	(6,818)

Total liabilities	(632,050)	-	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

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

Note 5:    Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). We have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer services and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America VSAT segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008. The excess of the total acquisition costs of $10.8 million over the estimated fair value of the net assets acquired has been reflected as goodwill in accordance with SFAS No. 141.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average amortization period for the intangible assets is approximately 7.6 years. The total amount of goodwill is expected to be deductible for tax purposes.

Other than intangible assets and goodwill, the assets, liabilities and results of operations were not significant to the Company’s consolidated financial statements; therefore, pro forma information is not presented.

Note 6:    Discontinued Operations

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

Note 7:    Marketable Securities

There were no available-for-sale marketable securities at December 31, 2008. The amortized cost basis and estimated fair values of available-for-sale marketable securities at December 31, 2007 are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
Corporate bonds	$10,153	$59	$-	$10,212
Municipal bonds	5,076	4	-	5,080
Government agencies	2,016	-	(1)	2,015

Total available-for-sale securities	$17,245	$63	$(1)	$17,307

Note 8:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2008	2007
Trade receivables	$177,798	$177,047
Contracts in process	30,412	39,656
Other receivables	1,714	2,300

Total receivables	209,924	219,003
Allowance for doubtful accounts	(9,551)	(9,060)

Total receivables, net	$200,373	$209,943

Trade receivables included $6.8 million and $2.7 million of amounts due from affiliates at December 31, 2008 and 2007, respectively. Advances and progress billings offset against contracts in process amounted to $13.9 million and $27.0 million at December 31, 2008 and 2007, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Production materials and supplies	$10,268	$10,926
Work in process	12,445	15,147
Finished goods	42,772	39,681

Total inventories	$65,485	$65,754

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

Note 10:    Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	December 31,
		2008	2007
Land and improvements	10	$5,871	$5,909
Buildings and leasehold improvements	2 - 30	28,090	23,450
Satellite related assets	15	380,394	-
Machinery and equipment	1 - 7	134,544	85,807
VSAT operating lease hardware	2 - 5	42,741	43,029
Furniture and fixtures	7	1,092	812
Construction in progress - SPACEWAY		-	360,777
- Other		25,180	19,270

Total property		617,912	539,054
Accumulated depreciation		(110,642)	(59,078)

Total property, net		$507,270	$479,976

Satellite related assets consist primarily of the SPACEWAYTM 3 satellite (“SPACEWAY 3”), a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized interest related to the construction of SPACEWAY 3 of $4.8 million and $12.1 million for the years ended December 31, 2008 and 2007, respectively.

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third-party financial

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for certain contracts, HNS retains certain ongoing obligations relating to the equipment. For those contracts, depreciation is recorded in cost of hardware products sold over the term of the operating lease.

During 2008, 2007 and 2006, depreciation expense for property was $51.2 million, $31.5 million and $36.1 million, respectively.

Note 11:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31,2008:
Backlog and customer relationships	4-8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2-10	16,393	(6,011)	10,382

Total intangible assets, net		$38,485	$(18,705)	$19,780

December 31,2007:
Backlog and customer relationships	4-8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8-10	15,234	(3,800)	11,434

Total intangible assets, net		$34,801	$(12,288)	$22,513

We amortize the recorded values of our intangible assets over their estimated useful lives. As a result of the application of SFAS No. 109, “Accounting for Income Taxes,” we reduced the cost basis of our intangible assets for the year ended December 31, 2008 and 2007 by approximately $3.9 million and $2.0 million, respectively, on a pro-rata basis. This reduction related to the reversal of valuation allowances associated with the deferred tax assets of our United Kingdom (“U.K.”) and German subsidiaries acquired in our acquisition of HNS. Upon the Company’s adoption of SFAS No. 141(R) on January 1, 2009, any benefit realized from the utilization of the U.K. and German net operating loss (“NOL”) carryforwards will be recorded as a reduction to income tax expense. See Note 17—Income Taxes for further discussion.

In addition, the cost basis of our intangible assets at December 31, 2008 included $7.6 million resulting from the acquisition of Helius. See Note 5—Acquisition of Helius, Inc. for further discussion.

We recorded $6.4 million, $6.1 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, of amortization expense related to intangible assets. Estimated future amortization expense at December 31, 2008 was as follows (in thousands):

Amount
Year ending December 31,
2009	$5,541
2010	2,920
2011	2,902
2012	2,902
2013	2,902
Thereafter	2,613

Total estimated future amortization expense	$19,780

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12:    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2008	2007
Sea Launch deposit	$44,400	$44,400
Subscriber acquisition costs	43,361	28,569
Debt issuance costs	10,312	11,736
Other	20,555	24,245

Total other assets	$118,628	$108,950

Note 13:    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued and other liabilities	$55,428	$62,517
Progress billings to customers	51,019	53,610
Payroll and other compensation	41,283	31,764
Amount due to DIRECTV	-	20,230
Accrued interest expense	9,804	9,811

Total accrued liabilities	$157,534	$177,932

Note 14:    Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2008	2007
VSAT hardware financing	8.00% - 12.00%	$4,864	$10,883
Revolving bank borrowings	8.25% - 18.00%	2,432	2,897
Term loans	12.25% - 13.75%	206	1,015
Capital lease	6.00%	750	-

Total short term borrowings and current portion of long-term debt		$8,252	$14,795

At December 31, 2008, HNS had outstanding revolving bank borrowings of $2.4 million, which had a weighted average variable interest rate of 14.68% and a fixed rate of 8.25%. These borrowings were obtained by HNS’ subsidiaries in India and Europe under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian and European subsidiaries under the revolving lines of credit was $1.0 million at December 31, 2008.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2008	2007
Senior notes	9.50%	$450,000	$450,000
Term loans	7.62% - 12.25%	115,000	115,254
VSAT hardware financing	8.00% - 12.00%	8,038	12,507
Capital lease	6.00%	5,260	-

Total long-term debt		$578,298	$577,761

On April 13, 2006, HNS completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. HNS used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings of the existing first and second lien term loans in full. At December 31, 2008 and 2007, interest accrued on the Senior Notes was $9.0 million for each period.

HNS has a secured $50 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

As of December 31, 2008, we have issued $10.3 million letters of credit, and we had no borrowings under the Revolving Credit Facility during 2008 and 2007. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2008 was $39.7 million.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement with Bear Stearns Capital Markets, Inc. (“Bear Stearns”), which was acquired by J.P.Morgan Chase & Co. (“JPM”) in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The security for HNS’ interest obligation to JPM, as successor Bear Stearns under the Swap Agreement is the same as the security for the Revolving Credit Facility. Interest expense based on the Term Loan Facility and the Swap Agreement was $8.9 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of HNS’ subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of HNS’ assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require HNS to: (i) preserve its businesses and properties; (ii) maintain insurance over its assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent its financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. There are certain restrictions on the net assets of HNS, the consolidated net assets of HNS at December 31, 2008 and 2007 were $229.8 million and $247.5 million, respectively. Management believes that HNS was in compliance with all of its debt covenants at December 31, 2008.

Prior to September 2005, HNS leased certain VSAT hardware under an operating lease with customers which were funded by two financial institutions at the inception of the operating lease for the future operating lease revenues. As part of the agreement, the financial institution received title to the equipment and obtained the residual rights to the equipment after the operating lease with the customer expires and assumed the credit risk associated with non-payment by the customers. However, HNS retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Accordingly, HSN recognized a liability to the financial institution for the funded amount, HNS has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

We entered in a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 23—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate its SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of December 31, 2008, the net present value of the remaining debt balance under the capital lease was $6.0 million, included in Capital lease in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal payments of our debt at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$8,252
2010	3,940
2011	3,417
2012	2,616
2013	1,065
Thereafter	567,260

Total debt	$586,550

Note 15:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns, which was acquired by JPM in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. For the years ended December 31, 2008 and 2007, the Company recorded an unrealized loss of $11.9 million and $5.5 million, respectively, in other comprehensive loss associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly starting on May 29, 2007 and are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. For the years ended December 31, 2008 and 2007, we recorded $8.9 million and $7.6 million interest expense on the Term Loan Facility.

Note 16:    Fair Value

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2008, financial assets and financial liabilities recorded at fair value on our consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of December 31, 2008, the carrying values of cash and cash equivalents, marketable securities, receivables, net, other assets, accounts payable, and debt, except for the Senior Notes and the interest rate swap as described below, approximate fair values. The carrying value and the fair value of our Senior Notes were $450.0 million and $360.0 million, respectively, at December 31, 2008.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum; however, we entered into the Swap Agreement to swap only the Adjusted LIBOR based interest for a fixed interest rate of 5.12% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis. At December 31, 2008, the fair value of the interest rate swap was a $17.4 million liability and was within Level 2 of the fair value hierarchy.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our consolidated results of operations, financial position, or cash flow statements.

Note 17:    Income Taxes

For U.S. Federal income tax purposes, the Company’s results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had unused NOL carryforwards of approximately $227.2 million expiring in 2008 through 2025 and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitation. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belong to the Company. The Company estimates that its share of the NOL carryforwards are approximately $128.5 million and its share of the capital loss carryforwards are approximately $3.3 million at the Distribution date.

For the year ended December 31, 2008, the Company estimates that its Federal and state NOL carryforwards are approximately $170.7 million which will expire, if unused, between the years 2012 and 2028. The capital loss carryforward of approximately $13.0 million will expire, if unused, between 2010 and 2012.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s consolidated temporary differences that give rise to the net deferred tax assets at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$71,830	$57,879
Capital loss carryforwards	4,554	1,148
Compensation expense on restricted stock	54	946
Alternative minimum tax credit	491	500
Research and development credit	4,150	-
Other assets	6,534	3,366

Total gross deferred tax assets	87,613	63,839

Deferred tax liability:
Investment in Hughes Network Systems, LLC	40,541	28,965
Other deferred tax liability	645	626

Total gross deferred tax liability	41,186	29,591

Net deferred tax assets before valuation allowance	46,427	34,248
Valuation allowance	(43,080)	(30,040)

Net deferred tax assets	$3,347	$4,208

As the Company has not met the more-likely-than-not criteria of SFAS No. 109, “Accounting for Income Taxes”, the Company maintained a full valuation allowance on its deferred tax assets as of December 31, 2008 with the exception of deferred tax assets of $0.5 million associated with our AMT credit and $2.9 million associated with our foreign subsidiaries. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

The Company’s German and U.K. subsidiaries have approximately $36.9 million and $39.6 million of NOL carryforwards, respectively. As the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes, its net income or loss is reported on HNS’ partnership income tax return and subsequently allocated to the Company. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

As the German and U.K. subsidiaries have not met the more-likely–than-not criteria of SFAS No. 109, the Company maintained a full valuation allowance on the German and U.K. NOL carryforwards as of December 31, 2008. During 2008, the German and U.K. subsidiaries utilized $3.6 million and $8.2 million, respectively, of their NOL carryforwards to offset taxable income. Furthermore, the U.K. NOL carryforwards were increased by $47.1 million reflecting additional NOL carryforwards available from years prior to April 22, 2005. The German and U.K. NOL carryforwards were translated into U.S. dollars at the year-end exchange rate.

As required by SFAS No. 109, the reversal of the U.K. and German valuation allowance associated with their deferred tax assets reduced the basis of our intangible assets by approximately $3.9 million and $2.0 million, on a pro-rata basis, in 2008 and 2007, respectively. Upon the Company’s adoption of SFAS No. 141(R), a revision of SFAS No. 141, on January 1, 2009, any benefit realized from the utilization of the German and U.K. deferred tax assets will be recorded as a reduction to income tax expense.

The U.K. income tax rate was reduced to 28% from 30% during the year and is effective starting April 2008. The U.K. income tax expense and DTA net of valuation allowance is calculated at this new rate.

The components of income before income tax expense, equity in losses of unconsolidated affiliates, minority interests in net (earnings) losses of subsidiaries and the corresponding income tax expense reflected on the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Components of income before income tax expense, equity in losses of unconsolidated affiliates, and minority interests in net (earnings) losses of subsidiaries:
Domestic income	$9,093	$39,703	$7,927
Foreign income	8,427	9,927	8,887

Total	$17,520	$49,630	$16,814

Components of income tax expense:
Current income tax expense:
Foreign	$2,373	$2,850	$3,276
State	803	21	500

Total current income tax expense	3,176	2,871	3,776

Deferred income tax expense:
Foreign	4,417	2,466	-
Federal	-	-	50,334

Total deferred income tax expense	4,417	2,466	50,334

Total income tax expense	$7,593	$5,337	$54,110

For the year ended December 31, 2006, the Company recorded income tax expense of $54.1 million. This amount relates primarily to the gain on the Distribution, and includes the utilization of the deferred tax asset recorded as of December 31, 2005. In addition, income tax expense includes taxes on income earned by the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s subsidiaries in India and Brazil and estimated domestic state income taxes. For the years ended December 31, 2007 and 2008, the Company recorded income tax expense of $5.3 million and $7.6 million, respectively. These amounts related primarily to the income taxes on income earned by the Company’s foreign subsidiaries and domestic state income taxes.

For the tax year ended December 31, 2007, the Company has recorded an alternative minimum tax liability in the amount of $0.5 million. Since current alternative minimum tax liability results in alternative minimum tax credit for future years when the taxpayer is subject to regular tax liability, a corresponding deferred tax asset was recorded for the alternative minimum tax credit.

As a result of the gain from the Distribution, the Company paid SkyTerra $1.1 million of alternative minimum tax. In accordance with the Tax Sharing Agreement, the Company is entitled to a reimbursement of $1.1 million from SkyTerra at such time SkyTerra realizes the benefit of the alternative minimum tax credit. This reimbursement has been reflected on the Company’s books as a non-current receivable from SkyTerra.

For the years ended December 31, 2008, 2007 and 2006, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income before income tax expense, equity in losses of unconsolidated affiliates, and minority interests in net (earnings) losses of subsidiaries	$17,520	$49,630	$16,814

Federal income tax @ 35%	$6,132	$17,371	$5,885
Net permanent differences	512	(189)	-
Change in valuation allowance	896	(13,596)	-
State taxes, net of federal benefit	803	21	325
Foreign taxes above federal tax rate	(750)	1,730	223
Distribution gain net of valuation allowance	-	-	47,677

Total income tax expense	$7,593	$5,337	$54,110

The difference between the statutory Federal income tax rate and the Company’s effective tax rate for the year ended December 31, 2008 is due to the increase in valuation allowance and state taxes as well as the decrease in foreign taxes.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $14.8 million of our undistributed earnings for certain non-U.S. subsidiaries earnings because these earnings are intended to be permanently reinvested in operations outside the United States.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 requires increased disclosures and also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006.

A tabular reconciliation of a change in unrecognized tax benefits for the twelve months ended December 31, 2008 and 2007 is as follows (in thousands):

	December 31,
	2008	2007
Beginning balance of unrecognized tax benefits	$8,708	$8,708
Gross increases—tax positions in prior periods	989	-
Gross decrease—tax positions in prior periods	-	-
Gross increases—tax positions in current period	525	-
Gross decrease—tax positions in current period	-	-
Decrease in unrecognized tax benefits related to tax settlements	-	-
Reduction to unrecognized tax benefits due to lapse of statute of limitations	-	-

Ending balance of unrecognized tax benefits	$10,222	$8,708

At the adoption of FIN 48 on January 1, 2007, the Company identified an $8.7 million unrecognized tax benefit related to tax positions in prior periods. If recognized, the total unrecognized tax benefits at December 31, 2007 would impact the Company’s effective tax rate. We anticipate that uncertain tax positions will increase within the next twelve months as follows:

1.	Nature of Uncertainty— tax credit

2.	Nature of the Event Causing the Change—external study to compute the tax credit

3.	Estimate of the Range—$0.5 million to $1.0 million

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of December 31, 2008, the Company has not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

In January 2009, the Internal Revenue Service (“IRS”) contacted the Company to schedule an audit of HNS’ 2006 U.S. Income Tax Return.

Note 18:    Employee Share-Based Payments

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

The Plan provides for the issuance of up to 2,700,000 shares of our common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, the board delegated to the CEO the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued Restricted Stock Awards and Restricted Stock Units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

The Company also issues shares under the Plan to its directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant. In March 2006, the Company issued Restricted Stock Award of 14,000 shares each to four of its officers and a contractor. These restricted shares vest within two years of the date of issuance. The Company issued an aggregate of 60,000 shares of restricted stock, which vest over a three year period, to members of our Board of Directors during the period from February through May 2006.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and HNS account for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a former HNS executive and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $3.2 million, $4.0 million and $1.9 million, respectively. As of December 31, 2008, the Company had $5.8 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 2.18 years. The Company recognized a tax benefit of $2.6 million and $0.3 million related to restricted stock awards and restricted stock units for the year ended December 31, 2008 and 2006, respectively. The Company did not recognize any tax benefit in 2007.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	347,850	$41.30
Issued	12,500	$47.95
Forfeited	(16,858)	$44.58
Vested	(182,727)	$37.76

Non-vested at December 31, 2008	160,765	$45.51

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2008, 2007 and 2006 were $47.95, $49.86 and $39.38, respectively. The total fair value of shares vested during the year ended December 31, 2008 was $6.9 million. None of the restricted stock awards issued to employees vested during 2007 and 2006.

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	10,700	$45.83
Issued	1,500	$43.27
Vested	(3,850)	$44.20

Non-vested at December 31, 2008	8,350	$46.12

The weighted average grant-date fair value of restricted stock units granted for the year ended December 31, 2008, 2007 and 2006 were $43.27, $50.00 and $44.20, respectively. The total fair value of units vested during the year ended December 31, 2008 was $0.2 million. None of the restricted stock units were vested during 2007 and 2006.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Program

On April 24, 2008, the Company’s Compensation Committee made stock options awards under the 2006 Equity and Incentive Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2009. The grant and exercise price of the stock options is the closing price of the Company’s common stock on the date of the grant. Any forfeited or cancelled options before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to the Chief Executive Officer (“CEO”) and President of the Company the authority to award options, at his discretion, to the current and future employees of the Company and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

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

The key assumptions for the option awards are as follows:

Year Ended December 31, 2008
Volatility range	47.60% - 55.0%
Weighted-average volatility	47.67%
Expected term	5 years
Risk-free interest rate range	3.15% - 1.50%
Weighted-average risk-free interest rate	3.14%

	Option Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-	$-
Granted	562,400	$53.67
Forfeited or expired	(10,000)	$54.00

Outstanding at December 31, 2008	552,400	$53.67	9.32	$-

Vested and expected to vest at December 31, 2008	497,160	$53.67	9.32	$-

Exercisable at December 31, 2008	-	$-

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The compensation expense related to these awards is recognized on a straight-line basis over the four-year vesting period beginning in the second quarter of 2008. The Company recorded $2.0 million compensation expense for the year ended December 31, 2008 and $10.2 million remained unrecognized at December 31, 2008 for non-vested stock options, which is expected to be recognized over a weighted average period of 3.32 years. None of the stock options vested during 2008.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of HNS, as defined in the Bonus Unit Plan, were granted to certain of its employees. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants are employed by HNS on the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of HNS’ net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction.

On September 19, 2008, HNS issued 310,000 bonus units to certain of its employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate.

Pursuant to SFAS No. 123(R), the Company amortizes the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. HNS recognized compensation expense of $0.4 million, $0.2 million and $0.2 million for years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Year Ended December 31,
	2008	2007
Non-vested beginning balance	4,175,000	4,255,000
Converted to HCI common shares	(1,865,250)	-
Forfeited	(119,750)	(80,000)
Re-issuance of forfeited bonus units	310,000	-

Non-vested ending balance	2,500,000	4,175,000

HNS Class B Membership Interests

Class B membership interests in HNS were issued to certain members of HNS’ senior management, two of HNS’ former senior management and a member of our Board of Directors. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by HNS after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of HNS’ assets or income earned by HNS prior to the issuance of the Class B membership interests.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2008, certain members of the Company’s senior management exchanged a portion of their vested Class B membership interests for the Company’s common stock. The number of shares of the Company’s common stock issued upon the exchange was based upon the fair market value of the vested Class B membership interests tendered for exchange divided by the average closing trading price of the Company’s common stock for the 20 business days immediately preceding the date of the exchange. A total of 170,081 shares of our common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with the offering. See Note 20—Stockholders’ Equity for further discussion.

As of December 31, 2008, there were 3,656 Class B membership interests outstanding, representing approximately 3.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and the Company has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and the Company has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS. At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, compensation expensed of $0.1 million was recorded for each of the years ended December 31, 2008, 2007 and 2006.

Summary of Class B membership interests activities is as follows:

	Year Ended December 31,
	2008	2007
Outstanding beginning balance	4,650	4,650
Converted to HCI common shares	(994)	-

Outstanding ending balance	3,656	4,650

SkyTerra’s 1998 Long Term Incentive Plan

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan (the “SkyTerra Plan”), the compensation committee of the Board of Directors of SkyTerra was required to make an equitable adjustment to the terms of options issued under the SkyTerra Plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under the SkyTerra Plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the SkyTerra Plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the SkyTerra Plan who were members of SkyTerra’s management and Board of Directors as of the date of the Distribution, as well as a consultant and former directors who were involved with SkyTerra’s acquisition of

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HNS, would receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The issuance of such options to purchase our common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would have been otherwise entitled had they not received options to purchase our common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all other SkyTerra options outstanding under the plan were adjusted. In February 2006, the Company issued options to purchase 435,836 shares of our common stock to holders of SkyTerra options under the Plan.

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

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the fair value of such shares is adjusted at the end of the reporting period, and accordingly, the fair value as of December 31, 2008 was used for determining compensation expense attributable to such shares.

The following table summarizes stock option activity and related information for the SkyTerra Plan for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding at January 1, 2006	-	$-	$-
Issued:
Issued to holders of SkyTerra options	435,836	$4.39	$-
Issued to an HCI officer and a former HNS officer	40,000	$10.35	$-
Exercised:
Exercised by holders of SkyTerra options	(365,002)	$1.36	$16,150
Exercised by an HCI officer and a former HNS officer	(40,000)	$10.35	$1,451

Options outstanding & exercisable at December 31, 2006	70,834	$19.99	$1,886
Exercised by holders of SkyTerra options	(5,000)	$22.53	$160

Options outstanding & exercisable at December 31, 2007	65,834	$19.80	$2,292
Exercised by holders of SkyTerra options	(3,334)	$22.53	$-

Options outstanding & exercisable at December 31, 2008	62,500	$19.65	$-

*	In thousands.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options that are outstanding and exercisable as of December 31, 2008:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$1.48	5,000	$1.48	5.13
$20.23 - $22.53	57,500	$21.23	6.28

	62,500	$19.65	6.19

On March 24, 2006, the Company issued fully vested options to acquire 40,000 shares of our common stock at an exercise price of $10.35/share to two of our executives. The options expired by December 31, 2006 if not exercised. All of these options were exercised in 2006 and are no longer outstanding. The Company recognized $0.8 million of compensation expense in 2006 related to these awards.

Note 19:    Other Benefits

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to a limit of $15,500 in 2008 per the IRS. Employee contributions are immediately vested. The Company will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2008, 2007 and 2006, the Company matching contributions were $6.9 million, $6.6 million and $6.2 million, respectively.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,000 in 2008, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between The DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra, HNS established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a one-time employee retention program, which was designed to retain a select group of employees chosen by HNS’ senior management. The Retention Program provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008.

In accordance with the Retention Program, HNS established the earnings goal in March 2008, which is equivalent to its planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indenture governing the Senior Notes. As of December 31, 2008, HNS successfully attained 100% of its Adjusted EBITDA goal for 2008. During 2008, the Company recorded an accrued liability of $13.2 million of a maximum payout (if all participants remain employed through the vesting date) of approximately $14.1 million.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20:    Stockholders’ Equity

HCI’s common stock is traded on the NASDAQ Global Select Market under the symbol “HUGH.” The Company is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share, of which 21,514,963 shares were issued and outstanding at December 31, 2008. Additionally the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, of which none were outstanding at December 31, 2008. The preferred stock can be issued in one or more classes or series, and the Board of Directors has the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of December 31, 2008, no class or series of preferred stock had been established by the Company’s Board of Directors.

On May 21, 2008, the Company completed an underwritten equity offering in which it sold 2,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The equity offering closed on May 28, 2008, and as a result, the Company raised $93.0 million in net proceeds, after deducting related offering costs. The Company did not receive any proceeds from the sale of 169,600 shares of the Common Stock received by certain stockholders of the Company in connection with the exchange of their Class B membership interests, as discussed in Note 18—Employee Share-Based Payments.

Note 21:    Redeemable Convertible Preferred Stock

On June 4, 1999, SkyTerra issued and sold Series A and B preferred stock and warrants to Apollo for an aggregate purchase price of $87.0 million. As approved at SkyTerra’s 1999 annual meeting of stockholders, all Series B securities were converted to Series A securities. As part of the Distribution, all outstanding Series A preferred stock and warrants were distributed to SkyTerra.

At the time of issuance, the Company ascribed value to the Series A securities based on their relative fair value. As such, $29.9 million was allocated to Series A preferred stock and the remaining $57.1 million was allocated to the related Series 1-A and Series 2-A warrants. This transaction was accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features.” Dividends have been recorded representing the accrual of the quarterly paid-in-kind dividends, and the accretion of the carrying value up to the face redemption over 13 years. For the year ended December 31, 2006, the accretion through the date of the Distribution was $0.6 million, respectively.

In accordance with Accounting Pronouncement Bulletin No. 29, the distribution of the Series A redeemable convertible preferred stock on the date of the Distribution was accounted for as a distribution to SkyTerra at its historical basis. As a result of and subsequent to the Distribution, SkyTerra Series A and B securities are not an authorized class of securities for the Company.

Note 22:    Segment Data and Geographic Data

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on operating earnings of the respective segments. Our business segments include: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America VSAT segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite communication networks and services to enterprises. The International VSAT segment consists of the Enterprise group, which includes our international

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service companies. The international Enterprise group provides satellite communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to Hughes Telematics, Inc. (“HTI”) and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate and Other segment includes various minority investments held by the Company, our corporate offices and assets not specifically related to another business segment.

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America VSAT	International VSAT	Telecom Systems	Corporate and Other	Eliminations(1)	Consolidated
As of and For the Year Ended December 31, 2008
Revenues	$667,665	$237,188	$155,038	$462	$-	$1,060,353
Operating income (loss)	$21,339	$21,679	$25,116	$(3,842)	$-	$64,292
Depreciation and amortization	$55,868	$9,233	$3,836	$-	$-	$68,937
Assets	$648,603	$197,087	$64,727	$279,976	$-	$1,190,393
Capital expenditures	$71,696	$11,188	$2,223	$11,126	$-	$96,233

As of and For the Year Ended December 31, 2007
Revenues	$615,716	$214,833	$139,526	$573	$-	$970,648
Operating income (loss)	$44,259	$19,637	$25,911	$(6,171)	$-	$83,636
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$-	$45,860
Assets	$610,950	$214,231	$66,215	$238,441	$-	$1,129,837
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$-	$248,180

As of and For the Year Ended December 31, 2006
Revenues	$573,867	$193,370	$90,988	$8,616	$(8,142)	$858,699
Operating income (loss)	$35,625	$3,178	$18,871	$(17,277)	$12,245	$52,642
Depreciation and amortization	$39,224	$6,861	$2,374	$-	$-	$48,459
Assets	$450,671	$185,926	$44,774	$250,273	$-	$931,644
Capital expenditures	$75,786	$8,109	$3,075	$6,637	$-	$93,607

(1)	To Eliminate the Company’s 23% share of the MSV Joint Venture as it is included in the Corporate and Other columns.

For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 5% of total revenues. Revenues by geographic area are summarized by customers’ location as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
North America	$803,496	$726,246	$665,778
Europe	115,495	88,366	66,694
Africa, Asia and the Middle East	106,627	125,043	104,873
South America and the Caribbean	34,735	30,993	21,354

Total revenues	$1,060,353	$970,648	$858,699

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Individual countries with significant revenues for the three years ended December 31, 2008 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$785,349	$717,824	$639,401
United Kingdom	$66,555	$30,568	$20,062

Total property, net by geographic area is summarized by customers’ location as follows (in thousands):

		December 31,
		2008	2007
North America:
United States		$489,284	$461,920
Mexico		2	5

Total North America		489,286	461,925
Africa, Asia and the Middle East		8,300	8,260
South America and the Caribbean		5,344	4,655
Europe		4,340	5,136

Total property, net		$507,270	$479,976

Note 23:    Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Related parties include Apollo Management, L.P. and its affiliates (collectively “Apollo”), which includes other satellite related companies.

Separation Agreement

On December 30, 2005, in preparation for the Distribution, SkyTerra and the Company entered into a Separation Agreement pursuant to which SkyTerra contributed to the Company, effective December 31, 2005, all of its assets, liabilities and operations other than those associated with Mobile Satellite Ventures LP (“MSV”) and TerreStar Networks, Inc. (“TerreStar”) and $12.5 million of cash, cash equivalents and short-term investments. SkyTerra retained its interest in each of MSV and TerreStar, $12.5 million of cash, cash equivalents and short-term investments and the obligations pursuant to the Series A Preferred Stock. Upon a change of control of SkyTerra, the remaining balance of the $12.5 million of cash, cash equivalents and short-term investments at such time, if any, would have been transferred to the Company from SkyTerra. SkyTerra has indicated that there are no remaining funds to be transferred to the Company as a result of qualified expenditures as defined in the agreement. The Separation Agreement also provides that the Company was responsible for paying all fees, costs and expenses directly related to the Distribution, except to the extent such fees were paid by SkyTerra. In addition, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification—The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of, or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of,

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty or keep well of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations; and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of, or resulting from the ownership or operation of the assets or properties of MSV or TerreStar, or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement—The tax sharing agreement governs the allocation between the Company and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax contests, for all taxable periods ended on or before February 21, 2006. The Company will generally be responsible for, and indemnify SkyTerra and its subsidiaries against, all tax liabilities imposed on or attributable to (i) the Company and any of its subsidiaries relating to all taxable periods and (ii) SkyTerra and any of its subsidiaries for all taxable periods or portions thereof ending on or prior to a change of control of SkyTerra, in each case, after taking into account any tax attributes of SkyTerra or any of its subsidiaries that are available to offset such tax liabilities. Notwithstanding the foregoing, the Company is not responsible for any taxes relating to MSV, TerreStar or a change of control of SkyTerra. Additionally, under the tax sharing agreement, SkyTerra is responsible for, and indemnifies the Company and its subsidiaries against, all tax liabilities imposed on or attributable to MSV and TerreStar relating to all taxable periods, SkyTerra and any of its subsidiaries relating to all taxable periods or portions thereof beginning and ending after a change of control, and any change of control of SkyTerra.

Smart & Final, Inc. (“Smart & Final”)

As of December 31, 2008, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide VSAT products and services to Smart & Final.

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

At December 31, 2008, on an undiluted basis, the Company owned approximately 31.8% of the outstanding shares of Hughes Systique, and our CEO and President and his brother owned an aggregate of approximately 17.3% of the outstanding shares of Hughes Systique. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008, the Company’s maximum loss exposure on its investment in Hughes Systique was $3.1 million which includes the carrying value of the Company’s investment in Hughes Systique of $2.6 million and the term loan of $0.5 million that was funded in February 2008 as part of the Company’s share of the initial draw.

Intelsat Holdings Limited

The Company and its subsidiaries lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore, Intelsat is no longer a related party to us as of that date.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. During 2008, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Agreement with Hughes Telematics, Inc.

In July 2006, HNS granted a limited license to HTI allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that HNS will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to pay a royalty to HNS in the event HTI no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms, HNS has commenced providing development services and equipment to HTI.

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. HNS’ management does not believe that this agreement with HTI and HTI’s customer, together with the letter agreement with HTI, will have a significant negative impact, if any, on HNS and its financial position, results of operations or cash flows.

In January 2008, HNS entered into an agreement with HTI, pursuant to which HNS is developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, HNS will serve as the exclusive manufacturer and supplier of TCUs for HTI.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HTI is controlled by an affiliate of Apollo. Apollo is our controlling stockholder. A member of HNS’ Board of Managers and our Board of Directors, Jeffrey A. Leddy, is the CEO and a director of HTI and owns approximately 1.0% of HTI’ s equity as of December 31, 2008. In addition, another member of HNS’ Board of Managers and our Board of Directors, Andrew Africk, is a director of HTI and a senior partner of Apollo.

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales:
HTI	$31,065	$22,301	$1,611
Apollo and affiliates	897	11,512	20,381

Total sales	$31,962	$33,813	$21,992

Purchases:
Intelsat*	$10,074	$119,961	$59,402
Hughes Systique	9,419	5,609	847
95 West Co.	750	-	-
Apollo and affiliates	-	-	15,617

Total purchases	$20,243	$125,570	$75,866

* Subsequent to February 4, 2008, Intelsat is no longer a related party. Assets and liabilities resulting from transactions with related parties are as follows (in thousands):
		December 31,
		2008	2007
Due from related parties:
HTI		$6,734	$2,380
Apollo and affiliates		30	299

Total due from related party		$6,764	$2,679

Due to related parties:
Hughes Systique		$1,507	$310
Intelsat*		-	12,311

Total due to related party		$1,507	$12,621

*	Subsequent to February 4, 2008, Intelsat is no longer a related party.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24:    Commitments and Contingencies

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

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing is based on breach of contract. HNS believes that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that HNS is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, HNS has vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch’s wrongful refusal to refund HNS’ payments. HNS has recorded a deposit, included in Other assets in the accompanying audited Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch. As of December 31, 2008, the arbitration hearings have been completed and the Company is awaiting the decision of the arbitration tribunal. The Company expects the result of the arbitration will be available in 2009.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint sought damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. On December 29, 2008, Mr. Scasta filed a motion for a voluntary dismissal with the court and the case was dismissed without prejudice.

In October 2008, Hughes Telecommunicacoes do Brasil Ltda. (“HTB”), a wholly owned subsidiary of HNS, received a tax assessment of approximately $4.4 million from the State of Sao Paulo Treasury Department. The tax assessment alleges HTB failed to pay certain import taxes to the State of São Paulo. The Company disputes the State of Sao Paulo’s claims and it intends to vigorously defend itself against these allegations. As such, the Company does not believe the assessment is valid and has not recorded a liability.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2008	2007
Balance beginning of period	$3,579	$2,827
Warranty costs accrual	3,267	3,881
Warranty costs incurred	(2,937)	(3,129)

Balance at end of period	$3,909	$3,579

Leases

The Company has non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$10,128
2010	7,370
2011	5,717
2012	4,618
2013	983
Thereafter	226

Total minimum lease payments	$29,042

Rental expenses under operating leases, net of sublease income, were $12.8 million, $12.6 million and $11.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$125,050
2010	73,953
2011	30,700
2012	10,569
2013	9,821
Thereafter	24,296

Total minimum lease payments	$274,389

Rental expenses under operating leases for transponder capacity were $193.3 million, $188.5 million and $167.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.4 million that were undrawn at December 31, 2008. Of this amount, $10.3 million were issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.9 million related to an insurance bond; and $13.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of December 31, 2008, these obligations were scheduled to expire as follows: $21.1 million in 2009; $1.4 million in 2010; $0.5 million in 2011; and $3.4 million in 2012 and thereafter.

In connection with the acquisition of Helius on February 4, 2008 as described in Note 5, pursuant to the agreement, the Company has a contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving the Performance Goal as set forth in the Merger Agreement.

Note 25:    Supplemental Guarantor and Non-Guarantor Financial Information

On August 8, 2007, the Company filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., a finance subsidiary which is HNS’s wholly-owned subsidiary (the “Co-Issuer”), as co issuers. In connection with any future issuance of debt securities of HNS and the Co-Issuer, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and the Co-Issuer, under such debt securities. The registration statement was declared effective by the Securities and Exchange Commission on November 19, 2007.

In lieu of providing separate audited financial statements of HNS, the Co-Issuer and HNS’ guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents the Company’s results. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of HNS’ guarantor subsidiaries and the Co-Issuer, which is a co-issuer of HNS’ Senior Notes and which

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had no assets, operations, revenues or cash flows for the periods presented. The column marked “Non-Guarantor Subsidiaries” includes the results of non-guarantor subsidiaries of the Company and HNS. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning the Co-Issuer and HNS’ Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

Condensed Consolidated Balance Sheet as of December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,281	$75,956	$2,013	$22,566	$-	$203,816
Receivables, net	6,326	147,424	2,007	66,197	(21,581)	200,373
Inventories	-	57,453	666	7,366	-	65,485
Prepaid expenses and other	479	8,030	284	12,133	-	20,926

Total current assets	110,086	288,863	4,970	108,262	(21,581)	490,600
Property, net	-	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	229,373	91,060	-	-	(320,433)	-
Other assets	717	173,531	10,614	7,661	-	192,523

Total assets	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393

Liabilities and equity
Accounts payable	$1,228	$57,488	$3,133	$41,559	$(20,469)	$82,939
Short-term debt	-	4,391	-	3,861	-	8,252
Accrued liabilities and due to affiliates	719	128,813	761	29,860	(1,112)	159,041

Total current liabilities	1,947	190,692	3,894	75,280	(21,581)	250,232
Long-term debt	-	574,771	-	3,527	-	578,298
Other long-term liabilities	-	18,005	-	-	-	18,005
Minority interests	82	-	5,629	-	-	5,711
Total equity	338,147	229,841	35,661	54,931	(320,433)	338,147

Total liabilities and equity	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet as of December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$4,790	$113,530	$150	$15,622	$-	$134,092
Marketable securities	6,083	11,224	-	-	-	17,307
Receivables, net	964	158,540	15	69,019	(18,595)	209,943
Inventories	-	59,164	-	6,590	-	65,754
Prepaid expenses and other	1,589	26,638	83	15,410	-	43,720

Total current assets	13,426	369,096	248	106,641	(18,595)	470,816
Property, net	-	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	246,568	76,557	-	-	(323,125)	-
Other assets	5,080	168,084	5,881	-	-	179,045

Total assets	$265,074	$1,049,853	$32,070	$124,560	$(341,720)	$1,129,837

Liabilities and equity
Accounts payable	$1,899	$56,638	$11	$31,635	$(17,743)	$72,440
Short-term debt	-	9,636	-	5,159	-	14,795
Accrued liabilities and due to affiliates	763	156,460	-	34,182	(852)	190,553

Total current liabilities	2,662	222,734	11	70,976	(18,595)	277,788
Long-term debt	-	573,836	-	3,925	-	577,761
Other long-term liabilities	-	5,813	-	713	-	6,526
Minority interests	51	-	5,350	-	-	5,401
Total equity	262,361	247,470	26,709	48,946	(323,125)	262,361

Total liabilities and equity	$265,074	$1,049,853	$32,070	$124,560	$ (341,720)	$1,129,837

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$894,885	$13,873	$187,190	$(35,595)	$1,060,353

Operating costs and expenses:
Costs of revenues	-	676,339	5,878	134,500	(31,756)	784,961
Selling, general and administrative	4,265	140,747	5,533	31,142	(3,839)	177,848
Research and development	-	23,931	2,902	-	-	26,833
Amortization of intangibles	-	5,387	1,032	-	-	6,419

Total operating costs and expenses	4,265	846,404	15,345	165,642	(35,595)	996,061

Operating income (loss)	(4,265)	48,481	(1,472)	21,548	-	64,292
Other income (expense):
Interest expense	-	(49,898)	-	(1,431)	2	(51,327)
Interest and other income (expense), net	770	2,448	(381)	811	(2)	3,646
Equity in earnings of subsidiaries	12,530	11,988	-	-	(24,518)	-

Income (loss) before income tax expense	9,035	13,019	(1,853)	20,928	(24,518)	16,611
Income tax expense	(17)	(923)	-	(6,653)	-	(7,593)

Net income (loss)	$9,018	$12,096	$(1,853)	$14,275	$(24,518)	$9,018

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$845,501	$1,140	$148,701	$(24,694)	$970,648

Operating costs and expenses:
Costs of revenues	-	627,684	-	104,700	(20,603)	711,781
Selling, general and administrative	6,609	116,134	3,295	30,104	(4,091)	152,051
Research and development	-	17,036	-	-	-	17,036
Amortization of intangibles	-	6,144	-	-	-	6,144

Total operating costs and expenses	6,609	766,998	3,295	134,804	(24,694)	887,012

Operating income (loss)	(6,609)	78,503	(2,155)	13,897	-	83,636
Other income (expense):
Interest expense	(3)	(41,962)	-	(1,810)	-	(43,775)
Interest and other income (expense), net	(52)	8,690	(286)	664	-	9,016
Equity in earnings of subsidiaries	50,204	4,670	-	-	(54,874)	-

Income (loss) before income tax expense	43,540	49,901	(2,441)	12,751	(54,874)	48,877
Income tax expense	-	(100)	-	(5,237)	-	(5,337)

Net income (loss)	$43,540	$49,801	$(2,441)	$7,514	$(54,874)	$43,540

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2006

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$763,675	$969	$115,188	$(21,133)	$858,699

Operating costs and expenses:
Costs of revenues	-	568,040	-	87,656	(18,290)	637,406
Selling, general and administrative	5,008	108,621	2,157	27,496	(3,833)	139,449
Research and development	-	23,058	-	-	-	23,058
Amortization of intangibles	-	6,144	-	-	-	6,144

Total operating costs and expenses	5,008	705,863	2,157	115,152	(22,123)	806,057

Operating income (loss)	(5,008)	57,812	(1,188)	36	990	52,642
Other income (expense):
Interest expense	(1,709)	(44,973)	-	(1,265)	156	(47,791)
Interest and other income (expense), net	1,037	8,561	(334)	1,841	(1,156)	9,949
Equity in earnings of subsidiaries	17,204	(2,298)	-	-	(14,906)	-

Income (loss) from continuing operations before income tax expense	11,524	19,102	(1,522)	612	(14,916)	14,800
Income tax expense	(50,834)	-	-	(3,276)	-	(54,110)

Income (loss) from continuing operations	(39,310)	19,102	(1,522)	(2,664)	(14,916)	(39,310)
Income from discontinued operations	197	-	-	-	-	197

Net income (loss)	$(39,113)	$19,102	$(1,522)	$(2,664)	$(14,916)	$(39,113)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$9,018	$12,096	$(1,853)	$14,275	$(24,518)	$9,018
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(7,678)	40,452	8,555	(3,162)	24,518	62,685

Net cash provided by operating activities	1,340	52,548	6,702	11,113	-	71,703

Cash flows from investing activities:
Change in restricted cash	-	3,577	-	(473)	-	3,104
Purchases of marketable securities	(2,070)	-	-	-	-	(2,070)
Proceeds from sales of marketable securities	8,100	11,090	-	-	-	19,190
Expenditures for property	-	(69,535)	(4,839)	(7,295)	-	(81,669)
Expenditures for capitalized software	-	(14,564)	-	-	-	(14,564)
Acquisition of Helius, net of cash received	-	(10,543)	-	-	-	(10,543)
Additional equity investment in
Hughes Systique	(1,500)	-	-	-	-	(1,500)
Hughes Systique note receivables	(500)	-	-	-	-	(500)

Net cash provided by (used in) investing activities	4,030	(79,975)	(4,839)	(7,768)	-	(88,552)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	223	-	223
Proceeds from equity offering	94,500	-	-	-	-	94,500
Equity offering costs	(1,454)	-	-	-	-	(1,454)
Proceeds from exercise of stock options	75	-	-	-	-	75
Long-term debt borrowings	-	173	-	3,433	-	3,606
Repayment of long-term debt	-	(10,320)	-	(3,429)	-	(13,749)

Net cash provided by (used in) financing activities	93,121	(10,147)	-	227	-	83,201

Effect of exchange rate changes on cash and cash equivalents	-	-	-	3,372	-	3,372

Net increase (decrease) in cash and cash equivalents	98,491	(37,574)	1,863	6,944	-	69,724
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	-	134,092

Cash and cash equivalents at end of period	$103,281	$75,956	$2,013	$22,566	$-	$203,816

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$43,540	$49,801	$(2,441)	$7,514	$(54,874)	$43,540
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(45,211)	21,375	3,706	15,231	54,874	49,975

Net cash provided by (used in) operating activities	(1,671)	71,176	1,265	22,745	-	93,515

Cash flows from investing activities:
Change in restricted cash	789	284	-	95	-	1,168
Purchases of marketable securities	(10,768)	(22,096)	-	-	-	(32,864)
Proceeds from sales of marketable securities	8,585	114,105	-	-	-	122,690
Expenditures for property	-	(220,451)	(1,195)	(12,306)	-	(233,952)
Expenditures for capitalized software	-	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	-	382	-	134	-	516

Net cash used in investing activities	(1,394)	(142,004)	(1,195)	(12,077)	-	(156,670)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	376	-	376
Proceeds from exercise of stock options	113	-	-	-	-	113
Long-term debt borrowings	-	115,000	-	4,731	-	119,731
Repayment of long-term debt	-	(21,577)	-	(3,266)	-	(24,843)
Debt issuance cost	-	(2,053)	-	-	-	(2,053)

Net cash provided by financing activities	113	91,370	-	1,841	-	93,324

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,010)	-	(3,010)

Net increase (decrease) in cash and cash equivalents	(2,952)	20,542	70	9,499	-	27,159
Cash and cash equivalents at beginning of period	7,742	92,988	80	6,123	-	106,933

Cash and cash equivalents at end of period	$4,790	$113,530	$150	$15,622	$-	$134,092

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2006

(In thousands)

	Parent	Subsidiary Issuer	Subsidiary Guarantor	Subsidiary Non-Guarantor	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(39,113)	$19,102	$(1,522)	$(2,663)	$(14,917)	$(39,113)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	37,571	71,568	2,077	3,163	14,917	129,296

Net cash provided by (used in) continuing operations	(1,542)	90,670	555	500	-	90,183
Net cash used in discontinued operations	-	-	-	(10)	-	(10)

Net cash provided by (used in) operating activities	(1,542)	90,670	555	490	-	90,173

Cash flows from investing activities:
Change in restricted cash	(2,737)	(124)	-	(22)	-	(2,883)
Purchases of marketable securities	(858)	(89,254)	-	-	-	(90,112)
Expenditures for property	-	(71,844)	(552)	(4,795)	-	(77,191)
Expenditures for capitalized software	-	(16,416)	-	-	-	(16,416)
Proceeds from sale of property	-	-	-	521	-	521
Acquisition of HNS, net	(100,514)	-	-	-	113,267	12,753

Net cash used in investing activities	(104,109)	(177,638)	(552)	(4,296)	113,267	(173,328)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(1,609)	-	(1,609)
Debt borrowing from Apollo	100,000	-	-	-	-	100,000
Debt repayment to Apollo	(100,000)	-	-	-	-	(100,000)
Proceeds from rights offering	100,000	-	-	-	-	100,000
Distribution to SkyTerra	(9,314)	-	-	-	-	(9,314)
Payment of dividends on preferred stock	(1,394)	-	-	-	-	(1,394)
Proceeds from exercise of stock options	2,206	-	-	-	-	2,206
Long-term debt borrowings	-	450,000	-	5,330	-	455,330
Repayment of long-term debt	-	(360,924)	-	(3,948)	-	(364,872)
Debt issuance cost	-	(11,668)	-	-	-	(11,668)

Net cash provided by (used in) financing activities	91,498	77,408	-	(227)	-	168,679

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(555)	-	(555)

Net increase (decrease) in cash and cash equivalents	(14,153)	(9,560)	3	(4,588)	113,267	84,969
Cash and cash equivalents at beginning of period	21,895	102,548	77	10,711	(113,267)	21,964

Cash and cash equivalents at end of period	$7,742	$92,988	$80	$6,123	$-	$106,933

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26:    Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
Revenues	$237,160	$265,642	$271,779	$285,772
Gross margin	$66,145	$66,407	$68,910	$73,930
Net income attributable to common stockholders	$656	$1,827	$3,184	$3,351
Basic earnings per share	$0.03	$0.09	$0.15	$0.17
Diluted earnings per share	$0.03	$0.09	$0.15	$0.17
2007:
Revenues	$222,882	$234,358	$233,703	$279,705
Gross margin	$55,482	$62,066	$60,906	$80,413
Net income	$2,940	$9,632	$11,037	$19,931
Net income attributable to common stockholders	$2,940	$9,632	$11,037	$19,931
Basic earnings per share	$0.16	$0.51	$0.58	$1.06
Diluted earnings per share	$0.15	$0.50	$0.57	$1.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this annual report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Directors. Our Board of Directors is composed of eight members. Each director is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	62	Chief Executive Officer, President and Director
Grant A. Barber	49	Executive Vice President and Chief Financial Officer
T. Paul Gaske	55	Executive Vice President
Adrian Morris	54	Executive Vice President
Bahram Pourmand	62	Executive Vice President
Thomas J. McElroy	53	Chief Accounting Officer
Dean A. Manson	42	Senior Vice President, General Counsel and Secretary
Deepak V. Dutt	64	Vice President, Treasurer and Investor Relations officer
Cleo V. Belmonte	31	Assistant Secretary
Andrew D. Africk	42	Director
O. Gene Gabbard	68	Director
Jeffrey A. Leddy	53	Director
Lawrence J. Ruisi	60	Director
Aaron J. Stone	36	Director
Michael D. Weiner	56	Director

Pradman P. Kaul—Chief Executive Officer, President and Director. Mr. Kaul has been our Chief Executive Officer and President as well as a member of our Board of Directors since February 2006, and has been HNS’ Chief Executive Officer and President since 2000. Mr. Kaul was appointed to, and has served as Chairman of, HNS’ Board of Managers since April 22, 2005. Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS. Before joining HNS in 1973, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

Grant A. Barber—Executive Vice President and Chief Financial Officer. Mr. Barber has been our Executive Vice President and Chief Financial Officer since February 2006 and has served as the Executive Vice President and Chief Financial Officer of HNS since January 2006. From 2003 to 2006, Mr. Barber served first as Controller and then Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. From 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant.

T. Paul Gaske— Executive Vice President. Mr. Gaske has been our Executive Vice President since February 2006 and has also served as HNS’ Executive Vice President, North American division since 1999. Mr. Gaske joined HNS in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Adrian Morris—Executive Vice President. Mr. Morris has been our Executive Vice President and HNS’ Executive Vice President, Engineering since February 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with HNS in 1982 as a hardware design engineer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining HNS, he worked for Ferranti Electronics and Electro Optics Division. Mr. Morris is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Bahram Pourmand—Executive Vice President. Mr. Pourmand has been our Executive Vice President since February 2006 and has also served as HNS’ Executive Vice President, International Division since 1993. Mr. Pourmand joined HNS in 1979 and is currently responsible for all aspects of HNS’ international operations, including oversight of profit and loss, marketing, product development and strategic direction for HNS’ global activities. Prior to joining HNS, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Thomas J. McElroy—Chief Accounting Officer. Mr. McElroy has been our Chief Accounting Officer since February 2006. In August 2007, he was appointed Senior Vice President and Controller of HNS and is responsible for all financial accounting and reporting matters for HNS and its global consolidated operations. From June 2006 to September 2007, he was HNS’ Vice President and Controller. Prior to joining HNS in January 1988 as a Director of Finance, Mr. McElroy was a Senior Manager in the audit group for Price Waterhouse & Co. in Washington, DC from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

Dean A. Manson—Senior Vice President, General Counsel and Secretary. Mr. Manson has been our and HNS’ Senior Vice President, General Counsel and Secretary since August 2007, prior to which he was our Vice President, General Counsel and Secretary since February 2006 and HNS’ Vice President, General Counsel and Secretary since November 2004. Mr. Manson also serves as a director or officer for several of our subsidiaries. Before joining HNS in June 2000 as Assistant Vice President, Legal, Mr. Manson was associated with the law firm of Milbank, Tweed, Hadley & McCloy LLP. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a Juris Doctorate degree from Columbia University School of Law.

Deepak V. Dutt—Vice President, Treasurer and Investor Relations Officer. Mr. Dutt has been our Vice President, Treasurer and Investor Relations Officer since March 2007. Mr. Dutt has served as Vice President and Treasurer of HNS since January 2001 and as Investor Relations Officer since February 2008. Mr. Dutt joined HNS in July 1993 and has held various positions in finance since then, including corporate planning, international finance, treasury and an international assignment as Chief Financial Officer of a subsidiary of the Company where he played a lead role in its start-up and in taking it public. Prior to joining our Company, Mr. Dutt served in various positions in the U.S. and overseas at IBM Corporation in sales, marketing and finance. He received a Bachelor of Science degree in Engineering from the University of Poona, India.

Cleo V. Belmonte—Assistant Secretary. Ms. Belmonte has been our Assistant Secretary since March 2007 and Senior Counsel, Securities of HNS since joining the Company in January 2007. Prior to joining HNS, from 2002 to 2006, Ms. Belmonte was an associate with the law firms of Pillsbury Winthrop Shaw Pittman LLP and Patton Boggs LLP where she practiced securities and general corporate law. Ms. Belmonte received Bachelor of Science degrees in Multinational Business Operations, Marketing and Business Management from Florida State University. Ms. Belmonte received a Juris Doctorate degree from the Georgetown University Law Center.

Andrew D. Africk—Director. Mr. Africk has been a director since December 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992.

Mr. Africk also serves on the Board of Directors of Hughes Telematics and SOURCECORP, Incorporated. Mr. Africk also serves on HNS’ Board of Managers. Mr. Africk also serves as the chairman of our Nominating and Corporate Governance Committee and our Compensation Committee.

O. Gene Gabbard—Director. Mr. Gabbard has been a director since June 2006. He is a private investor who has more than 25 years of general management experience in the telecommunications and technology sectors. Mr. Gabbard is a member of the board of directors of COLT Telecom, SA, Luxembourg, a pan-European provider of business communications services. He is also a member of the Board of Directors of Knology, Inc., West Point, Georgia, Trillion Partners, Austin, Texas and NetCracker, Inc., Waltham, Massachusetts. From August 1990 to January 1993, Mr. Gabbard was Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard serves on our Audit Committee.

Jeffrey A. Leddy—Director. Mr. Leddy has been a director since our formation in June 2005. Mr. Leddy was our President from our formation in June 2005 until February 2006 and our Chief Executive Officer from November 2005 until February 2006. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also serves on the Board of Directors of Hughes Telematics and Hughes Systique Corporation. Mr. Leddy also serves on HNS’ Board of Managers. Mr. Leddy serves on our Compensation Committee.

Lawrence J. Ruisi—Director. Mr. Ruisi has been a director since June 2006. He is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. He also serves on the boards of directors of Innkeepers USA, a privately held hotel real estate investment trust and Adaptec, Inc., a data storage provider to OEMs. Mr. Ruisi has over twenty years of experience in the entertainment industry in which he held various senior executive positions. He was Chief Executive Officer and President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983. Mr. Ruisi serves as the chairman of our Audit Committee.

Aaron J. Stone—Director. Mr. Stone has been a director since December 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the Board of Directors of AMC Entertainment Inc. and Connections Academy, LLC. Mr. Stone also serves on HNS’ Board of Managers. Mr. Stone serves on our Compensation Committee and Nominating and Corporate Governance Committee.

Michael D. Weiner—Director. Mr. Weiner has been a director since December 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on our Audit Committee.

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

Hughes Communications, Inc.

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual meeting stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual meeting of stockholders.

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

The following table provides information regarding our equity compensation plans as of December 31, 2008:

Plan category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) ( c )
Equity compensation plans approved by security holders:
The Plan(1)	552,400	$53.67	147,600
Hughes Network Systems LLC Bonus Unit Plan (“HNS Bonus Unit Plan”)(2)
Equity compensation plans not approved by security holders:
SkyTerra 1998 Long Term Incentive Plan (“SkyTerra Plan”)(3)	62,500	$19.65	-

Total	614,900	$50.21	147,600

(1)

The Plan provides for this issuance of equity based awards in various forms including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards. As of December 31, 2008, 8,350 restricted stock units, which are subject to time vesting, granted to our international employees were outstanding. Upon vesting, each restricted stock unit is convertible into one share of common stock.

(2)

In July 2005, HNS adopted an incentive plan (the “HNS Bonus Unit Plan”) pursuant to which 4.4 million bonus units were granted to certain employees. The bonus units provide for time vesting and are subject to a participant’s continued employment with HNS at the time of predetermined exchange dates. The number of our common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange.

(3)	In February 2006, the stock options granted under the SkyTerra Plan were converted into options to purchase shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	111
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	131
	3.	Exhibits	See below

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Hughes Communications, Inc., Utah Acquisition Corp., Helius, Inc., Canopy Ventures I, L.P., and Canopy Group, in its capacity as Shareholder Representative dated as of December 21, 2007 (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 10, 2008).
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
4.4	Supplemental Indenture No. dated as of May 6, 2008 among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in the Indenture) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes communications, Inc. filed on August 7, 2008).
4.5	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).

Exhibit Number	Description
10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.6	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006).
10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005).
10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006).
10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).
10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).
10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).

Exhibit Number	Description
10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).
10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006).
10.18	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006).
10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006).
10.20	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006).
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006).
10.22	Credit Agreement, dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp. as co-borrowers, Bear Stearns Corporate Lending Inc. (“BSCL”) as the initial lender, Bear Stearns & Co. Inc. as lead arranger and bookrunning manager, and BSCL as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009).
10.23	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007) (File No. 333-138009).
10.24	Hughes Network systems, LLC Long Term Cash Incentive Retention Program (Incorporated by reference to Exhibit 4 to the Form 10-Q of Hughes Communications, Inc. filed on May 7, 2008).
11*	Statement regarding computation of earnings per shares.
12*	Statement of computation of ratio of earnings to fixed charges.
21.1*	List of Subsidiaries of Hughes Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedules

Schedule I—Condensed Financial Information of the Registrant

The condensed financial information required by this schedule is included in Note 24 and Note 25 to the Company’s audited consolidated financial statements included in Item 8 of this report.

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(in thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2008	$9,060	$15,198	$-	$(14,707)	$9,551
Year ended December 31, 2007	$10,158	$11,405	$-	$(12,503)	$9,060
Year ended December 31, 2006	$78	$23,908	$-	$(13,828)	$10,158
Deferred tax valuation allowance:
Year ended December 31, 2008	$30,040	$13,040	$-	$-	$43,080
Year ended December 31, 2007	$41,629	$-	$-	$(11,589)	$30,040
Year ended December 31, 2006	$70,009	$-	$-	$(28,380)	$41,629

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2009	HUGHES COMMUNICATIONS, INC. (Registrant)

/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL Pradman P. Kaul	Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2009

/s/ GRANT A. BARBER Grant A. Barber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ THOMAS J. MCELROY Thomas J. McElroy	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2009

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 5, 2009

/s/ LAWRENCE J. RUISI Lawrence J. Ruisi	Director	March 5, 2009

/s/ MICHAEL D. WEINER Michael D. Weiner	Director	March 5, 2009

/s/ JEFFREY A. LEDDY Jeffrey A. Leddy	Director	March 5, 2009

/s/ ANDREW D. AFRICK Andrew D. Africk	Director	March 5, 2009

/s/ AARON J. STONE Aaron J. Stone	Director	March 5, 2009