Form 10-Q
period 2009-03-31
Hughes Communications, Inc.
filed 2009-05-07
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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
☐ Yes  ☒ No

The number of shares of the registrant’s common stock outstanding as of May 4, 2009 was 21,604,240.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$190,875	$203,816
Receivables, net	176,205	200,373
Inventories	66,389	65,485
Prepaid expenses and other	23,916	20,926
Total current assets	457,385	490,600
Property, net	514,829	507,270
Capitalized software costs, net	52,251	51,454
Intangible assets, net	18,395	19,780
Goodwill	2,661	2,661
Other assets	128,698	118,628
Total assets	$1,174,219	$1,190,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,972	$82,939
Short-term debt	6,434	8,252
Accrued liabilities	150,573	157,534
Due to affiliates	-	1,507
Total current liabilities	234,979	250,232
Long-term debt	577,842	578,298
Other long-term liabilities	13,768	18,005
Total liabilities	826,589	846,535
Commitments and contingencies
Equity:
Hughes Communications, Inc. ("HCI") stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no
shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized;
21,604,120 shares and 21,514,963 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	22	22
Additional paid in capital	726,251	724,558
Accumulated deficit	(362,546)	(357,850)
Accumulated other comprehensive loss	(25,507)	(28,583)
Total HCI stockholders' equity	338,220	338,147
Noncontrolling interest	9,410	5,711
Total equity	347,630	343,858
Total liabilities and equity	$1,174,219	$1,190,393

See accompanying Notes to the Condensed Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Services revenues	$162,365	$148,897
Hardware sales	77,850	88,263
Total revenues	240,215	237,160
Operating costs and expenses:
Cost of services	106,670	94,217
Cost of hardware products sold	74,205	76,798
Selling, general and administrative	44,241	49,155
Research and development	5,351	6,076
Amortization of intangible assets	1,385	1,608
Total operating costs and expenses	231,852	227,854
Operating income	8,363	9,306
Other income (expense):
Interest expense	(13,836)	(9,308)
Interest income	320	1,463
Other income, net	-	31
Income (loss) before income tax (expense) benefit and equity in earnings (losses) of unconsolidated affiliates	(5,153)	1,492
Income tax (expense) benefit	655	(640)
Equity in earnings (losses) of unconsolidated affiliates	170	(151)
Net income (loss)	(4,328)	701
Net income attributable to the noncontrolling interest	(368)	(45)
Net income (loss) attributable to HCI stockholders	$(4,696)	$656
Earnings (loss) per share:
Basic	$(0.22)	$0.03
Diluted	$(0.22)	$0.03
Shares used in computation of per share data:
Basic	21,358,667	18,867,630
Diluted	21,358,667	19,275,233

See accompanying Notes to the Condensed Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	HCI Shareholders' Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Loss	Interest	Total
Balance at December 31, 2008	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation	-	-	-	-	3,331	3,331
Shared-based compensation	-	1,783	-	-	-	1,783
Buyback of Electronic System Products, Inc. shares	-	(90)	-	-	-	(90)
Net income (loss)			(4,696)		368	(4,328)
Foreign currency translation adjustments				(1,407)		(1,407)
Reclassification of realized loss on hedging instruments				(854)		(854)
Unrealized gain on hedging instruments				5,337		5,337
Balance at March 31, 2009	$22	$726,251	$(362,546)	$(25,507)	$9,410	$347,630

See accompanying Notes to the Condensed Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,328)	$701
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	21,893	10,710
Amortization of debt issuance costs	378	343
Equity plan compensation expense	1,783	1,071
Equity in (earnings) losses from unconsolidated affiliates	(170)	151
Other	(9)	(3)
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	12,150	23,857
Inventories	(1,089)	(10,194)
Prepaid expenses and other	1,573	(3,927)
Accounts payable	(6,837)	905
Accrued liabilities and other	(7,985)	(6,197)
Net cash provided by operating activities	17,359	17,417
Cash flows from investing activities:
Change in restricted cash	174	7
Purchases of marketable securities	-	(2,071)
Proceeds from sales of marketable securities	-	1,005
Expenditures for property	(26,625)	(22,948)
Expenditures for capitalized software	(4,391)	(3,382)
Proceeds from sale of property	56	25
Acquisition of Helius, Inc., net of cash received	-	(10,812)
Cash acquired, consolidation of Hughes Systique Corporation	828	-
Investment in Hughes Systique Corporation	-	(1,500)
Hughes Systique Corporation note receivables	-	(500)
Other, net	(90)	-
Net cash used in investing activities	(30,048)	(40,176)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	(509)	689
Long-term debt borrowings	933	1,654
Repayment of long-term debt	(2,069)	(4,620)
Net cash used in financing activities	(1,645)	(2,277)
Effect of exchange rate changes on cash and cash equivalents	1,393	1,080
Net decrease in cash and cash equivalents	(12,941)	(23,956)
Cash and cash equivalents at beginning of the period	203,816	134,092
Cash and cash equivalents at end of the period	$190,875	$110,136
Supplemental cash flow information:
Cash paid for interest	$2,653	$2,832
Cash paid for income taxes	$726	$952
Supplemental non-cash disclosures related to:
Investment in Hughes Telematics, Inc.	$13,000
Consolidation of Hughes Systique Corporation	$5,252

See accompanying Notes to the Condensed Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2009 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance: 1) for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and 2) on how to identify whether a transaction is distressed or forced. This FSP is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of this FSP will have a material impact on its results of operations, financial position, or cash flow.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of this FSP will have a material impact on its results of operations, financial position, or cash flow.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe the adoption of this FSP will have a material impact on its results of operations, financial position, or cash flow.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Statement, among other things, requires entities to provide more transparent disclosure for derivative instruments and for hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s disclosures about derivative instruments and hedging activities.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 on January 1, 2009 did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009 and provided additional required disclosures relating to our noncontrolling interest pursuant to SFAS No. 160.

Note 2:	Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

The excess of the total acquisition costs of $10.8 million over the estimated fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with SFAS No. 141. We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer services and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008.

The purchase price consisted of the following (in thousands):

Amount
Cash consideration	$10,500
Direct acquisition costs	305
Total acquisition costs	$10,805

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$1,054
Property	658
Intangible assets	7,600
Goodwill	2,661
Total assets	11,973
Current liabilities	(1,168)
Total liabilities	(1,168)
Net assets acquired	$10,805

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets are as follows (in thousands):

Amount
Customer relationships	$4,260
Patented technology	2,870
Trademarks	470
Total	$7,600

The weighted average amortization period for the intangible assets is approximately 7.6 years. The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’s results of operations were not material to the Company’s consolidated financial statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3:	Hughes Systique Corporation

Hughes Systique Corporation (“Hughes Systique”) is a communications consulting and software company. We have contracts with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer (“CEO”) and President and certain former employees of HNS, including Pradeep Kaul, who is the CEO and President of Hughes Systique, HNS’ former Executive Vice President and the brother of our CEO and President. The Company acquired equity investments in Hughes Systique Series A preferred shares (“HSC Preferred Shares”) of $3.0 million and $1.5 million in October 2005 and January 2008, respectively.

In February 2008, the Company and Nextwave Broadband Inc. (“Nextwave”), another significant shareholder of Hughes Systique, agreed to make available to Hughes Systique a term loan facility (the “Loan”) of up to $3.0 million. Under the Loan, each loan request must be at least $1.0 million, and the Loan was to be funded equally by the Company and Nextwave. The Loan has a fixed interest rate of 6%, and it is convertible into common shares of Hughes Systique upon non-payment or an event of default. Hughes Systique has the option to pay the interest annually or to convert the interest to principal as a “payment in kind.” In February 2008, the Company and Nextwave each funded $0.5 million as part of a $1.0 million loan drawdown. In late March 2009, Hughes Systique requested and the Company funded the remaining $1.0 million of its original $1.5 million loan commitment. As a result, the Company is not obligated to provide any further financial support to Hughes Systique under the Loan.

On March 11, 2009, Hughes Systique entered into a termination and settlement agreement (the “Termination Agreement”) with Nextwave Wireless LLC and Nextwave Broadband Inc., collectively referred to as Nextwave. The Termination Agreement provided for the following: 1) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; 2) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; 3) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Shares, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. In addition, pursuant to FIN 46(R), these transactions caused a reconsideration event on March 11, 2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on or after March 12, 2009. The basis of Hughes Systique’s assets and liabilities were adjusted to their preliminary estimated fair values in accordance with SFAS No. 141(R), “Business Combinations.” Management’s estimated fair value of Hughes Systique is preliminary and subject to refinement. The determination of Hughes Systique’s fair value is expected to be completed in the second half of 2009.

Based on the preliminary valuation, the following table summarizes the estimated fair values of Hughes Systique’s assets and liabilities at March 12, 2009. The Company is in the process of determining the fair value of certain assets, thus the allocation of the assets is subject to refinement (in thousands):
Amount
Current assets	$5,249
Property	717
Other assets	3,686
Current liabilities	(2,808)
Long term liabilities	(763)
Net assets acquired	6,081
Noncontrolling interest	(3,331)
$2,750

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2009, the revenue and net loss of the Hughes Systique included in our results of operations since March 12, 2009 was $0.3 million and 0.2 million, respectively. Pro forma financial statements are not presented as Hughes Systique’s results of operations were not material to the Company’s consolidated financial statements.

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Trade receivables	$151,543	$177,798
Contracts in process	31,757	30,412
Other receivables	2,265	1,714
Total receivables	185,565	209,924
Allowance for doubtful accounts	(9,360)	(9,551)
Total receivables, net	$176,205	$200,373

Trade receivables included $1.1 million and $6.8 million of amounts due from affiliates at March 31, 2009 and December 31, 2008, respectively. Advances and progress billings offset against contracts in process amounted to $9.4 million and $13.9 million at March 31, 2009 and December 31, 2008, respectively.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Production materials and supplies	$11,273	$10,268
Work in process	15,288	12,445
Finished goods	39,828	42,772
Total inventories	$66,389	$65,485

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives	March 31,	December 31,
	(years)	2009	2008
Land and improvements	10	$5,863	$5,871
Buildings and leasehold improvements	2 - 30	28,379	28,090
Satellite related assets	15	380,394	380,394
Machinery and equipment	1 - 7	168,099	134,544
VSAT operating lease hardware	2 - 5	42,607	42,741
Furniture and fixtures	5 - 7	1,299	1,092
Construction in progress		16,263	25,180
Total property		642,904	617,912
Accumulated depreciation		(128,075)	(110,642)
Total property, net		$514,829	$507,270

Satellite related assets consist primarily of SPACEWAYTM 3 (“SPACEWAY 3”), a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized interest related to the construction of SPACEWAY 3 of $4.8 million for the three months ended March 31, 2008 and none for the same period in 2009 as we placed the satellite into service in April 2008.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
March 31, 2009:
Backlog and customer relationships	4 - 8	$22,092	$(13,589)	$8,503
Patented technology and trademarks	2 - 10	16,393	(6,501)	9,892
Total intangible assets, net		$38,485	$(20,090)	$18,395
December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382
Total intangible assets, net		$38,485	$(18,705)	$19,780

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We amortize the recorded values of our intangible assets over their estimated useful lives. For the three months ended March 31, 2009 and 2008, we recorded $1.4 million and $1.6 million of amortization expense, respectively. Estimated future amortization expense at March 31, 2009 was as follows (in thousands):

Amount
Remaining nine months ending December 31, 2009	$4,156
Year ending December 31,
2010	2,920
2011	2,902
2012	2,902
2013	2,902
2014	1,270
Thereafter	1,343
Total estimated future amortization expense	$18,395

Note 8:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		March 31,	December 31,
	Interest Rates	2009	2008
VSAT hardware financing	1.00% - 15.00%	$4,047	$4,864
Revolving bank borrowings	8.25% - 18.00%	1,980	2,432
Capital lease and other	6.00% - 13.75%	407	956
Total short term borrowings and current portion of long-term debt		$6,434	$8,252

As of March 31, 2009, HNS had $2.0 million of outstanding revolving bank borrowings, which were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks and which had a weighted average variable interest rate of 12.45%. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian and European subsidiaries under the revolving lines of credit was $1.3 million as of March 31, 2009.

Long-term debt consisted of the following (dollars in thousands):

		March 31,	December 31,
	Interest Rates	2009	2008
Senior notes	9.50%	$450,000	$450,000
Term loans	7.62%	115,000	115,000
VSAT hardware financing	2.00% - 15.00%	7,496	8,038
Capital lease and other	6.00%	5,346	5,260
Total long-term debt		$577,842	$578,298

HNS’ $450 million senior notes (the “Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2009 and 2008, interest accrued on the Senior Notes was $19.7 million.

HNS has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility, is based on, at the Company’s option, the ABR rate plus

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.50% per annum or Adjusted LIBOR plus 2.50% per annum. For the three months ended March 31, 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of March 31, 2009, the Revolving Credit Facility had total outstanding letters of credit of $3.6 million and an available borrowing capacity of $46.4 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of March 31, 2009 and 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. As of March 31, 2009 and December 31, 2008, HNS’ net assets were $228.3 million and $229.8 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of March 31, 2009.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 14 —Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of March 31, 2009, the remaining debt balance under the capital lease was $5.8 million, which was included in Capital lease and other in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 and 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 9:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company accounts for the Swap Agreement as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." For the three months ended March 31, 2009 and 2008, the Company recorded an unrealized gain of $4.5 million and an unrealized loss of $5.3 million, respectively, in other comprehensive income (loss) associated with the fair market valuation of the interest rate swap. The net interest payments

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. For each of the three months ended March 31, 2009 and 2008, we recorded $2.2 million interest expense on the Term Loan Facility.

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

Effective January 1, 2008, financial assets and financial liabilities recorded at fair value on a recurring basis on our unaudited condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

As of March 31, 2009, the carrying values of cash and cash equivalents, receivables, net, other assets, accounts payable, and debt, except for the Senior Notes and the interest rate swap on the Term Loan Facility as described below, approximated their respective fair values. The carrying value and the fair value of our Senior Notes were $450.0 million and $414.0 million, respectively, at March 31, 2009.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum. To mitigate the variable interest rate risk, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis. As of March 31, 2009, the fair value of the interest rate swap was a $12.9 million liability, included in Other long-term liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets, and was within Level 2 of the fair value hierarchy.

Effective January 1, 2009, we adopted fair value measurement for non-financial assets and liabilities. We had no non-financial assets or liabilities that were adjusted to fair value during the period ended March 31, 2009.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11:	Income Taxes

On February 21, 2006, SkyTerra Communications, Inc. (“SkyTerra”) distributed (the “Distribution”) all of our outstanding shares of common stock to the common, non-voting common and preferred stockholders and Series 1-A and 2-A warrant holders of SkyTerra, which separated SkyTerra into two publicly traded companies. For U.S. Federal income tax purposes, the Company’s results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025, and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitations. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belong to the Company. The Company estimates that its share of the NOL carryforwards was approximately $128.5 million and its share of the capital loss carryforwards was approximately $3.3 million at the Distribution date.

As of March 31, 2009, the Company estimates that its remaining NOL carry-forwards are approximately $210.3 million and will expire, if unused, between the years 2012 and 2029 and its capital loss carry-forwards of approximately $12.0 million will expire, if unused, between 2010 and 2012.

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

In accordance with the Tax Sharing Agreement, the Company is currently entitled to the amount paid to Skyterra in excess of Skyterra’s AMT liability and will be entitled to the remaining $1.1 million reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This estimated reimbursement has been reflected on the Company’s books as a long-term receivable from SkyTerra. Because of the Company’s U.S. federal NOL carryforward position and full valuation allowance against the Company’s net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. For the three months ended March 31, 2009, we recorded a net income tax benefit of $0.7 million, which is attributable to an income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. Our income tax expense was $0.6 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009, the Company’s German and U.K. subsidiaries utilized $0.8 million and $0.9 million, respectively, of their NOL carry-forwards. Since they have not met the “more likely than not” criteria of SFAS No. 109, they maintain a full valuation allowance on their deferred tax assets as of March 31, 2009. Upon the Company’s adoption of SFAS No. 141 (R) on January 1, 2009, any benefit realized from the reversal of the U.K. and German valuation allowance associated with the utilization of their respective deferred tax assets will be recorded as a reduction to income tax expense.

At the adoption of FIN 48 on January 1, 2007, the Company identified $8.7 million in unrecognized tax benefits related to tax positions in prior periods. Through March 31, 2009, the Company has identified an additional $1.8 million of unrecognized tax benefits. If recognized, the total unrecognized tax benefits would impact the Company’s effective tax rate.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of March 31, 2009, because of its NOL carryforward position, the Company has not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 12:	Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. The Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.8 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had $6.0 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 2.15 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	160,765	$45.51
Issued	90,000	$11.13
Forfeited	(700)	$45.02
Vested	(10,349)	$26.68
Non-vested at March 31, 2009	239,716	$33.42

The weighted average grant-date fair value of restricted stock awards granted for the three months ended March 31, 2009 and 2008 were $11.13 per share and $48.58 per share, respectively. The total fair value of shares vested for the three months ended March 31, 2009 and 2008 were $0.3 million and $3.4 million, respectively.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Issued	4,000	$8.82
Non-vested at March 31, 2009	12,350	$34.04

The weighted average grant-date fair value of restricted stock units granted for the three months ended March 31, 2009 was $8.82 per unit. None of the restricted stock units vested during the three months ended March 31, 2009. None of the restricted stock units were granted or vested during the three months ended March 31, 2008.

Stock Option Program

On April 24, 2008, the Company’s Compensation Committee made awards of stock options under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2009. The grant and exercise price of the stock options was the closing price of the Company’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to the Chief Executive Officer (“CEO”) and President of the Company the authority to award options, at his discretion, to the current and future employees of the Company and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

Since the Company recently became a public registrant in February 2006 and does not have sufficient history to measure expected volatility using its own stock price history and does not have the history to compute the expected term of the stock options, the Company utilized an average volatility based on a group of companies identified as its peers until such time that the Company has adequate stock history of its own. The Company estimated the expected term of the stock, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as the Company has not, nor does it currently plan to, issue dividends to its shareholders.

The key assumptions for the option awards are as follows:

Three Months Ended
March 31, 2009
Volatility range	47.60% — 55.00%
Weighted-average volatility	47.67%
Expected term	5 years
Risk-free interest rate range	1.50% — 3.15%
Weighted-average risk-free interest rate	3.14%

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Forfeited or expired	(500)	$54.00
Outstanding at March 31, 2009	551,900	$53.67	9.07	$-
Vested and expected to vest at March 31, 2009	496,710	$53.67	9.07	$-
Exercisable at March 31, 2009	-	$-

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. The Company recorded $0.8 million of compensation expense for the three months ended March 31, 2009, and $9.3 million remained unrecognized at March 31, 2009 for non-vested stock options, which are expected to be recognized over a weighted average period of 3.07 years. No stock options vested during the current quarter.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which HNS’ bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of HNS’ net equity at the time of the grant.

On September 19, 2008, HNS issued 310,000 bonus units to certain of its employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to SFAS No. 123(R), the Company amortizes the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the three months ended March 31, 2009, the Company recognized $0.2 million of compensation expense. The Company recognized minimal compensation expense for the three months ended March 31, 2008. There were no bonus units issued or forfeited during the first quarter of 2009. As of March 31, 2009, there were 2.5 million non-vested bonus units outstanding.

HNS Class B Membership Interests

Class B membership interests in HNS were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors and HNS’ Board of Managers. Pursuant to SFAS No. 123, HNS determined that the Class B membership interests had nominal value at the date of grant, and minimal compensation expense was recorded for each of the three months ended March 31, 2009 and 2008. There were no Class B membership interests issued or forfeited during the first quarter of 2009. As of March 31, 2009, there were 3,656 outstanding Class B membership interests.

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

In accordance with the Retention Plan, HNS established the earnings goal in March 2008, which was equivalent to HNS’ planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indenture governing the Senior Notes. HNS successfully attained 100% of its Adjusted EBITDA goal for 2008. As of March 31, 2009, the Company accrued the maximum payout under the Retention Plan of $14.1 million, which was paid to participants on April 24, 2009.

Note 14:	Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are controlled by Apollo Management, L.P. and its affiliates (collectively “Apollo”), our controlling stockholder.

Smart & Final, Inc. (“Smart & Final”)

As of March 31, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide broadband products and services to Smart & Final.

Hughes Systique

HNS has contracted with Hughes Systique for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2009. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 3—Hughes Systique Corporation.

Intelsat Holdings Limited (“Intelsat”)

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

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffery A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of March 31, 2009, the remaining debt balance under the capital lease was $5.8 million, which was included in Capital lease and other in the short-term and long-term debt tables included in Note 8.

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

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described below, HNS’ obligations to HTI and its customer expired when HTI became a public company with an initial market capitalization value greater than $350.0 million.

In January 2008, HNS entered into an agreement with HTI, pursuant to which HNS is developing an automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, HNS will serve as the exclusive manufacturer and supplier of TCU’s for HTI.

On March 12, 2009, we invested $13.0 million in the convertible preferred stock of Hughes Telematics, Inc. (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, our outstanding HTI Preferred Stock converted into HTI common stock, subject to a six-month lock-up. As a result of the Merger, our investment represents approximately 5.4% of HTI’s outstanding common stock, before giving effect to the “earn-out” discussed below. In connection with the Merger, we also received certain additional common shares of HTI that are subject to achievement of certain “earn-out” targets by HTI over five years. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding, unrestricted common stock. In addition to the risk and valuation fluctuations associated with the “earn-out” target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns approximately 0.5% of HTI’s equity as of March 31, 2009. In addition, Andrew Africk, another member of HNS’ Board of Managers and our Board of Directors, is a director of HTI and a senior partner of Apollo.

Other

Certain members of our Board of Directors and officers serve on the board of directors of some of our affiliates. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ board of directors.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Sales:
HTI	$7,068	$6,107
Smart & Final	152	207
Total sales	$7,220	$6,314
Purchases:
Hughes Systique(1)	$1,591	$2,031
Intelsat(2)	-	10,074
Total purchases	$1,591	$12,105
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.
(2) Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Due from related parties:
HTI	$1,077	$6,734
Smart & Final	44	30
Total due from related parties	$1,121	$6,764
Due to related party:
Hughes Systique(1)	$-	$1,507
Total due to related party	$-	$1,507
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.

Note 15:	Segment Data

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of the Enterprise group, which includes our international service companies. The international Enterprise group provides satellite, wire line and wireless communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to HTI and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate and Other segment includes various minor investments held by the Company, including Hughes Systique, our corporate offices and assets not specifically related to another business segment.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America Broadband	International Broadband	Telecom Systems	Corporate and Other	Consolidated
As of or For the Three Months Ended March 31, 2009
Revenues	$165,608	$44,884	$29,262	$461	$240,215
Operating income (loss)	$1,750	$1,231	$5,489	$(107)	$8,363
Depreciation and amortization	$18,185	$2,708	$967	$33	$21,893
Assets	$641,150	$174,992	$59,684	$298,393	$1,174,219
Capital expenditures	$24,844	$3,324	$457	$2,391	$31,016
As of or For the Three Months Ended March 31, 2008
Revenues	$156,790	$44,596	$35,634	$140	$237,160
Operating income (loss)	$5,022	$433	$4,589	$(738)	$9,306
Depreciation and amortization	$7,677	$2,143	$890	$-	$10,710
Assets	$624,023	$202,899	$66,308	$220,792	$1,114,022
Capital expenditures	$20,146	$3,173	$567	$2,444	$26,330

Note 16:	Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(4,328)	$701
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,407)	187
Reclassification of realized gain (loss) on hedging instruments	(854)	19
Unrealized gain (loss) on hedging instruments	5,337	(5,236)
Unrealized gains on securities	-	79
Total other comprehensive income (loss)	3,076	(4,951)
Comprehensive loss	(1,252)	(4,250)
Comprehensive loss attributable to the noncontrolling interest	(368)	(45)
Comprehensive loss attributable to HCI	$(1,620)	$(4,295)

Note 17:	Commitments and Contingencies

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

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing was based on breach of contract. HNS believed that Sea Launch’s purported justifications for refusing to refund the $44.4 million were without merit and that HNS was contractually entitled to a full refund of its payments under the express terms of the LSA.

The arbitration hearings were completed during the third quarter of 2008. In March 2009, the arbitration panel rendered its decision entitling HNS to a refund of the $44.4 million in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment in full of the $44.4 million. In addition, Sea Launch must reimburse the Company for substantially all of the administrative fees and expenses in connection with the arbitration process. The Company is currently in discussion with Sea Launch regarding the timing of payment. In anticipation of a full refund of the payments, HNS recorded $44.4 million in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets.

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $4.4 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. The Company does not believe the assessment is valid and plans to dispute the State of São Paulo’s claims and to defend itself vigorously against these allegations. Therefore, the Company has not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $18.7 million that were undrawn at March 31, 2009. Of this amount, $3.6 million were issued under the Revolving Credit Facility; $1.6 million were secured by restricted cash; $0.9 million related to insurance bonds; and $12.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of March 31, 2009, these obligations were scheduled to expire as follows: $9.3 million in 2009; $5.5 million in 2010; $1.4 million in 2011; and $2.5 million in 2012 and thereafter.

Note 18:	Subsequent Event

On March 19, 2009, the Company offered participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Option”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

As a result of the Exchange Offer, which was completed on April 16, 2009, 546,900 outstanding stock options (representing 100% participation) were exchanged, and the estimated fair value of the New Options of $2.3 million was computed using the Black-Scholes option valuation model based on the new grant date. The compensation expense related to the New Options is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19:	Supplemental Guarantor and Non-Guarantor Financial Information

On August 8, 2007, the Company filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., a finance subsidiary which is HNS’s wholly-owned subsidiary (the “Co-Issuer”), as co issuers. In connection with any future issuance of debt securities of HNS and the Co-Issuer, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and the Co-Issuer under such debt securities. The registration statement was declared effective by the SEC on November 19, 2007.

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

The following represents the supplemental condensed financial statements of the Company, HNS, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Condensed Consolidated Balance Sheet as of March 31, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$85,698	$86,500	$1,186	$17,491	$-	$190,875
Receivables, net	9,738	132,267	952	57,607	(24,359)	176,205
Inventories	-	57,780	678	7,931	-	66,389
Prepaid expenses and other	204	7,250	171	16,291	-	23,916
Total current assets	95,640	283,797	2,987	99,320	(24,359)	457,385
Property, net	-	466,317	29,464	19,048	-	514,829
Investment in subsidiaries	228,905	94,925	-	-	(323,830)	-
Other assets	18,164	161,424	9,899	14,053	(1,535)	202,005
Total assets	$342,709	$1,006,463	$42,350	$132,421	$(349,724)	$1,174,219
Liabilities and equity
Accounts payable	$510	$58,085	$2,061	$35,939	$(18,623)	$77,972
Short-term debt	-	3,216	-	3,218	-	6,434
Accrued liabilities and due to affiliates	588	129,133	464	26,124	(5,736)	150,573
Total current liabilities	1,098	190,434	2,525	65,281	(24,359)	234,979
Long-term debt	-	574,208	-	3,634	-	577,842
Other long-term liabilities	-	13,538	-	1,765	(1,535)	13,768
Total HCI stockholders' equity	338,220	228,283	33,969	61,578	(323,830)	338,220
Noncontrolling interest	3,391	-	5,856	163	-	9,410
Total liabilities and equity	$342,709	$1,006,463	$42,350	$132,421	$(349,724)	$1,174,219

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,281	$75,956	$2,013	$22,566	$-	$203,816
Receivables, net	6,326	147,424	2,007	66,197	(21,581)	200,373
Inventories	-	57,453	666	7,366	-	65,485
Prepaid expenses and other	479	8,030	284	12,133	-	20,926
Total current assets	110,086	288,863	4,970	108,262	(21,581)	490,600
Property, net	-	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	229,373	91,060	-	-	(320,433)	-
Other assets	717	173,531	10,614	7,661	-	192,523
Total assets	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393
Liabilities and equity
Accounts payable	$1,228	$57,488	$3,133	$41,559	$(20,469)	$82,939
Short-term debt	-	4,391	-	3,861	-	8,252
Accrued liabilities and due to affiliates	719	128,813	761	29,860	(1,112)	159,041
Total current liabilities	1,947	190,692	3,894	75,280	(21,581)	250,232
Long-term debt	-	574,771	-	3,527	-	578,298
Other long-term liabilities	-	18,005	-	-	-	18,005
Total HCI stockholders' equity	338,147	229,841	35,661	54,931	(320,433)	338,147
Noncontrolling interest	82	-	5,629	-	-	5,711
Total liabilities and equity	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$209,815	$1,832	$34,738	$(6,170)	$240,215
Operating costs and expenses:
Costs of revenues	-	159,383	665	26,123	(5,296)	180,875
Selling, general and administrative	1,213	36,779	1,353	5,770	(874)	44,241
Research and development	-	4,656	695	-	-	5,351
Amortization of intangibles	-	1,103	282	-	-	1,385
Total operating costs and expenses	1,213	201,921	2,995	31,893	(6,170)	231,852
Operating income (loss)	(1,213)	7,894	(1,163)	2,845	-	8,363
Other income (expense):
Interest expense	-	(13,653)	-	(181)	(2)	(13,836)
Interest and other income (expense), net	260	147	-	81	2	490
Equity in earnings (losses) of subsidiaries	(3,764)	932	-	-	2,832	-
Income (loss) before income tax (expense) benefit	(4,717)	(4,680)	(1,163)	2,745	2,832	(4,983)
Income tax (expense) benefit	(1)	(174)	-	830	-	655
Net income (loss)	(4,718)	(4,854)	(1,163)	3,575	2,832	(4,328)
Net (income) loss attributable to noncontrolling interest	22	-	(529)	139	-	(368)
Net income (loss) attributable to HCI stockholders	$(4,696)	$(4,854)	$(1,692)	$3,714	$2,832	$(4,696)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$209,430	$1,830	$34,639	$(8,739)	$237,160
Operating costs and expenses:
Costs of revenues	-	153,835	653	24,105	(7,578)	171,015
Selling, general and administrative	855	40,117	1,160	8,184	(1,161)	49,155
Research and development	-	5,559	517	-	-	6,076
Amortization of intangibles	-	1,410	198	-	-	1,608
Total operating costs and expenses	855	200,921	2,528	32,289	(8,739)	227,854
Operating income (loss)	(855)	8,509	(698)	2,350	-	9,306
Other income (expense):
Interest expense	-	(8,935)	-	(373)	-	(9,308)
Other income (expense), net	(44)	1,237	-	150	-	1,343
Equity in earnings of subsidiaries	1,565	669	-	-	(2,234)	-
Income (loss) before income tax expense	666	1,480	(698)	2,127	(2,234)	1,341
Income tax expense	(1)	(22)	-	(617)	-	(640)
Net income (loss)	665	1,458	(698)	1,510	(2,234)	701
Net (income) loss attributable to the noncontrolling interest	(9)	-	(50)	14	-	(45)
Net income (loss) attributable to HCI stockholders	$656	$1,458	$(748)	$1,524	$(2,234)	$656

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(4,718)	$(4,854)	$(1,163)	$3,575	$2,832	$(4,328)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(12,775)	45,235	550	(8,491)	(2,832)	21,687
Net cash provided by (used in) operating activities	(17,493)	40,381	(613)	(4,916)	-	17,359
Cash flows from investing activities:
Change in restricted cash	-	(1)	-	175	-	174
Expenditures for property	-	(24,052)	(220)	(2,353)	-	(26,625)
Expenditures for capitalized software	-	(4,391)	-	-	-	(4,391)
Proceeds from sales of property	-	-	6	50	-	56
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Other, net	(90)	-	-	-	-	(90)
Net cash used in investing activities	(90)	(28,444)	(214)	(1,300)	-	(30,048)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(509)	-	(509)
Long-term debt borrowings	-	87	-	846	-	933
Repayment of long-term debt	-	(1,480)	-	(589)	-	(2,069)
Net cash used in financing activities	-	(1,393)	-	(252)	-	(1,645)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,393	-	1,393
Net increase (decrease) in cash and cash equivalents	(17,583)	10,544	(827)	(5,075)	-	(12,941)
Cash and cash equivalents at beginning of period	103,281	75,956	2,013	22,566	-	203,816
Cash and cash equivalents at end of period	$85,698	$86,500	$1,186	$17,491	$-	$190,875

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$665	$1,458	$(698)	$1,510	$(2,234)	$701
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(2,187)	20,246	1,033	(4,610)	2,234	16,716
Net cash provided by (used in) operating activities	(1,522)	21,704	335	(3,100)	-	17,417
Cash flows from investing activities:
Change in restricted cash	-	21	-	(14)	-	7
Purchases of marketable securities	(2,071)	-	-	-	-	(2,071)
Proceeds from sales of marketable securities	1,005	-	-	-	-	1,005
Expenditures for property	-	(20,750)	(66)	(2,132)	-	(22,948)
Expenditures for capitalized software	-	(3,382)	-	-	-	(3,382)
Proceeds from sale of property	-	14	-	11	-	25
Acquisition of Helius, net of cash received	-	(10,812)	-	-	-	(10,812)
Investment in Hughes Systique	(1,500)	-	-	-	-	(1,500)
Hughes Systique note receivables	(500)	-	-	-	-	(500)
Net cash used in investing activities	(3,066)	(34,909)	(66)	(2,135)	-	(40,176)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	689	-	689
Long-term debt borrowings	-	-	-	1,654	-	1,654
Repayment of long-term debt	-	(3,839)	-	(781)	-	(4,620)
Net cash provided by (used in) financing activities	-	(3,839)	-	1,562	-	(2,277)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,080	-	1,080
Net increase (decrease) in cash and cash equivalents	(4,588)	(17,044)	269	(2,593)	-	(23,956)
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	-	134,092
Cash and cash equivalents at end of period	$202	$96,486	$419	$13,029	$-	$110,136

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Communications, Inc. (“HCI,” the “Company,” “we,” “us,” and “our”) operates its business primarily through HNS, our wholly-owned subsidiary, a telecommunications company. We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2009 and 2008, we generated a net loss of $4.7 million and a net income of $0.7 million, respectively. Our net loss for the three months ended March 31, 2009 was impacted by two events that occurred in 2008 which support the retention of employees and our future growth. The first event relates to the effect of a long term employee retention program established in April 2005 (the “Retention Program”), which resulted in the Company recognizing $0.9 million of compensation expense for the three months ended March 31, 2009.  When the Company established its earning goals for the Retention Program in March 2008, it recognized $8.5 million of compensation expense earned through March 31, 2008 in the first quarter of 2008. The second event relates to the commencement of services on SPACEWAY 3 in April 2008, for which the Company recognized $6.5 million of depreciation expense for the three months ended March 31, 2009 compared to none for the same period in 2008. Additionally, the Company capitalized $4.8 million of interest expense associated with the construction and launch of the satellite for the three months ended March 31, 2008. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”)

and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs in our Consumer group. As of March 31, 2009, we had a consumer customer base of approximately 436,200 subscribers that generated consumer revenues of $98.7 million for the three months ended March 31, 2009.

Technology—We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services.

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services and network solutions in our North America Broadband, International Broadband and Telecom Systems segments. Consistent with this strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures which we believe would be beneficial to our business. The Company, from time to time, considers various alternatives related to the ownership structure of a new satellite, capacity features and other factors that would promote long term growth while meeting the needs of its customers.

On March 12, 2009, we invested $13.0 million in the convertible preferred stock of Hughes Telematics, Inc. (“HTI Preferred Stock”) as part of a $50.0 million private placement. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, our outstanding HTI Preferred Stock converted into HTI common stock, subject to a six-month lockup. As a result of the Merger, our investment represents approximately 5.4% of HTI’s outstanding common stock, before giving effect to the “earn-out” discussed below. In connection with the Merger, we also received certain additional common shares of HTI that are subject to achieving of certain “earn-out” targets by HTI over five years. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding, unrestricted common stock.

HNS has contracted with Hughes Systique Corporation (“Hughes Systique”) for software development services. The Company acquired equity investments in Hughes Systique Series A preferred shares (“HSC Preferred Shares”) of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of March 31, 2009, on an undiluted basis, the Company owned approximately 45.23% equity interest in Hughes Systique, and our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares. Pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, we are required to consolidate Hughes Systique’s results of operations in our operating results for periods beginning on or after March 12, 2009.

In February 2008, we completed the acquisition of Helius, Inc., which was subsequently converted to a limited liability company, Helius, LLC (“Helius”). Helius operates within our North America Broadband segment due to the nature of its business activities, its customer base and similarities with the North America Enterprise group. We believe that the combination of Helius’ internet protocol television solutions and our extensive broadband networking experience and customer base will create synergies that facilitate long-term sales growth. For further discussion of this acquisition, see Note 2—Acquisition of Helius, Inc. to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America Broadband segment, the International Broadband segment, the Telecom Systems segment and the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of the Enterprise group, which includes our international service companies. The international Enterprise group provides satellite, wire line and wireless communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to HTI, a related party, and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate and Other segment consists of various minor investments held by the Company, including Hughes Systique, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our North America and International Broadband segments, we generate revenues from services and hardware. In our Telecom Systems segment, we generate revenues primarily from the development and sale of hardware. Some of our enterprise customers purchase equipment separately and operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our services vary in length depending on the customers’ requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on the particular end market. Typically, our large enterprise customers enter into a three- to five-year contract, and our consumer customers enter into a 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operations, our services include the following:

Service Type		Description
Broadband connectivity	•	Provides basic transport, intranet connectivity services and internet service provider services
•
Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	•	Provides one-stop turnkey suite of bundled services that include wire line and wireless satellite networks
	•	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care
ISP services and hosted applications	•	Provides internet connectivity and hosted customer-owned and managed applications on our network facilities
	•	Provides the customer application services developed by us or in conjunction with our service partners
	•	Includes internet access, e-mail services, web hosting and online payments
Digital media services	•	Digital content management and delivery including video, online learning and digital signage applications
Customized business solutions	•	Provides customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from: 1) network operating centers; 2) radio frequency terminals (earth stations); 3) VSAT components including indoor units, outdoor units, and antennas; 4) voice, video and data appliances; 5) routers and DSL modems; and 6) system integration services to integrate all of the above into a system.

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

Market trends impacting our revenues—The following table presents our revenues by segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$162,365	$148,897	$13,468	9.0%
Hardware sales	77,850	88,263	(10,413)	(11.8)%
Total revenues	$240,215	$237,160	$3,055	1.3%
Revenues by end market:
North America Broadband:
Consumer	$98,729	$91,595	$7,134	7.8%
Enterprise	66,879	65,195	1,684	2.6%
Total North America Broadband	165,608	156,790	8,818	5.6%
International Broadband:
Enterprise	44,884	44,596	288	0.6%
Telecom Systems:
Mobile Satellite Systems	18,466	25,658	(7,192)	(28.0)%
Telematics	7,069	6,106	963	15.8%
Terrestrial Microwave	3,727	3,870	(143)	(3.7)%
Total Telecom Systems	29,262	35,634	(6,372)	(17.9)%
Corporate and Other	461	140	321	229.3%
Total revenues	$240,215	$237,160	$3,055	1.3%

The following table presents our subscribers, churn rate, average revenue per unit (“ARPU”), and average monthly gross subscriber additions as of or for the three months ended March 31, 2009 and 2008:

	As of or For the
	Three Months Ended March 31,		Variance
	2009	2008	Amount	%
Churn rate	2.29%	2.17%	0.12%	5.5%
ARPU	68	67	1	1.5%
Average monthly gross subscriber additions	17,700	15,600	2,100	13.5%
Subscribers	455,100	401,000	54,100	13.5%

North America Broadband Segment

Revenue from our Consumer group for the three months ended March 31, 2009 increased by 7.8% to $98.7 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of March 31, 2009 and 2008, we achieved a total subscription base of 455,100 and 401,000, respectively, which included 18,900 and 12,400, respectively, subscribers in our small/medium enterprise, and wholesale businesses. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the three months ended March 31, 2009, ARPU was $68 compared to $67 for the same period in 2008.

Revenue from our North American Enterprise group for the three months ended March 31, 2009 increased by 2.6% to $66.9 million compared to the same period in 2008. The increase was primarily due to a revenue increase in our managed services business. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Enterprise group for the three months ended March 31, 2009 increased slightly to $44.9 million compared to the same period in 2008, primarily due to the expansion of our global services in the Africa/Middle East region, and the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. The increase in revenue was substantially offset by $9.7 million resulting from the unfavorable impact of currency exchange due to the appreciation of the U.S. dollars. Additionally, we continue to offer terrestrial and satellite access internationally in our managed network service offerings.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended March 31, 2009 decreased by 17.9% to $29.3 million compared to the same period in 2008. The decrease in revenue was primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues fluctuate on a quarter to quarter basis.

Cost of Services—Our cost of services primarily consist of transponder capacity leases, hub infrastructure, customer care, wire line and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Results of Operations

Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$162,365	$148,897	$13,468	9.0%
Hardware sales	77,850	88,263	(10,413)	(11.8)%
Total revenues	$240,215	$237,160	$3,055	1.3%
% of revenue to total revenues:
Services revenues	67.6%	62.8%
Hardware sales	32.4%	37.2%

Services Revenues

Services revenue increased primarily due to a revenue increase of $10.7 million from our Consumer group to $87.2 million for the three months ended March 31, 2009 compared to $76.5 million for the same period in 2008. The increase was primarily due to growth in the consumer subscriber base. Also contributing to the increase in services revenues was revenue growth of $5.1 million from our North America Enterprise group to $41.2 million for the three months ended March 31, 2009 compared to $36.1 million for the same period in 2008, mainly reflecting an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the first quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

The increase in services revenue was partially offset by a revenue decrease of $3.2 million from our International Broadband segment to $26.1 million for the three months ended March 31, 2009 from $29.3 million for the same period in 2008, primarily due to a reduction in revenue from our European operations as a result of the completion of legacy service contracts as well as the unfavorable impact of currency exchange due to the appreciation of the U.S. dollars of $6.7 million for the three months ended March 31, 2009.

Hardware Sales

Hardware sales decreased mainly due to a revenue decrease of $7.0 million from our North America Broadband segment to $37.2 million for the three months ended March 31, 2009 compared to $44.2 million for the same period in 2008. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $3.6 million to $11.5 million for the three months ended March 31, 2009 compared to $15.1 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the new consumer rental plan. Revenue from our North America Enterprise group also decreased by $3.4 million to $25.7 million for the three months ended March 31, 2009 compared to $29.1 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

In addition, hardware sales from our Telecom Systems segment decreased $6.9 million to $21.9 million for the three months ended March 31, 2009 compared to $28.8 million for the same period in 2008. The decrease was mainly due to several development contracts reaching their completion stage.

Partially offsetting the decrease in hardware sales was a revenue increase of $3.5 million from our International Broadband segment to $18.8 million for the three months ended March 31, 2009 compared to $15.3 million for the same period in 2008. The increase was primarily due to the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and an increase in the volume of shipments to our enterprise customers across Europe. The increase in the International Broadband segment revenue was partially offset by the unfavorable impact of currency exchange due to the appreciation of the U.S. dollars of $3.0 million for the three months ended March 31, 2009.

Cost of Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$106,670	$94,217	$12,453	13.2%
Cost of hardware products sold	74,205	76,798	(2,593)	(3.4)%
Total cost of revenues	$180,875	$171,015	$9,860	5.8%
Services cost as a % of services revenues	65.7%	63.3%
Hardware cost as a % of hardware revenues	95.3%	87.0%

Cost of Services

Cost of services increased mainly due to higher fixed expenses of $9.3 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, and depreciation expense increased by $6.0 million. The increase in cost of services were partially offset by lower transponder capacity lease expense of $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to reduction of $5.7 million in costs from our Telecom Systems segment resulting from lower sales in the Mobile Satellite group. The decrease was partially offset by the increase of $3.9 million in costs from our International Broadband segment to $12.8 million for the three months ended March 31, 2009 compared to $8.9 million for the same period in 2008 as a result of the increase in hardware sales.

Selling, General and Administrative (SG&A) Expense
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$44,241	$49,155	$(4,914)	(10.0)%
% of revenue	18.4%	20.7%

SG&A expense decreased mainly due to lower compensation expense of $7.6 million related to the Retention Program and general and administrative costs of $1.6 million from our foreign subsidiaries. The decrease in SG&A expense was partially offset by higher marketing costs of $4.4 million, primarily in our North America operations as we increased targeted spending for our consumer business.

Research and Development
	Three Months Ended
	March 31,			Variance
(Dollars in thousands)	2009		2008	Amount	%
Research and development	$5,351		$6,076	$(725)	(11.9)%
% of revenue	2.2%	%	2.6%

Research and development decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$1,385	$1,608	$(223)	(13.9)%
% of revenue	0.6%	0.7%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of SFAS No. 109, “Accounting for Income Taxes.”

Operating Income
	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income	$8,363	$9,306	$(943)	(10.1)%
% of revenue	3.5%	3.9%

The decrease in operating income was attributable to the increase in operating costs associated with the increase in revenues. Additionally, two events, which occurred in 2008, affected the comparability for the three months ended March 31, 2009 and 2008. The first event relates to the effect of the Retention Program, which resulted in the Company recognizing $0.9 million of compensation expense for the three months ended March 31, 2009 compared to $8.5 million for the comparable period in 2008. The second event relates to the commencement of services on SPACEWAY 3 in April 2008, for which the Company recognized $6.5 million of depreciation expense for the three months ended March 31, 2009 compared to none for the same period in 2008.

Interest Expense

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$13,836	$9,308	$4,528	48.6%

Interest expense primarily relates to interest accrued on the $450 million unsecured senior notes and the $115 million borrowing under the term loan facility. The increase in interest expense was mainly due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008. For the three months ended March 31, 2008, the Company capitalized $4.8 million of interest expense associated with the construction and launch of the satellite.

Interest and Other Income, Net

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$320	$1,463	$(1,143)	(78.1)%
Other income, net	-	31	(31)	(100.0)%
Total interest and other income, net	$320	$1,494	$(1,174)	(78.6)%

The decrease in total interest and other income, net was primarily due to lower rates of return on our investments for the three months ended March 31, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments such as money market funds.

Income Tax (Expense) Benefit

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax (expense) benefit	$655	$(640)	$1,295	202.3%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the three months ended March 31, 2009, our income tax expense was offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$17,359	$17,417	$(58)	(0.3)%
Investing activities	$(30,048)	$(40,176)	$(10,128)	(25.2)%
Financing activities	$(1,645)	$(2,277)	$(632)	(27.8)%

Net Cash Flows from Operating Activities

Net cash provided by operating activities remained flat for the three months ended March 31, 2009 compared to the same period in 2008. For the three months ended March 31, 2009, changes in our operating assets and liabilities were $6.6 million, which was partially offset by an increase of $6.2 million in our net income prior to depreciation and amortization expense.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the three months ended March 31, 2009 was primarily due to the Helius acquisition which occurred in February of 2008. There was no acquisition activity during the three months ended March 31, 2009. In addition, the Company had no marketable securities in the current quarter as it preserved its cash value by holding the cash in money market funds. Partially offsetting the decrease in net cash used in investing activities was the increase in capital expenditures of $4.7 million as set forth in the table below.

Capital expenditures for the three months ended March 31, 2009 and 2008 are shown as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$23,510	$5,413	$18,097
Capitalized software	4,391	3,382	1,009
Capital expenditures—other	2,490	2,448	42
SPACEWAY program	548	13,748	(13,200)
VSAT operating lease hardware	77	1,339	(1,262)
Total capital expenditures	$31,016	$26,330	$4,686

Net Cash Flows from Financing Activities

The decrease in net cash used in financing activities for the three months ended March 31, 2009 was due to lower net debt repayments of $1.6 million for the three months ended March 31, 2009 compared to $2.3 million for the same period in 2008.

Future Liquidity Requirements

As of March 31, 2009, our Cash and cash equivalents was $190.9 million and our total debt was $584.3 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “Senior Notes”) are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At March 31, 2009 and 2008, interest accrued on the Senior Notes was $19.7 million. The Senior Notes are currently rated B1 and B by Moody’s and Standard & Poor (“S&P”) respectively.

HNS has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of March 31, 2009, the total outstanding letters of credit under the Revolving Credit Facility was $3.6 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of March 31, 2009 was $46.4 million. The Revolving Credit Facility is currently rated Ba1 and BB- by Moody’s and S&P, respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. The Term Loan is currently rated B1 and B by Moody’s and S&P, respectively.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. At March 31, 2009 and December 31, 2008, HNS’ consolidated net assets were $228.3 million and $229.8 million, respectively. Management believes that the Company was in compliance with all of its debt covenants at March 31, 2009.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at March 31, 2009 and December 31, 2008 were $2.0 million and $2.6 million, respectively. HCIL may be restricted from paying dividends to HNS under the terms of these loans.

HNS and its subsidiaries are separate and distinct legal entities and, except for HNS’ existing and future subsidiaries that are or will be guarantors of the Senior Notes, the Term Loan Facility and the Revolving Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes, Term Loan Facility and the Revolving Credit Facility or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

On February 4, 2008, the Company completed the acquisition of Helius, Inc. in connection with the merger agreement that the Company entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of the Company and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, the Company paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, the Company has a remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals.

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

In July 2006, the Company entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at March 31, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2008, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17—Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of March 31, 2009, we had $18.7 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $3.6 million were issued under the Revolving Credit Facility; $1.6 million were secured by restricted cash; $0.9 million related to insurance bonds; and $12.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2009 (File number 001-33040).

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
Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as the Company’s international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At March 31, 2009, the Company and its foreign subsidiaries had an estimated $17.8 million of foreign currency denominated receivables and payables outstanding, of which $8.5 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at March 31, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $6.4 million as of March 31, 2009.

Marketable Securities Risk

We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. As a result of the current adverse market conditions, we preserve our cash value by holding it in money market funds invested in the U.S. Government Treasury and Agency Securities. At March 31, 2009, we did not have any investment in marketable securities.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through

2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 8 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On June 28, 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch HNS’ SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, HNS sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund HNS’ payments and alleged that HNS breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. HNS’ arbitration filing was based on breach of contract. HNS believed that Sea Launch’s purported justifications for refusing to refund the $44.4 million were without merit and that HNS was contractually entitled to a full refund of its payments under the express terms of the LSA. HNS has recorded a deposit, included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch.

The arbitration hearings were completed during the third quarter of 2008. In March 2009, the arbitration panel rendered its decision entitling the Company to a refund of the $44.4 million in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment in full of the $44.4 million. In addition, Sea Launch must reimburse the Company for substantially all of the administrative fees and expenses in connection with the arbitration process. The Company is currently in discussion with Sea Launch regarding the timing of payment.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

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

Date: May 7, 2009	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)