Form 10-Q
period 2009-06-30
Hughes Communications, Inc.
filed 2009-08-07
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common stock outstanding as of August 3, 2009 was 21,600,705.

i

PART I—FINANCIAL INFORMATION

Item 1.              Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$310,167	$203,816
Receivables, net	186,467	200,373
Inventories	66,646	65,485
Prepaid expenses and other	24,898	20,926
Total current assets	588,178	490,600
Property, net	526,182	507,270
Capitalized software costs, net	52,134	51,454
Intangible assets, net	18,250	19,780
Goodwill	5,063	2,661
Other assets	80,907	118,628
Total assets	$1,270,714	$1,190,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,526	$82,939
Short-term debt	7,293	8,252
Accrued liabilities	139,283	157,534
Due to affiliates	-	1,507
Total current liabilities	233,102	250,232
Long-term debt	715,001	578,298
Other long-term liabilities	10,904	18,005
Total liabilities	959,007	846,535
Commitments and contingencies
Equity:
Hughes Communications, Inc. ("HCI") stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,600,705 shares and 21,514,963 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	22	22
Additional paid in capital	728,086	724,558
Accumulated deficit	(410,288)	(357,850)
Accumulated other comprehensive loss	(15,048)	(28,583)
Total HCI stockholders' equity	302,772	338,147
Noncontrolling interest	8,935	5,711
Total equity	311,707	343,858
Total liabilities and equity	$1,270,714	$1,190,393

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Services revenues	$173,383	$149,276	$335,748	$298,173
Hardware sales	82,444	116,366	160,294	204,629
Total revenues	255,827	265,642	496,042	502,802
Operating costs and expenses:
Cost of services	111,059	101,694	217,729	195,911
Cost of hardware products sold	77,283	97,541	151,488	174,339
Selling, general and administrative	46,144	41,501	90,385	90,656
Loss on impairments	45,400	-	45,400	-
Research and development	5,698	7,176	11,049	13,252
Amortization of intangible assets	1,504	1,667	2,889	3,275
Total operating costs and expenses	287,088	249,579	518,940	477,433
Operating income (loss)	(31,261)	16,063	(22,898)	25,369
Other income (expense):
Interest expense	(15,554)	(13,902)	(29,390)	(23,210)
Interest income	207	867	527	2,330
Other income (loss), net	(345)	58	(345)	89
Income (loss) before income tax (expense) benefit and equity in earnings (losses) of unconsolidated affiliates	(46,953)	3,086	(52,106)	4,578
Income tax (expense) benefit	(479)	(1,195)	176	(1,835)
Equity in earnings (losses) of unconsolidated affiliates	-	(21)	170	(172)
Net income (loss)	(47,432)	1,870	(51,760)	2,571
Net income attributable to the noncontrolling interest	(310)	(43)	(678)	(88)
Net income (loss) attributable to HCI stockholders	$(47,742)	$1,827	$(52,438)	$2,483
Earnings (loss) per share:
Basic	$(2.23)	$0.09	$(2.45)	$0.13
Diluted	$(2.23)	$0.09	$(2.45)	$0.13
Shares used in computation of per share data:
Basic	21,365,794	19,676,925	21,362,250	19,272,277
Diluted	21,365,794	20,071,971	21,362,250	19,673,602

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	HCI Stockholders' Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Loss	Interest	Total
Balance at December 31, 2008	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation	-	-	-	-	3,372	3,372
Vesting of restricted stock awards	-	(6)	-	-	-	(6)
Shared-based compensation	-	3,624	-	-	-	3,624
Buyback of Electronic System Products, Inc. shares	-	(90)	-	-	-	(90)
Comprehensive income:
Net income (loss)			(52,438)		678	(51,760)
Foreign currency translation adjustments				6,202	(826)	5,376
Reclassification of realized loss on hedging instruments				1,965	-	1,965
Unrealized gain on hedging instruments				5,368	-	5,368
Balance at June 30, 2009	$22	$728,086	$(410,288)	$(15,048)	$8,935	$311,707

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(51,760)	$2,571
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	46,330	30,115
Amortization of debt issuance costs	891	695
Equity plan compensation expense	3,624	2,461
Equity in (earnings) losses from unconsolidated affiliates	(170)	172
Loss on impairments	45,400	-
Other	365	9
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	7,257	12,341
Inventories	(169)	(13,884)
Prepaid expenses and other	4,887	(7,620)
Accounts payable	3,635	4,577
Accrued liabilities and other	(23,351)	(17,672)
Net cash provided by operating activities	36,939	13,765
Cash flows from investing activities:
Change in restricted cash	112	(597)
Purchases of marketable securities	-	(2,070)
Proceeds from sales of marketable securities	-	7,390
Expenditures for property	(53,301)	(43,842)
Expenditures for capitalized software	(7,762)	(7,079)
Proceeds from sale of property	93	63
Acquisition of Helius, Inc., net of cash received	-	(10,540)
Cash acquired, consolidation of Hughes Systique Corporation	828	-
Investment in Hughes Systique Corporation	-	(1,500)
Hughes Systique Corporation note receivables	-	(500)
Other, net	(75)	-
Net cash used in investing activities	(60,105)	(58,675)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	(78)	661
Proceeds from equity offering	-	93,019
Proceeds from exercise of stock options	-	75
Long-term debt borrowings	141,107	2,099
Repayment of long-term debt	(5,505)	(8,895)
Debt issuance costs	(4,500)	-
Net cash provided by financing activities	131,024	86,959
Effect of exchange rate changes on cash and cash equivalents	(1,507)	2,966
Net increase in cash and cash equivalents	106,351	45,015
Cash and cash equivalents at beginning of the period	203,816	134,092
Cash and cash equivalents at end of the period	$310,167	$179,107
Supplemental cash flow information:
Cash paid for interest	$26,596	$26,989
Cash paid for income taxes	$2,467	$1,733
Supplemental non-cash disclosures related to:
Investment in Hughes Telematics, Inc.	$13,000
Consolidation of Hughes Systique Corporation	$5,328

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities”. Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and six months ended June 30, 2009 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements-an amendment of ARB No. 51.” The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it impacted the presentation and disclosure of noncontrolling interests on the Company’s consolidated financial statements. As a result, certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated. The Company has evaluated its subsequent events through August 6, 2009.

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

New Accounting Pronouncements

In July 2009, the FASB Accounting Standards CodificationTM (the “Codification”) was released, changing the way accounting standards are organized. The Codification serves as the single source of authoritative GAAP. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, EITF abstracts, and other accounting literature (“Current GAAP”). The Codification eliminates this hierarchy and replaces Current GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with two levels of literature: authoritative and non-authoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends the consolidation guidance of FIN 46(R) and improves financial reporting requirements by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. Accordingly, we will comply with this Statement for any transactions involving variable interest entities on or after January 1, 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance: i) for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and ii) how to identify whether a transaction is distressed or forced. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s disclosures about the fair values of financial instruments.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009 and as a result, certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2:	Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill. As of June 30, 2009, the Company performed an evaluation on Helius’ operating results and expects that Helius will not meet the Performance Goals. As a result, we do not expect to pay the Contingent Payment.

The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with SFAS No. 141. We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008.

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

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets at the acquisition date were as follows (in thousands):

	Weighted Average Useful Lives (years)	Amount
Customer relationships	8	$4,260
Patented technology	8	2,870
Trademarks	2	470
Total amortizable intangible assets	7.63	$7,600

For the three and six months ended June 30, 2008 (since the acquisition date), Helius’ revenues were $2.1 million and $3.6 million, respectively. The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’ results of operations were not material to the Company’s consolidated financial statements.

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

On March 11, 2009, Hughes Systique entered into a termination and settlement agreement (the “Termination Agreement”) with Nextwave Wireless LLC and Nextwave Broadband Inc., collectively referred to as Nextwave. The

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Termination Agreement provided for the following: 1) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; 2) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; 3) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Shares, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. In addition, pursuant to FIN 46(R), these transactions caused a reconsideration event on March 11, 2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on or after March 12, 2009. In accordance with SFAS No. 141(R), “Business Combinations”, the basis of Hughes Systique’s assets and liabilities were adjusted to their preliminary estimated fair values, which is subject to refinement and expected to be completed in the third quarter of 2009. The excess of the estimated fair value of the net assets consolidated from Hughes Systique over their carrying value has been reflected as goodwill in accordance with SFAS No. 141(R). We believe that the goodwill resulting from the consolidation of Hughes Systique corresponds to the expected synergies that will generate long-term revenue growth and cost savings for the Company and its subsidiaries. The total amount of goodwill is not expected to be deductible for tax purposes. The following table summarizes the estimated fair values of Hughes Systique’s assets and liabilities at the consolidation date (in thousands):

Amount
Current assets	$5,250
Property	717
Intangible assets	1,359
Goodwill	2,402
Total assets	9,728
Current liabilities	(2,808)
Long-term liabilities	(763)
Total liabilities	(3,571)
Net assets consolidated prior to noncontrolling interests	6,157
Noncontrolling interests	(3,372)
Net assets consolidated	$2,785

Based on the valuation of Hughes Systique’s intangible assets, using an income approach, the fair values of the intangible assets at the consolidation date are as follows (in thousands):

	Weighted Average Useful Lives (years)	Amount
Customer relationships	7	$650
Favorable leases	3	629
Backlog	1.5	80
Total amotizable intangible assets	4.82	$1,359

For the three and six months ended June 30, 2009 (since March 12, 2009), Hughes Systique’s revenues, after eliminating inter-company transactions, were $0.6 million and $0.9 million, respectively. Pro forma financial statements are not presented for Hughes Systique as its results of operations were not material to the Company’s consolidated financial statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade receivables	$163,517	$177,798
Contracts in process	33,370	30,412
Other receivables	2,232	1,714
Total receivables	199,119	209,924
Allowance for doubtful accounts	(12,652)	(9,551)
Total receivables, net	$186,467	$200,373

Trade receivables included $6.7 million and $6.8 million of amounts due from affiliates at June 30, 2009 and December 31, 2008, respectively. Advances and progress billings offset against contracts in process amounted to $16.4 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Production materials and supplies	$9,285	$10,268
Work in process	16,856	12,445
Finished goods	40,505	42,772
Total inventories	$66,646	$65,485

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual, based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives	June 30,	December 31,
	(years)	2009	2008
Land and improvements	10	$5,873	$5,871
Buildings and leasehold improvements	2 - 30	29,306	28,090
Satellite related assets	15	380,394	380,394
Machinery and equipment	1 - 7	196,739	134,544
VSAT operating lease hardware	2 - 5	38,844	42,741
Furniture and fixtures	5 - 7	1,486	1,092
Construction in progress		17,335	25,180
Total property		669,977	617,912
Accumulated depreciation		(143,795)	(110,642)
Total property, net		$526,182	$507,270

Satellite related assets primarily consist of SPACEWAYTM 3 (“SPACEWAY 3”), a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized no interest related to the construction of SPACEWAY 3 in 2009 and for the three months ended June 30, 2008 as we placed the satellite into service in April 2008. We recorded $4.8 million of capitalized interest in the first quarter of 2008.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
June 30, 2009:
Backlog and customer relationships	1.5 - 8	$22,822	$(14,533)	$8,289
Patented technology and trademarks	2 - 10	16,393	(6,991)	9,402
Favorable leases	3	629	(70)	559
Total intangible assets, net		$39,844	$(21,594)	$18,250
December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382
Total intangible assets, net		$38,485	$(18,705)	$19,780

We amortize the recorded values of our intangible assets over their estimated useful lives. As of June 30, 2009, our intangible assets included $1.4 million of intangible assets resulting from the consolidation of Hughes Systique as discussed in Note 3—Hughes Systique Corporation. We recorded amortization expense of $1.5 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated future amortization expense at June 30, 2009 was as follows (in thousands):

Amount
Remaining six months ending December 31, 2009	$2,949
Year ending December 31,
2010	3,259
2011	3,204
2012	3,029
2013	2,995
2014	1,362
Thereafter	1,452
Total estimated future amortization expense	$18,250

Note 8:	Goodwill

Goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2008	$2,661
Goodwill related to Hughes Systique	2,402
Total goodwill at June 30, 2009	$5,063

Note 9:	Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Subscriber acquisition costs	$36,708	$43,361
Debt issuance costs	13,921	10,312
Other	30,278	20,555
Sea Launch deposit	-	44,400
Total other assets	$80,907	$118,628

As of June 30, 2009, “Other” included our cost method investments, which includes our investment in Hughes Telematics, Inc. (“HTI”). On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), which have certain restrictions and/or earn-out provisions applicable to the HTI Shares pursuant to the Merger agreement. Of the HTI Shares we received, 1.3 million shares (“Non-escrowed Shares”) are subject to a six-month lock-up. The remaining 2.0 million shares (“Escrowed Shares”) are held by HTI in escrow and the release of these shares is subject to various earn-out provisions based on the attainment of specified stock prices of $20.00, $24.50 and $30.50 over specified periods within a 5 year period. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed Shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. The Company

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

has accounted for its investment in HTI using the cost method in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” as both the Non-escrowed Shares and the Escrowed Shares are not considered marketable equity securities as of June 30, 2009. The carrying value and estimated fair value of the HTI Shares was $13.0 million and $12.3 million, respectively, as of June 30, 2009.

In June 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket failure that occurred in January 2007, the launch of our SPACEWAY 3 satellite was substantially delayed. In anticipation of receiving a full refund of $44.4 million in payments (the “Deposit”) made to Sea Launch, we recorded $44.4 million in “Other assets” in June 2007. In March 2009, we received an arbitral award against Sea Launch entitling the Company to a refund of the Deposit, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment in full of the Deposit.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. The Company evaluates the Deposit for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Sea Launch is a private company and the evaluation has historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company determined that the value of the Deposit was impaired and recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairments” included in the accompanying unaudited Condensed Consolidated Statements of Operations.

Note 10:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		June 30,	December 31,
	Interest Rates	2009	2008
VSAT hardware financing	8.00% - 15.00%	$3,097	$4,864
Revolving bank borrowings	8.25% - 18.00%	2,503	2,432
Term loans	13.75% - 14.44%	1,120	206
Capital lease and other	6.00% - 39.60%	573	750
Total short term borrowings and current
portion of long-term debt		$7,293	$8,252

As of June 30, 2009, HNS had $2.5 million of outstanding revolving bank borrowings, which were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks and which had a weighted average variable interest rate of 12.61%. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under the revolving lines of credit was $0.9 million as of June 30, 2009.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following (dollars in thousands):

		June 30,	December 31,
	Interest Rates	2009	2008
Senior Notes(1)	9.50%	$586,823	$450,000
Term loans	7.62% - 14.44%	116,467	115,000
VSAT hardware financing	8.00% - 15.00%	6,708	8,038
Capital lease and other	6.00% - 39.60%	5,003	5,260
Total long-term debt		$715,001	$578,298
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On May 27, 2009, HNS completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. HNS filed a registration statement relating to the exchange offer for the 2009 Senior Notes pursuant to the registration rights agreement which was declared effective by the SEC on July 17, 2009, at which time HNS commenced an exchange offer for the 2009 Senior Notes. The expiration date for the exchange offer is August 14, 2009, unless extended. As of June 30, 2009, HNS had recorded $3.0 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

HNS’ $450 million senior notes (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2009 and December 31, 2008, HNS had recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes.

HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility, if any, is based on, at HNS’ option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. For the six months ended June 30, 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of June 30, 2009, the Revolving Credit Facility had total outstanding letters of credit of $2.9 million and an available borrowing capacity of $47.1 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of June 30, 2009 and December 31, 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was each $0.8 million.

Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. As of June 30, 2009 and December 31, 2008, HNS’ net assets were $193.1 million and $230.8 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of June 30, 2009.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 16 —Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of June 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 and 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 11:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company accounts for the Swap Agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recorded an unrealized gain, net of realized loss reclassified into earnings, of $2.8 million and $7.3 million for the three months and six months ended June 30, 2009, respectively, and of $5.6 million and $0.4 million, respectively, for the comparable periods in 2008 in other comprehensive income (loss) associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. For the three months ended June 30, 2009 and 2008, we recorded $2.3 million and $2.2 million, respectively, of interest expense on the Term Loan Facility. For each of the six months ended June 30, 2009 and 2008, we recorded $4.5 million of interest expense on the Term Loan Facility.

Note 12:	Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial assets and financial liabilities recorded at fair value on a recurring basis, effective January 1, 2008, and non-financial assets and non-financial liabilities recorded at fair value on a non-recurring basis, effective January 1, 2009, on our unaudited condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of June 30, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes and the interest rate swap on the Term Loan Facility as described below, approximated their respective fair values.

As described in Note 9—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the current quarter as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations.

We measured our investment in HTI common stock using Level 1 and Level 3 inputs for the Non-escrowed Shares and Escrowed Shares, respectively. As of June 30, 2009, HTI Shares had a carrying value of $13.0 million based on the stock price and a preliminary estimated fair value of $12.3 million based on the Barrier Option valuation model. The fair values of HTI’s investments are subject to refinement and are expected to be completed in the third quarter of 2009.

We measured the fair value of HNS’ Senior Notes utilizing Level 1 inputs by using quoted market prices for recent market transactions on the Senior Notes. As of June 30, 2009, the carrying value and the fair value of the 2006 Senior Notes were $450.0 million and $441.0 million, respectively, and the carrying value and the fair value of the 2009 Senior Notes were $150.0 million and $147.0 million, respectively.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum. To mitigate the variable interest rate risk, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis. As of June 30, 2009, the fair value of the interest rate swap was a $10.1 million liability, included in “Other long-term liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets, and was within Level 2 of the fair value hierarchy.

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

As of June 30, 2009, the Company estimates that its remaining NOL carry-forwards are approximately $272.5 million and will expire, if unused, between the years 2012 and 2029 and its capital loss carry-forwards of approximately $11.9 million will expire, if unused, between 2010 and 2014.

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

 In accordance with the Tax Sharing Agreement, the Company is currently entitled to the amount paid to SkyTerra in excess of SkyTerra’s AMT liability and will be entitled to the remaining $1.1 million reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This estimated reimbursement has been reflected on the Company’s books as a long-term receivable from SkyTerra. Because of the Company’s U.S. federal NOL carryforward position and full valuation allowance against the Company’s net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. For the three and six months ended June 30, 2009, we recorded a net income tax expense of $0.5 million and a net income tax benefit of $0.2 million, respectively, which is attributable to an income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. For the three and six months ended June 30, 2008, we recorded $1.2 million and $1.8 million, respectively, of income tax expense.

For the three and six months ended June 30, 2009, certain of our foreign subsidiaries utilized $0.5 million and $1.8 million, respectively, of their respective NOL carry-forwards. Since they have not met the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes”, they maintain a full valuation allowance on their deferred tax assets as of June 30, 2009. Upon the Company’s adoption of SFAS No. 141 (R) on January 1, 2009, any benefit realized from the reversal of the U.K. and German valuation allowance associated with the utilization of their respective deferred tax assets will be recorded as a reduction to income tax expense.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the adoption of FIN 48 on January 1, 2007, the Company identified $8.7 million in unrecognized tax benefits related to tax positions in prior periods. Through June 30, 2009, the Company has identified an additional $1.9 million of unrecognized tax benefits. If recognized, the total unrecognized tax benefits would impact the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of June 30, 2009, because of its NOL carryforward position, the Company has not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 14:	Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. The Company recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had $5.1 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 1.94 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	160,765	$45.51
Granted	90,000	$11.13
Forfeited	(3,800)	$46.45
Vested	(17,765)	$30.28
Non-vested at June 30, 2009	229,200	$33.17

The weighted average grant-date fair value of restricted stock awards granted for the six months ended June 30, 2009 and 2008 were $11.13 per share and $48.58 per share, respectively. The total fair value of shares vested for the six months ended June 30, 2009 and 2008 were $0.5 million and $3.6 million, respectively.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Non-vested at June 30, 2009	12,350	$34.04

The weighted average grant-date fair value of restricted stock units granted for the six months ended June 30, 2009 was $8.82 per unit. None of the restricted stock units vested during the six months ended June 30, 2009. None of the restricted stock units were granted or vested during the six months ended June 30, 2008.

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

Since the Company became a public registrant in February 2006 and does not have sufficient history to measure expected volatility using its own stock price history and does not have the history to compute the expected term of the stock options, the Company utilized an average volatility based on a group of companies identified as its peers until such time that the Company has adequate stock history of its own. The Company estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as the Company has not, nor does it currently plan to, issue dividends to its shareholders.

On March 19, 2009, the Company offered eligible participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Option”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The key assumptions for the option awards are as follows:

Six Months Ended
June 30, 2009
Volatility range	47.92% — 55.00%
Weighted-average volatility	47.98%
Expected term	5 years
Risk-free interest rate range	1.50% — 1.71%
Weighted-average risk-free interest rate	1.71%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Forfeited or expired	(500)	$54.00
Outstanding at March 31, 2009	551,900	$53.67	9.07	$-
Retired	(546,900)	$54.00
Granted	546,900	$14.47	9.80	$-
Forfeited or expired	(1,800)	$14.47
Outstanding at June 30, 2009	550,100	$14.49	9.80	$4,586
Vested and expected to vest at June 30, 2009	495,090	$14.49	9.80	$4,127
Exercisable at June 30, 2009	-	$-
* In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. The Company recorded $0.9 million and $1.7 million, respectively, of compensation expense for the three and six months ended June 30, 2009, and $10.9 million remained unrecognized at June 30, 2009 for non-vested stock options, which are expected to be recognized over a weighted average period of 3.8 years. No stock options vested during the current quarter.

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

On September 19, 2008, HNS issued 310,000 bonus units to certain of its employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to SFAS No. 123(R), the Company amortizes the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the three and six months ended June 30, 2009, the Company recognized $0.2 million and $0.4 million, respectively, of compensation expense. The Company recognized minimal compensation

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expense for the three months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2008. There were no bonus units granted or forfeited during the three and six months ended June 30, 2009. As of June 30, 2009, there were 2.5 million non-vested bonus units outstanding.

HNS Class B Membership Interests

Class B membership interests in HNS were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors and HNS’ Board of Managers. Pursuant to SFAS No. 123, HNS determined that the Class B membership interests had nominal value at the date of grant, and minimal compensation expense was recorded for each of the three and six months ended June 30, 2009 and 2008. There were no Class B membership interests granted or forfeited during the three and six months ended June 30, 2009. As of June 30, 2009, there were 3,656 outstanding Class B membership interests.

Note 15:	Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between DIRECTV Group (“DIRECTV”) and SkyTerra, HNS established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a one-time employee retention program, which was designed to retain a select group of employees chosen by HNS’ senior management. The Retention Program provides that participants, none of which are members of our executive management, will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by HNS on the vesting date of April 22, 2009 and (ii) HNS successfully attains its earnings goal for 2008.

In accordance with the Retention Program, HNS established the earnings goal in March 2008, which was equivalent to HNS’ planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indentures governing the Senior Notes. HNS successfully attained 100% of its Adjusted EBITDA goal for 2008. HNS paid $14.1 million to participants under the Retention Program on April 24, 2009. On July 30, 2009, the Company paid an additional $0.6 million of compensation expense to participants under the Retention Program.

Note 16:	Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are controlled by Apollo Management, L.P. and its affiliates (collectively “Apollo”), our controlling stockholder.

Smart & Final, Inc. (“Smart & Final”)

As of June 30, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide broadband products and services to Smart & Final.

Hughes Systique Corporation

HNS has contracted with Hughes Systique for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2009. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 3—Hughes Systique Corporation.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffery A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of June 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 10—Short-Term and Long-Term Debt.

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

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described in Note 9—Other Assets, HNS’ obligations to HTI and its customer expired when HTI became a public company with an initial market capitalization value greater than $300.0 million.

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

In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock. See Note 9—Other Assets for further discussion. HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of June 30, 2009. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

Certain members of our Board of Directors and officers serve on the boards of directors of some of our affiliates. In some cases, such directors and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ boards of directors.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales:
HTI	$7,660	$6,085	$14,728	$12,192
Smart & Final	114	208	266	415
Total sales	$7,774	$6,293	$14,994	$12,607
Purchases:
Hughes Systique(1)	$-	$1,752	$1,591	$3,783
95 West Co.	-	750	-	750
Intelsat(2)	-	-	-	10,074
Total purchases	$-	$2,502	$1,591	$14,607
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.
(2) Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Due from related parties:
HTI	$6,662	$6,734
Smart & Final	49	30
Total due from related parties	$6,711	$6,764
Due to related party:
Hughes Systique(1)	$-	$1,507
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.

Note 17:	Segment Data

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America Broadband	International Broadband	Telecom Systems	Corporate and Other	Consolidated
As of or For the Three Months Ended June 30, 2009
Revenues	$175,242	$50,520	$29,344	$721	$255,827
Operating income (loss)	$(36,770)	$5,105	$2,611	$(2,207)	$(31,261)
Depreciation and amortization	$20,237	$3,008	$974	$218	$24,437
Assets	$642,672	$177,772	$61,678	$388,592	$1,270,714
Capital expenditures	$21,487	$6,589	$361	$1,610	$30,047
As of or For the Three Months Ended June 30, 2008
Revenues	$161,241	$65,469	$38,780	$152	$265,642
Operating income (loss)	$3,271	$7,267	$6,611	$(1,086)	$16,063
Depreciation and amortization	$16,153	$2,275	$977	$-	$19,405
Assets	$638,410	$212,873	$66,462	$285,404	$1,203,149
Capital expenditures	$19,274	$1,707	$814	$2,796	$24,591
As of or For the Six Months Ended June 30, 2009
Revenues	$340,850	$95,404	$58,606	$1,182	$496,042
Operating income (loss)	$(35,020)	$6,336	$8,100	$(2,314)	$(22,898)
Depreciation and amortization	$38,422	$5,716	$1,941	$251	$46,330
Assets	$642,672	$177,772	$61,678	$388,592	$1,270,714
Capital expenditures	$46,331	$9,913	$818	$4,001	$61,063
As of or For the Six Months Ended June 30, 2008
Revenues	$318,031	$110,065	$74,414	$292	$502,802
Operating income (loss)	$8,293	$7,700	$11,200	$(1,824)	$25,369
Depreciation and amortization	$23,830	$4,418	$1,867	$-	$30,115
Assets	$638,410	$212,873	$66,462	$285,404	$1,203,149
Capital expenditures	$39,420	$4,880	$1,381	$5,240	$50,921

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(47,432)	$1,870	$(51,760)	$2,571
Other comprehensive income:
Foreign currency translation adjustments	6,783	(259)	5,376	(72)
Reclassification of realized loss on hedging instruments	2,819	584	1,965	603
Unrealized gain (loss) on hedging instruments	31	5,063	5,368	(173)
Unrealized gain (loss) on securities	-	(37)	-	42
Total other comprehensive income	9,633	5,351	12,709	400
Comprehensive income (loss)	(37,799)	7,221	(39,051)	2,971
Comprehensive (income) loss attributable to the noncontrolling interest	516	(43)	148	(88)
Comprehensive income (loss) attributable to HCI	$(37,283)	$7,178	$(38,903)	$2,883

Note 19:	Commitments and Contingencies

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

In March 2009, HNS received an arbitral award against Sea Launch entitling HNS to a full refund of the Sea Launch Deposit, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by HNS on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA, HNS was entitled to terminate due to the launch delay and receive a refund of the Deposit made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying unaudited Condensed Consolidated Statements of Operations.

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HughesNet subscriber agreement. Plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Based on the Company’s investigation, the Company believes that the allegations in both complaints are not meritorious and the Company intends to vigorously defend these matters. As a result, the Company has not recorded a liability for either of these matters. It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

In June 2009, HNS entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company is obligated to pay an aggregate of approximately $252.0 million for the construction of the HTS and has agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. The Company anticipates launching the HTS in the first quarter of 2012.

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $17.2 million that were undrawn at June 30, 2009. Of this amount, $2.9 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.8 million related to insurance bonds; and $11.9 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of June 30, 2009, these obligations were scheduled to expire as follows: $6.5 million in 2009; $6.3 million in 2010; $1.8 million in 2011; and $2.6 million in 2012 and thereafter.

Note 20:	Supplemental Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheet as of June 30, 2009
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$84,295	$205,175	$919	$19,778	$-	$310,167
Receivables, net	11,311	139,524	1,459	64,195	(30,022)	186,467
Inventories	-	55,718	482	10,446	-	66,646
Prepaid expenses and other	592	6,801	154	17,351	-	24,898
Total current assets	96,198	407,218	3,014	111,770	(30,022)	588,178
Property, net	-	470,100	30,022	26,060	-	526,182
Investment in subsidiaries	193,613	103,850	-	-	(297,463)	-
Other assets	17,229	116,840	7,842	15,999	(1,556)	156,354
Total assets	$307,040	$1,098,008	$40,878	$153,829	$(329,041)	$1,270,714
Liabilities and equity
Accounts payable	$255	$67,397	$2,824	$37,755	$(21,705)	$86,526
Short-term debt	-	2,246	-	5,047	-	7,293
Accrued liabilities and due to affiliates	720	114,602	658	31,620	(8,317)	139,283
Total current liabilities	975	184,245	3,482	74,422	(30,022)	233,102
Long-term debt	-	709,979	-	5,022	-	715,001
Other long-term liabilities	-	10,686	-	1,774	(1,556)	10,904
Total HCI stockholders' equity	302,772	193,098	31,834	72,531	(297,463)	302,772
Noncontrolling interest	3,293	-	5,562	80	-	8,935
Total liabilities and equity	$307,040	$1,098,008	$40,878	$153,829	$(329,041)	$1,270,714

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2008
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,281	$75,956	$2,013	$22,566	$-	$203,816
Receivables, net	6,326	147,424	2,007	66,197	(21,581)	200,373
Inventories	-	57,453	666	7,366	-	65,485
Prepaid expenses and other	479	8,030	284	12,133	-	20,926
Total current assets	110,086	288,863	4,970	108,262	(21,581)	490,600
Property, net	-	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	229,373	91,060	-	-	(320,433)	-
Other assets	717	173,531	10,614	7,661	-	192,523
Total assets	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393
Liabilities and equity
Accounts payable	$1,228	$57,488	$3,133	$41,559	$(20,469)	$82,939
Short-term debt	-	4,391	-	3,861	-	8,252
Accrued liabilities and due to affiliates	719	128,813	761	29,860	(1,112)	159,041
Total current liabilities	1,947	190,692	3,894	75,280	(21,581)	250,232
Long-term debt	-	574,771	-	3,527	-	578,298
Other long-term liabilities	-	18,005	-	-	-	18,005
Total HCI stockholders' equity	338,147	229,841	35,661	54,931	(320,433)	338,147
Noncontrolling interest	82	-	5,629	-	-	5,711
Total liabilities and equity	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2009
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$223,235	$2,195	$38,759	$(8,362)	$255,827
Operating costs and expenses:
Costs of revenues	-	166,510	1,503	27,961	(7,632)	188,342
Selling, general and administrative	977	37,659	1,205	7,033	(730)	46,144
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	4,966	732	-	-	5,698
Amortization of intangible assets	-	1,105	281	118	-	1,504
Total operating costs and expenses	1,977	254,640	3,721	35,112	(8,362)	287,088
Operating income (loss)	(1,977)	(31,405)	(1,526)	3,647	-	(31,261)
Other income (expense):
Interest expense	-	(15,318)	-	(260)	24	(15,554)
Interest and other income (loss), net	66	(250)	-	70	(24)	(138)
Equity in earnings (losses) of subsidiaries	(45,970)	1,469	-	-	44,501	-
Income (loss) before income tax expense	(47,881)	(45,504)	(1,526)	3,457	44,501	(46,953)
Income tax expense	(1)	(206)	-	(272)	-	(479)
Net income (loss)	(47,882)	(45,710)	(1,526)	3,185	44,501	(47,432)
Net (income) loss attributable to noncontrolling interest	140	-	(609)	159	-	(310)
Net income (loss) attributable to HCI stockholders	$(47,742)	$(45,710)	$(2,135)	$3,344	$44,501	$(47,742)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$221,027	$2,563	$51,210	$(9,158)	$265,642
Operating costs and expenses:
Costs of revenues	-	170,612	1,184	35,914	(8,475)	199,235
Selling, general and administrative	1,224	31,086	1,524	8,350	(683)	41,501
Research and development	-	6,387	789	-	-	7,176
Amortization of intangible assets	-	1,396	271	-	-	1,667
Total operating costs and expenses	1,224	209,481	3,768	44,264	(9,158)	249,579
Operating income (loss)	(1,224)	11,546	(1,205)	6,946	-	16,063
Other income (expense):
Interest expense	-	(13,503)	-	(401)	2	(13,902)
Interest and other income, net	301	393	-	212	(2)	904
Equity in earnings of subsidiaries	2,764	4,235	-	-	(6,999)	-
Income (loss) before income tax expense	1,841	2,671	(1,205)	6,757	(6,999)	3,065
Income tax expense	(5)	(37)	-	(1,153)	-	(1,195)
Net income (loss)	1,836	2,634	(1,205)	5,604	(6,999)	1,870
Net (income) loss attributable to the noncontrolling interest	(9)	-	(47)	13	-	(43)
Net income (loss) attributable to HCI stockholders	$1,827	$2,634	$(1,252)	$5,617	$(6,999)	$1,827

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$433,050	$4,027	$73,497	$(14,532)	$496,042
Operating costs and expenses:
Costs of revenues	-	325,893	2,168	54,084	(12,928)	369,217
Selling, general and administrative	2,190	74,438	2,558	12,803	(1,604)	90,385
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	9,622	1,427	-	-	11,049
Amortization of intangible assets	-	2,208	563	118	-	2,889
Total operating costs and expenses	3,190	456,561	6,716	67,005	(14,532)	518,940
Operating income (loss)	(3,190)	(23,511)	(2,689)	6,492	-	(22,898)
Other income (expense):
Interest expense	-	(28,971)	-	(441)	22	(29,390)
Interest and other income (loss), net	326	(103)	-	151	(22)	352
Equity in earnings (losses) of subsidiaries	(49,734)	2,401	-	-	47,333	-
Income (loss) before income tax (expense) benefit	(52,598)	(50,184)	(2,689)	6,202	47,333	(51,936)
Income tax (expense) benefit	(2)	(380)	-	558	-	176
Net income (loss)	(52,600)	(50,564)	(2,689)	6,760	47,333	(51,760)
Net (income) loss attributable to noncontrolling interest	162	-	(1,138)	298	-	(678)
Net income (loss) attributable to HCI stockholders	$(52,438)	$(50,564)	$(3,827)	$7,058	$47,333	$(52,438)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$430,457	$4,393	$85,849	$(17,897)	$502,802
Operating costs and expenses:
Costs of revenues	-	324,447	1,837	60,019	(16,053)	370,250
Selling, general and administrative	2,079	71,203	2,684	16,534	(1,844)	90,656
Research and development	-	11,946	1,306	-	-	13,252
Amortization of intangible assets	-	2,806	469	-	-	3,275
Total operating costs and expenses	2,079	410,402	6,296	76,553	(17,897)	477,433
Operating income (loss)	(2,079)	20,055	(1,903)	9,296	-	25,369
Other income (expense):
Interest expense	-	(22,438)	-	(774)	2	(23,210)
Interest and other income, net	257	1,630	-	362	(2)	2,247
Equity in earnings of subsidiaries	4,329	4,904	-	-	(9,233)	-
Income (loss) before income tax expense	2,507	4,151	(1,903)	8,884	(9,233)	4,406
Income tax expense	(6)	(59)	-	(1,770)	-	(1,835)
Net income (loss)	2,501	4,092	(1,903)	7,114	(9,233)	2,571
Net (income) loss attributable to the noncontrolling interest	(18)	-	(97)	27	-	(88)
Net income (loss) attributable to HCI stockholders	$2,483	$4,092	$(2,000)	$7,141	$(9,233)	$2,483

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(52,600)	$(50,564)	$(2,689)	$6,760	$47,333	$(51,760)
Adjustments to reconcile net income (loss)to net cash flows from operating activities	33,690	102,917	2,731	(3,306)	(47,333)	88,699
Net cash provided by (used in) operating activities	(18,910)	52,353	42	3,454	-	36,939
Cash flows from investing activities:
Change in restricted cash	(1)	(1)	-	114	-	112
Expenditures for property	-	(43,933)	(1,142)	(8,226)	-	(53,301)
Expenditures for capitalized software	-	(7,762)	-	-	-	(7,762)
Proceeds from sales of property	-	18	6	69	-	93
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Other, net	(75)	-	-	-	-	(75)
Net cash used in investing activities	(76)	(51,678)	(1,136)	(7,215)	-	(60,105)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(78)	-	(78)
Long-term debt borrowings	-	137,338	-	3,769	-	141,107
Repayment of long-term debt	-	(4,294)	-	(1,211)	-	(5,505)
Debt issuance costs	-	(4,500)	-	-	-	(4,500)
Net cash provided by financing activities	-	128,544	-	2,480	-	131,024
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1,507)	-	(1,507)
Net increase (decrease) in cash and cash equivalents	(18,986)	129,219	(1,094)	(2,788)	-	106,351
Cash and cash equivalents at beginning of period	103,281	75,956	2,013	22,566	-	203,816
Cash and cash equivalents at end of period	$84,295	$205,175	$919	$19,778	$-	$310,167

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$2,501	$4,092	$(1,903)	$7,114	$(9,233)	$2,571
Adjustments to reconcile net income (loss)to net cash flows from operating activities	(2,520)	7,333	6,412	(9,264)	9,233	11,194
Net cash provided by (used in) operating activities	(19)	11,425	4,509	(2,150)	-	13,765
Cash flows from investing activities:
Change in restricted cash	-	(4)	-	(593)	-	(597)
Purchases of marketable securities	(2,070)	-	-	-	-	(2,070)
Proceeds from sales of marketable securities	4,390	3,000	-	-	-	7,390
Expenditures for property	-	(36,523)	(4,373)	(2,946)	-	(43,842)
Expenditures for capitalized software	-	(7,079)	-	-	-	(7,079)
Proceeds from sale of property	-	10	-	53	-	63
Acquisition of Helius, net of cash received	-	(10,540)	-	-	-	(10,540)
Investment in Hughes Systique	(1,500)	-	-	-	-	(1,500)
Hughes Systique note receivables	(500)	-	-	-	-	(500)
Net cash provided by (used in) investing activities	320	(51,136)	(4,373)	(3,486)	-	(58,675)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	661	-	661
Proceeds from equity offering	93,019	-	-	-	-	93,019
Proceeds from exercise of stock options	75	-	-	-	-	75
Long-term debt borrowings	-	-	-	2,099	-	2,099
Repayment of long-term debt	-	(7,268)	-	(1,627)	-	(8,895)
Net cash provided by (used in) finacing activities	93,094	(7,268)	-	1,133	-	86,959
Effect of exchange rate changes on cash and cash equivalents	-	-	-	2,966	-	2,966
Net increase (decrease) in cash and cash equivalents	93,395	(46,979)	136	(1,537)	-	45,015
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	-	134,092
Cash and cash equivalents at end of period	$98,185	$66,551	$286	$14,085	$-	$179,107

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

Strategic Initiatives and Their Impact on Our Results of Operations

We generated a net loss of $47.4 million and $51.8 million for the three and six months ended June 30, 2009, respectively, compared to a net income of $1.9 million and $2.6 million, respectively, for the same periods in 2008. Our net loss for the three and six months ended June 30, 2009 was significantly impacted by the $44.4 million impairment loss recognized in the current quarter on our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). For further discussion of the impairment loss, see Note 9—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events that occurred in 2008 which support the retention of employees and our future growth also impacted our operating results for the six months ended June 30, 2009. The first event relates to the effect of a long-term employee retention program established in April 2005 (the “Retention Program”), which resulted in the Company recognizing $0.6 million and $0.7 million of compensation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $1.5 million of compensation expense for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008, when the Company first established its earning goals for the Retention Program in March 2008. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $6.7 million and $6.4 million of depreciation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $13.2 million of depreciation expense for six months ended June 30, 2009 compared to $6.4 million for the same period in 2008. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs in our Consumer group. As of June 30, 2009, we had a consumer customer base of approximately 450,600 subscribers that generated consumer revenues of $104.2 million and $202.9 million for the three and six months ended June 30, 2009, respectively.

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

On June 8, 2009, HNS entered into an agreement with Space Systems/Loral, Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company anticipates launching the HTS in the first quarter of 2012.

On May 27, 2009, HNS completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. HNS intends to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

On March 12, 2009, we invested $13.0 million in the convertible preferred stock of Hughes Telematics, Inc. (“HTI Preferred Stock”) as part of a $50.0 million private placement. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, our outstanding HTI Preferred Stock was converted into HTI common stock, subject to a six-month lockup. In connection with the Merger, we also received certain additional common shares of HTI that are subject to HTI achieving certain “earn-out” targets over five years. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock.

HNS has contracted with Hughes Systique Corporation (“Hughes Systique”) for software development services. The Company acquired equity investments in Hughes Systique Series A preferred shares (“HSC Preferred Shares”) of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of June 30, 2009, on an undiluted basis, our ownership in Hughes Systique was approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique was approximately 25.61%. Pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, we are required to consolidate Hughes Systique’s results of operations in our operating results for periods beginning on or after March 12, 2009.

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

Market trends impacting our revenues—The following tables present our revenues by segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended
	June 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$173,383	$149,276	$24,107	16.1%
Hardware sales	82,444	116,366	(33,922)	(29.2)%
Total revenues	$255,827	$265,642	$(9,815)	(3.7)%
Revenues by end market:
North America Broadband:
Consumer	$104,206	$93,292	$10,914	11.7%
Enterprise	71,036	67,949	3,087	4.5%
Total North America Broadband	175,242	161,241	14,001	8.7%
International Broadband:
Enterprise	50,520	65,469	(14,949)	(22.8)%
Telecom Systems:
Mobile Satellite Systems	19,369	28,495	(9,126)	(32.0)%
Telematics	7,659	6,086	1,573	25.8%
Terrestrial Microwave	2,316	4,199	(1,883)	(44.8)%
Total Telecom Systems	29,344	38,780	(9,436)	(24.3)%
Corporate and Other	721	152	569	374.3%
Total revenues	$255,827	$265,642	$(9,815)	(3.7)%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended June 30, 2009 and 2008:

	As of or For the
	Three Months Ended June 30,		Variance
	2009	2008	Amount	%
Churn rate	2.27%	2.31%	(0.04)%	(1.7)%
ARPU	$70	$68	$2	2.9%
Average monthly gross subscriber additions	16,600	12,300	4,300	35.0%
Subscribers	473,100	409,900	63,200	15.4%

North America Broadband Segment

Revenue from our Consumer group for the three months ended June 30, 2009 increased by 11.7% to $104.2 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of June 30, 2009 and 2008, we achieved a total subscription base of 473,100 and 409,900, respectively, which included 22,500 and 13,200 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the three months ended June 30, 2009, ARPU was $70 compared to $68 for the same period in 2008.

Revenue from our North American Enterprise group for the three months ended June 30, 2009 increased by 4.5% to $71.0 million compared to the same period in 2008, primarily due to an increase in our managed services business. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Enterprise group for the three months ended June 30, 2009 decreased by 22.8% to $50.5 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $6.9 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 10,000 as of June 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended June 30, 2009 decreased by 24.3% to $29.3 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues fluctuate on a quarter to quarter basis.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended
	June 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$335,748	$298,173	$37,575	12.6%
Hardware sales	160,294	204,629	(44,335)	(21.7)%
Total revenues	$496,042	$502,802	$(6,760)	(1.3)%
Revenues by end market:
North America Broadband:
Consumer	$202,935	$184,887	$18,048	9.8%
Enterprise	137,915	133,144	4,771	3.6%
Total North America Broadband	340,850	318,031	22,819	7.2%
International Broadband:
Enterprise	95,404	110,065	(14,661)	(13.3)%
Telecom Systems:
Mobile Satellite Systems	37,835	54,153	(16,318)	(30.1)%
Telematics	14,728	12,192	2,536	20.8%
Terrestrial Microwave	6,043	8,069	(2,026)	(25.1)%
Total Telecom Systems	58,606	74,414	(15,808)	(21.2)%
Corporate and Other	1,182	292	890	304.8%
Total revenues	$496,042	$502,802	$(6,760)	(1.3)%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the six months ended June 30, 2009 and 2008:

	As of or For the
	Six Months Ended June 30,		Variance
	2009	2008	Amount	%
Churn rate	2.28%	2.24%	0.04%	1.8%
ARPU	$69	$67	$2	3.0%
Average monthly gross subscriber additions	17,100	14,000	3,100	22.1%
Subscribers	473,100	409,900	63,200	15.4%

North America Broadband Segment

Revenue from our Consumer group for the six months ended June 30, 2009 increased by 9.8% to $202.9 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of June 30, 2009 and 2008, we achieved a total subscription base of 473,100 and 409,900, respectively, which included 22,500 and 13,200 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the six months ended June 30, 2009, ARPU was $69 compared to $67 for the same period in 2008.

Revenue from our North American Enterprise group for the six months ended June 30, 2009 increased by 3.6% to $137.9 million compared to the same period in 2008, primarily due to an increase in our managed services business. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Enterprise group for the six months ended June 30, 2009 decreased by 13.3% to $95.4 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $16.6 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 10,000 as of June 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the six months ended June 30, 2009 decreased by 21.2% to $58.6 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues fluctuate on a quarter to quarter basis.

Cost of Services—Our cost of services primarily consists of transponder capacity leases, hub infrastructure, customer care, wire line and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$173,383	$149,276	$24,107	16.1%
Hardware sales	82,444	116,366	(33,922)	(29.2)%
Total revenues	$255,827	$265,642	$(9,815)	(3.7)%
% of revenue to total revenues:
Services revenues	67.8%	56.2%
Hardware sales	32.2%	43.8%

Services Revenues

Services revenue increased primarily due to a revenue increase of $14.2 million from our Consumer group to $94.2 million for the three months ended June 30, 2009 compared to $80.0 million for the same period in 2008. The increase was primarily due to growth in our consumer subscriber base due in part to the election by customers to utilize the consumer rental program, for which the Company recognized $3.3 million of services revenue for the three months ended June 30, 2009. There was no services revenue related to the consumer rental program for the three months ended June 30, 2008 as it was not introduced to our consumer customers until September 2008. Also contributing to the increase in services revenues was revenue growth of $2.2 million from our North America Enterprise group to $40.3 million for the three months ended June 30, 2009 compared to $38.1 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the second quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $5.8 million to $30.5 million for the three months ended June 30, 2009 from $24.7 million for the same period in 2008, primarily due to an increase in the numbers of enterprise sites in service across Europe and Brazil. In addition, services revenue from our Telecom Systems segment increased by $1.4 million to $7.7 million mainly due to revenue growth in the Telematics group for the three months ended June 30, 2009 from $6.3 million for the same period in 2008.

Hardware Sales

Hardware sales decreased primarily due to the reduction in hardware sales from our International Broadband segment of $20.8 million to $20.0 million for the three months ended June 30, 2009 compared to $40.8 million for the same period in 2008. The decrease was primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

In addition, hardware sales from our Telecom Systems segment decreased $10.9 million to $21.6 million for the three months ended June 30, 2009 compared to $32.5 million for the same period in 2008, primarily due to several development contracts reaching their completion stage. Hardware sales from our North America Broadband segment decreased $2.3 million to $40.8 million for the three months ended June 30, 2009 compared to $43.1 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $3.3 million to $10.0 million for the three months ended June 30, 2009 compared to $13.3 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Partially offsetting the decrease in hardware sales was a slight increase in revenue from our North America Enterprise group as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

Cost of Revenues

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$111,059	$101,694	$9,365	9.2%
Cost of hardware products sold	77,283	97,541	(20,258)	(20.8)%
Total cost of revenues	$188,342	$199,235	$(10,893)	(5.5)%
Services cost as a % of services revenues	64.1%	68.1%
Hardware cost as a % of hardware revenues	93.7%	83.8%

Cost of Services

Cost of services increased mainly due to higher fixed expenses of $2.4 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, and depreciation expense increased by $7.1million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $3.8 million for the three months ended June 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to reduction of $11.6 million in costs from our International Broadband segment to $13.9 million for the three months ended June 30, 2009 compared to $25.5 million for the same period in 2008 as a result of the decrease in hardware sales. In addition, cost of hardware products sold from our Telecom Systems segment decreased by $8.2 million mainly attributable to lower sales in the Mobile Satellite group.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$46,144	$41,501	$4,643	11.2%
% of revenue	18.0%	15.6%

SG&A expense increased mainly due to higher marketing costs of $4.1 million, primarily in our North America operations as we increased targeted spending for our consumer business.

Loss on impairments

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairments	$45,400	$-	$45,400	*
% of revenue	17.7%	0.0%
* Percentage not meaningful.

As result of our evaluation of the Deposit, we concluded that the value of the Deposit was impaired and have recorded an impairment loss of $44.4 million in the current quarter. For further discussion of the impairment loss, see Note 9—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, we recognized $1.0 million loss for the three months ended June 30, 2009 related to the impairment of a cost method investment, which management believes to be an other-than-temporary-impairment.

Research and Development

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$5,698	$7,176	$(1,478)	(20.6)%
% of revenue	2.2%	2.7%

Research and development decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$1,504	$1,667	$(163)	(9.8)%
% of revenue	0.6%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of SFAS No. 109, “Accounting for Income Taxes.”

Operating Income (Loss)

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(31,261)	$16,063	$(47,324)	(294.6)%
% of revenue	(12.2)%	6.0%

The decrease in operating income was significantly impacted by the recognition of $44.4 million impairment loss associated with the Deposit and $1.0 million impairment loss of a cost method investment, which management believes to be an other-than-temporary-impairment, in the current quarter. For further discussion of the impairment loss related to the Deposit, see Note 9—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events that occurred in 2008, which support the retention of employees and our future growth, also impacted our operating results for the three months ended June 30, 2009. The first event relates to the effect of the Retention Program, which resulted in the Company recognizing $0.6 million and $0.7 million of compensation expense for the three months ended June 30, 2009 and 2008, respectively. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $6.7 million and $6.4 million of depreciation expense for the three months ended June 30, 2009 and 2008, respectively.

Interest Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$15,554	$13,902	$1,652	11.9%

Interest expense primarily relates to interest accrued on the 2009 Senior Notes, the $450 million unsecured senior notes (the “2006 Senior Notes”) and the $115 million borrowing under the term loan facility (the “Term Loan Facility”). The increase in interest expense was mainly due to the offering of 2009 Senior Notes on May 27, 2009, for which the Company recognized $1.7 million of interest expense and accretion of the original issue discount associated with the 2009 Senior Notes in the current quarter.

Interest and Other Income (Loss), Net

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$207	$867	$(660)	(76.1)%
Other income (loss), net	(345)	58	(403)	(694.8)%
Total interest and other income (loss), net	$(138)	$925	$(1,063)	(114.9)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the three months ended June 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments such as money market funds.

Income Tax Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$479	$1,195	$(716)	(59.9)%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the three months ended June 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$335,748	$298,173	$37,575	12.6%
Hardware sales	160,294	204,629	(44,335)	(21.7)%
Total revenues	$496,042	$502,802	$(6,760)	(1.3)%
% of revenue to total revenues:
Services revenues	67.7%	59.3%
Hardware sales	32.3%	40.7%

Services Revenues

Services revenue increased primarily due to a revenue increase of $24.9 million from our Consumer group to $181.4 million for the six months ended June 30, 2009 compared to $156.5 million for the same period in 2008. The increase was primarily due to growth in our consumer subscriber base due in part to the election by customers to utilize the consumer rental program, for which the Company recognized $5.1 million of services revenue for the six months ended June 30, 2009. There was no services revenue related to the consumer rental program for the six months ended June 30, 2008 as it was not introduced to our consumer customers until September 2008. Also contributing to the increase in services revenues was revenue growth of $7.3 million from our North America Enterprise group to $81.5 million for the six months ended June 30, 2009 compared to $74.2 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to the increase in services revenue was a revenue increase of $2.5 million from our International Broadband segment to $56.6 million for the six months ended June 30, 2009 from $54.1 million for the same period in 2008, primarily due to the continued growth in our Brazil revenues as the number of sites in service approached 10,000 as of June 30, 2009.

Hardware Sales

Hardware sales decreased mainly due to a revenue decrease of $9.3 million from our North America Broadband segment to $78.0 million for the six months ended June 30, 2009 compared to $87.3 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $6.9 million to $21.5 million for the six months ended June 30, 2009 compared to $28.4 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Revenue from our North America Enterprise group also decreased by $2.4 million to $56.5 million for the six months ended June 30, 2009 compared to $58.9 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

In addition, hardware sales from our Telecom Systems segment decreased $17.8 million to $43.5 million for the six months ended June 30, 2009 compared to $61.3 million for the same period in 2008. The decrease was mainly due to several development contracts reaching their completion stage.

Also contributing to the decrease in hardware sales was a revenue reduction of $17.2 million from our International Broadband segment to $38.8 million for the six months ended June 30, 2009 compared to $56.0 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Cost of Revenues

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$217,729	$195,911	$21,818	11.1%
Cost of hardware products sold	151,488	174,339	(22,851)	(13.1)%
Total cost of revenues	$369,217	$370,250	$(1,033)	(0.3)%
Services cost as a % of services revenues	64.8%	65.7%
Hardware cost as a % of hardware revenues	94.5%	85.2%

Cost of Services

Cost of services increased mainly due to higher fixed expenses of $11.7 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, and depreciation expense increased by $12.7 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $6.0 million for the six months ended June 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to reduction of $13.9 million in costs from our Telecom Systems segment resulting from lower sales in the Mobile Satellite group. In addition, cost of hardware products sold from our International Broadband segment decreased by $7.7 million to $26.7 million for the six months ended June 30, 2009 compared to $34.4 million for the same period in 2008 as a result of the decrease in hardware sales.

Selling, General and Administrative (SG&A) Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$90,385	$90,656	$(271)	(0.3)%
% of revenue	18.2%	18.0%

For the six months ended June 30, 2009, SG&A expense remained flat. SG&A expense increased by higher marketing costs of $7.7 million, primarily in our North America operations as we increased targeted spending for our consumer business; however, the increase was offset by lower compensation expense of $7.9 million related to the Retention Program.

Loss on impairments

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairments	$45,400	$-	$45,400	*
% of revenue	9.2%	0.0%
* Percentage not meaningful.

As result of our evaluation of the Deposit, we concluded that the value of the Deposit was impaired and have recorded an impairment loss of $44.4 million for the six months ended June 30, 2009. For further discussion of the impairment loss, see Note 9—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, we recognized $1.0 million loss for the six months ended June 30, 2009 related to the impairment of a cost method investment, which management believes to be an other-than-temporary-impairment.

Research and Development

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$11,049	$13,252	$(2,203)	(16.6)%
% of revenue	2.2%	2.6%

Research and development decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$2,889	$3,275	$(386)	(11.8)%
% of revenue	0.6%	0.7%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of SFAS No. 109.

Operating Income (Loss)

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(22,898)	$25,369	$(48,267)	(190.3)%
% of revenue	(4.6)%	5.0%

The decrease in operating income was significantly impacted by the recognition of $44.4 million impairment loss associated with the Deposit and $1.0 million impairment loss of a cost method investment in the current quarter. For further discussion of the impairment loss related to the Deposit, see Note 9—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events occurred in 2008, which support the retention of employees and our future growth, also impacted our operating results for the six months ended June 30, 2009. The first events relates to the effect of the Retention Program, which resulted in the Company recognizing $1.5 million of compensation expense for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008, when the Company first established its earning goals for the Retention Program in March 2008. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $13.2 million of depreciation expense for six months ended June 30, 2009 compared to $6.4 million for the same period in 2008.

Interest Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$29,390	$23,210	$6,180	26.6%

Interest expense primarily relates to interest accrued on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility. The increase in interest expense was mainly due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008. For the six months ended June 30, 2008, the Company capitalized $4.8 million of interest expense associated with the construction and launch of the satellite. Also contributing to the increase in interest expense was the offering of 2009 Senior Notes on May 27, 2009, for which the Company recognized $1.7 million of interest expense and accretion of the original issue discount associated with the 2009 Senior Notes for the six months ended June 30, 2009.

Interest and Other Income (Loss), Net

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$527	$2,330	$(1,803)	(77.4)%
Other income (loss), net	(345)	89	(434)	(487.6)%
Total interest and other income (loss), net	$182	$2,419	$(2,237)	(92.5)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the six months ended June 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments such as money market funds.

Income Tax (Expense) Benefit

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax (expense) benefit	$176	$(1,835)	$2,011	109.6%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the six months ended June 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$36,939	$13,765	$23,174	168.4%
Investing activities	$(60,105)	$(58,675)	$1,430	2.4%
Financing activities	$131,024	$86,959	$44,065	50.7%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $14.5 million. In addition, our net income, prior to depreciation and amortization expense of $46.3 million and impairment losses of $45.4 million, increased by $7.3 million for the six months ended June 30, 2009.

Net Cash Flows from Investing Activities

The slight increase in net cash used in investing activities was mainly due to higher capital expenditures of $10.1 million for the six months ended June 30, 2009 compared to the same period in 2008, as set forth in the table below. Offsetting the increase was the Helius acquisition of $10.5 million, which occurred in February 2008, compared to no acquisition activity in 2009.

Capital expenditures for the six months ended June 30, 2009 and 2008 are shown as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$47,852	$11,381	$36,471
Capitalized software	7,762	7,079	683
Capital expenditures—other	4,112	5,247	(1,135)
SPACEWAY program	1,260	25,826	(24,566)
VSAT operating lease hardware	77	1,388	(1,311)
Total capital expenditures	$61,063	$50,921	$10,142

Net Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from HNS’ private debt offering completed on May 27, 2009. The increase was partially offset by the net cash proceeds of $93.0 million related to the Company’s equity offering that occurred in 2008.

Future Liquidity Requirements

As of June 30, 2009, our Cash and cash equivalents was $310.2 million and our total debt was $722.3 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

On May 27, 2009, HNS completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. HNS intends to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. HNS filed a registration statement relating to the exchange offer for the 2009 Senior Notes pursuant to the registration rights agreement which was declared effective by the SEC on July 17, 2009, at which time HNS commenced an exchange offer for the 2009 Senior Notes. The expiration date for the exchange offer is August 14, 2009, unless extended. As of June 30, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”) respectively. As of June 30, 2009, HNS had recorded $3.0 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2009 and December 31, 2008, HNS had recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes. As of June 30, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P respectively.

HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at HNS’ option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of June 30, 2009, the total outstanding letters of credit under the Revolving Credit Facility was $2.9 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of June 30, 2009 was $47.1 million. As of June 30, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. As of June 30, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the net assets of HNS. At June 30, 2009 and December 31, 2008, HNS’ consolidated net assets were $193.1 million and $230.8 million, respectively. Management believes that the Company was in compliance with all of its debt covenants at June 30, 2009.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Rials, respectively. The balances outstanding at June 30, 2009 and December 31, 2008 were an aggregate of $5.1 million and $2.6 million, respectively. Our Indian subsidiary may be restricted from paying dividends to HNS under the terms of these loans.

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

On February 4, 2008, we completed the acquisition of Helius, Inc. in connection with the merger agreement that we entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., our wholly-owned subsidiary, and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, we paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals. As of June 30, 2009, we performed an evaluation on Helius’ operating results and expect that Helius will not meet the performance goals. As a result, we do not expect to pay the Contingent Payment.

On August 8, 2007, we filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In the event HNS issues debt securities pursuant to the shelf registration statement, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of HNS’ and HNS Finance Corp.’s obligations under the debt securities. On May 21, 2008, we made an equity offering to sell 2,000,000 shares of our common stock, par value $0.001 per share for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. The equity offering closed on May 28, 2008 and as a result, we raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at June 30, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of our new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below and as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes to our contractual obligations since December 31, 2008.

The 2009 Senior Notes mature on April 15, 2014. Interest payments on the 2009 Senior Notes are paid semi-annually in arrears on April 15 and October 15, beginning on October 15, 2009, and are estimated to be approximately $10.1 million for the year ending December 31, 2009 and $14.3 million for each of the years ending December 31, 2010 through 2014.

In June 2009, HNS entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company is obligated to pay an aggregate of approximately $252.0 million for the construction of the HTS and has agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. The Company anticipates launching the HTS in the first quarter of 2012.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 19—Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support contract bids or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of June 30, 2009, we had $17.2 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.9 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.8 million related to insurance bonds; and $11.9 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 5, 2009 (File number 001-33040).

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as the Company’s international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At June 30, 2009, the Company and its foreign subsidiaries had an estimated $18.8 million of foreign currency denominated receivables and payables outstanding, of which $9.4 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at June 30, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of June 30, 2009.

Marketable Securities Risk

We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. As a result of the current adverse market conditions, we preserve our cash value by holding it in money market funds invested in the U.S. Government Treasury and Agency Securities. At June 30, 2009, we did not have any investment in marketable securities.

Interest Rate Risk

HNS’ Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 10 to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

In March 2009, HNS received an arbitral award against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling HNS to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by HNS on June 28, 2007 relating to its SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of HNS’ SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA we were entitled to terminate due to the launch delay and receive a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that HNS had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in HNS’ favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying unaudited Condensed Consolidated Statements of Operations included in Part I-Item 1 of this report.

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. Plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Based on the Company’s investigation, the Company believes that the allegations in both complaints are not meritorious and the Company intends to vigorously defend these matters.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A.           Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I-Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 15, 2009. At the Annual Meeting, each of the seven nominees to the board of directors was elected for a one-year term by the stockholders, with votes cast as follows:

Nominee	Votes For	Votes Withheld
Andrew D. Africk	18,231,634	2,450,043
O. Gene Gabbard	20,610,500	71,177
Pradman P. Kaul	19,902,416	779,261
Jeffrey A. Leddy	19,860,566	821,111
Lawrence Ruisi	20,610,837	70,840
Aaron J. Stone	18,233,375	2,448,302
Michael Weiner	19,353,728	1,327,949

The stockholders also approved the other proposal placed before the Annual Meeting, with the votes cast as follows:

Proposal	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Approval of amendment to the Hughes Hughes Communications, Inc. 2006 Equity and Incentive Plan.	14,956,839	2,743,749	9,030	2,972,059
Approval of the Hughes Network Systems, LLC Amended and Restated Bonus Unit Plan.	17,600,488	98,447	10, 683	2,972,059
Ratification of the appointment of Deloitte & Touche LLP as the company’s independent registered public accountant	20,633,719	45,239	2,719	-

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit
Number	Description
4.1
Indenture, dated as of May 27, 2009 among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

4.2
Registration Rights Agreement, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS finance Corp., the guarantors listed on Schedule I thereto and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

10.1*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (Confidential treatment has been requested for certain portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission).

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

Date: August 7, 2009	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)