Form 10-Q
period 2009-09-30
Hughes Communications, Inc.
filed 2009-11-04
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2009 was 21,601,209.

i

PART I—FINANCIAL INFORMATION

Item 1.              Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$289,270	$203,816
Marketable securities	37,114	-
Receivables, net	166,866	200,373
Inventories	67,226	65,485
Prepaid expenses and other	25,414	20,926
Total current assets	585,890	490,600
Property, net	569,822	507,270
Capitalized software costs, net	51,206	51,454
Intangible assets, net	16,748	19,780
Goodwill	5,093	2,661
Other assets	84,332	118,628
Total assets	$1,313,091	$1,190,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,988	$82,939
Short-term debt	6,395	8,252
Accrued liabilities and other	167,904	159,041
Total current liabilities	279,287	250,232
Long-term debt	714,826	578,298
Other long-term liabilities	13,313	18,005
Total liabilities	1,007,426	846,535
Commitments and contingencies
Equity:
Hughes Communications, Inc. ("HCI") stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,575,384 shares and 21,514,963 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	22	22
Additional paid in capital	728,927	724,558
Accumulated deficit	(412,910)	(357,850)
Accumulated other comprehensive loss	(19,034)	(28,583)
Total HCI stockholders' equity	297,005	338,147
Noncontrolling interests	8,660	5,711
Total equity	305,665	343,858
Total liabilities and equity	$1,313,091	$1,190,393

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Services revenues	$176,253	$156,919	$512,001	$455,092
Hardware sales	75,164	114,860	235,458	319,489
Total revenues	251,417	271,779	747,459	774,581
Operating costs and expenses:
Cost of services	108,768	105,988	326,497	301,899
Cost of hardware products sold	73,646	96,881	225,134	271,220
Selling, general and administrative	46,457	42,386	136,842	133,042
Loss on impairments	-	-	45,400	-
Research and development	5,453	6,493	16,502	19,745
Amortization of intangible assets	1,472	1,629	4,361	4,904
Total operating costs and expenses	235,796	253,377	754,736	730,810
Operating income (loss)	15,621	18,402	(7,277)	43,771
Other income (expense):
Interest expense	(17,735)	(14,095)	(47,125)	(37,305)
Interest income	501	1,334	1,028	3,664
Other income (loss), net	50	6	(295)	95
Income (loss) before income tax expense and equity in earnings (losses) of unconsolidated affiliates	(1,563)	5,647	(53,669)	10,225
Income tax expense	(966)	(2,295)	(790)	(4,130)
Equity in earnings (losses) of unconsolidated affiliates	-	(129)	170	(301)
Net income (loss)	(2,529)	3,223	(54,289)	5,794
Net income attributable to the noncontrolling interests	(93)	(39)	(771)	(127)
Net income (loss) attributable to HCI stockholders	$(2,622)	$3,184	$(55,060)	$5,667
Earnings (loss) per share:
Basic	$(0.12)	$0.15	$(2.58)	$0.28
Diluted	$(0.12)	$0.15	$(2.58)	$0.28
Shares used in computation of per share data:
Basic	21,379,611	21,274,506	21,368,101	19,969,850
Diluted	21,379,611	21,579,006	21,368,101	20,313,373

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	HCI Stockholders' Equity
				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Loss	Interests	Total
Balance at December 31, 2008	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation	-	-	-	-	3,372	3,372
Vesting of restricted stock awards	-	(708)	-	-	-	(708)
Shared-based compensation	-	5,473	-	-	-	5,473
Purchase of subsidiaries shares from noncontrolling interests		(396)		(19)	(430)	(845)
Comprehensive income:
Net income (loss)			(55,060)		771	(54,289)
Foreign currency translation adjustments				6,645	(764)	5,881
Reclassification of realized loss on hedging instruments				3,275	-	3,275
Unrealized gain on hedging instruments				2,639	-	2,639
Unrealized loss on available- for-sale securities				(2,991)	-	(2,991)
Balance at September 30, 2009	$22	$728,927	$(412,910)	$(19,034)	$8,660	$305,665

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(54,289)	$5,794
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	73,209	48,908
Amortization of debt issuance costs	1,452	1,056
Equity plan compensation expense	5,473	3,991
Equity in (earnings) losses from unconsolidated affiliates	(170)	301
Loss on impairments	45,400	-
Other	581	18
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	37,720	12,731
Inventories	(745)	(8,015)
Prepaid expenses and other	(2,026)	(18,623)
Accounts payable	22,534	10,476
Accrued liabilities and other	(18,567)	(16,704)
Net cash provided by operating activities	110,572	39,933
Cash flows from investing activities:
Change in restricted cash	31	3,047
Purchases of marketable securities	(37,117)	(2,070)
Proceeds from sales of marketable securities	-	8,570
Expenditures for property	(93,994)	(52,991)
Expenditures for capitalized software	(10,315)	(10,526)
Proceeds from sale of property	339	104
Acquisition of Helius, Inc., net of cash received	-	(10,543)
Cash acquired, consolidation of Hughes Systique Corporation	828	-
Long-term loan	(10,000)	-
Investment in Hughes Systique Corporation	-	(1,500)
Hughes Systique Corporation note receivables	-	(500)
Other, net	(830)	-
Net cash used in investing activities	(151,058)	(66,409)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	(1,315)	403
Proceeds from equity offering	-	93,046
Proceeds from exercise of stock options	-	75
Long-term debt borrowings	142,318	2,539
Repayment of long-term debt	(6,834)	(11,449)
Debt issuance costs	(4,612)	-
Net cash provided by financing activities	129,557	84,614
Effect of exchange rate changes on cash and cash equivalents	(3,617)	5,059
Net increase in cash and cash equivalents	85,454	63,197
Cash and cash equivalents at beginning of the period	203,816	134,092
Cash and cash equivalents at end of the period	$289,270	$197,289
Supplemental cash flow information:
Cash paid for interest	$29,200	$30,011
Cash paid for income taxes	$3,700	$2,559
Supplemental non-cash disclosures related to:
Investment in Hughes Telematics, Inc.	$13,000	-
Consolidation of Hughes Systique Corporation	$5,328	-

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

    Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware corporation on June 23, 2005. The Company is a publicly-traded company and its stock trades on the National Association of Securities Dealers Automated Quotations System—Global Select Market (“NASDAQ”) under the symbol “HUGH.” The Company operates its business primarily through its wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”), a telecommunications company.

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

Basis of Presentation

    The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC” or the “Codification”) 810, “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial condition, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2009 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

    Effective January 1, 2009, we adopted the update to ASC 810 relating to noncontrolling interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, the update impacted the presentation and disclosure of noncontrolling interests on our consolidated financial statements. As a result, certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

    All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated. We have evaluated our subsequent events through November 3, 2009, which is the date the financial statements were available to be issued.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements

    The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

New Accounting Pronouncements

In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousand of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB only considers the ASU as update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report is provided in accordance with the Codification.

Recently Adopted Accounting Guidance

    In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740, “Income Taxes,” on accounting for uncertainty in income taxes and related disclosure for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on our income tax disclosure and financial statements.

    In August 2009, the FASB issued ASU 2009-5, effective for reporting periods beginning after October 1, 2009, to revise ASC 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available. The adoption of the guidance in ASU 2009-5 did not have a material impact on our financial statements.

    In May 2009, the FASB amended ASC 855, “Subsequent Events,” effective for reporting periods ending after June 15, 2009, to established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on our financial statements.

In April 2009, the FASB amended ASC 820, effective for reporting periods ending after June 15, 2009, to provide guidance on (i) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (ii) identifying whether a transaction is distressed or forced. The adoption of the amendment did not have a material impact on our financial statements.

In April 2009, the FASB amended ASC 320, “Investments—Debt and Equity Securities”, effective for reporting periods ending after June 15, 2009, to provide guidance on measuring other-than-temporary impairments for debt securities and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of the amendment did not have a material impact on our financial statements.

In April 2009, the FASB amended ASC 825, “Financial Instruments,” effective for reporting periods ending after June 15, 2009, requiring companies to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. The adoption of the amendment did not have a material impact on our disclosures about the fair values of financial instruments.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In March 2008, the FASB amended ASC 815, “Derivative and Hedging,” effective for statements issued for fiscal years and interim periods beginning after November 15, 2008, to expand the disclosure requirements for derivative instruments and hedging activities. The adoption of the amendment did not have a material impact on our disclosures about derivative instruments and hedging activities.

    In February 2008, the FASB amended ASC 820 to delay the effective date of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of fair value measurements for non-financial assets and liabilities did not have a material impact on our financial statements.

In December 2007, the FASB amended ASC 810, effective for fiscal years and interim periods beginning on or after December 15, 2008, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of the amendment did not have a material impact on our financial statements.

Accounting Guidance Not Yet Effective

    In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

    In October 2009, the FASB issued ASU 2009-13 amending certain criteria and disclosures of ASC 605 related to multiple-deliverable arrangements. Among other things, ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

    In June 2009, the FASB amended ASC 810 changing certain consolidation guidance and improved financial reporting requirements by enterprises involved with variable interest entities, which is effective for us beginning January 1, 2010. We believe the adoption of the amendments will not have a material impact on our financial statements.

Note 2:	Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment in accordance with ASC 805, “Business Combinations,” which was formerly issued under SFAS No. 141, “Business Combinations.” As of September 30, 2009, we performed an evaluation of Helius’ operating results and expect that Helius will not meet the Performance Goals. As a result, we do not expect to pay the Contingent Payment. However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

    The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with ASC 805-30, “Goodwill or Gain from Bargain Purchase, Including Consideration Transferred.” We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008.

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

    Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets at the acquisition date were as follows (in thousands):

	Weighted Average Useful Lives (years)	Amount
Customer relationships	8	$4,260
Patented technology	8	2,870
Trademarks	2	470
Total amortizable intangible assets	8	$7,600

    The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’ results of operations were not material to our consolidated financial statements.

Note 3:	Hughes Systique Corporation

    Hughes Systique Corporation (“Hughes Systique”) is a communications consulting and software company. HNS has contracts with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our Chief Executive Officer (“CEO”) and President and certain former employees of HNS, including Pradeep Kaul, who is the CEO and President of Hughes Systique, HNS’ former Executive Vice President and the brother of our CEO and President. The Company acquired an equity investment in Hughes Systique Series A Preferred Stock (“HSC Preferred Stock”) of $3.0 million and $1.5 million in October 2005 and January 2008, respectively.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In February 2008, the Company and Nextwave Broadband Inc. (“Nextwave”), a former significant shareholder of Hughes Systique, agreed to make available to Hughes Systique a term loan facility (the “Loan”) of up to $3.0 million. Under the Loan, each loan request must be at least $1.0 million, and the Loan was to be funded equally by the Company and Nextwave. The Loan has a fixed interest rate of 6%, and it is convertible into common shares of Hughes Systique upon non-payment or an event of default. Hughes Systique has the option to pay the interest annually or to convert the interest to principal as a “payment in kind.” In February 2008, the Company and Nextwave each funded $0.5 million as part of a $1.0 million loan drawdown. In March 2009, Hughes Systique requested and the Company funded the remaining $1.0 million of its original $1.5 million loan commitment. As a result, the Company is not obligated to provide any further funding to Hughes Systique under the Loan.

    On March 11, 2009, Hughes Systique entered into a termination and settlement agreement with Nextwave. The Termination Agreement provided for the following: (i) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; (ii) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; and (iii) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Stock, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. Pursuant to ASC 810, these transactions caused a reconsideration event on March 11, 2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on or after March 12, 2009 (the “Consolidation Date”). In accordance with ASC 805, the basis of Hughes Systique’s assets and liabilities were adjusted to their fair values. The excess of the fair value of the net assets consolidated from Hughes Systique over their carrying value has been reflected as goodwill in accordance with ASC 805. We believe that the goodwill resulting from the consolidation of Hughes Systique corresponds to the expected synergies that will generate long-term revenue growth and cost savings for the Company and its subsidiaries. The total amount of goodwill is not expected to be deductible for tax purposes. The following table summarizes the fair values of Hughes Systique’s assets and liabilities at the Consolidation Date (in thousands):

Amount
Current assets	$5,250
Property	717
Intangible assets	1,329
Goodwill	2,432
Total assets	9,728
Current liabilities	(2,808)
Long-term liabilities	(763)
Total liabilities	(3,571)
Net assets consolidated prior to noncontrolling interest	6,157
Noncontrolling interest	(3,372)
Net assets consolidated	$2,785

    Based on the valuation of Hughes Systique’s intangible assets, using an income approach, the fair values of the intangible assets at the Consolidation Date were as follows (in thousands):
	Weighted Average Useful Lives (years)	Amount
Customer relationships	7	$620
Favorable leases	3	629
Backlog	2	80
Total amortizable intangible assets	5	$1,329

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    For the three and nine months ended September 30, 2009 (since the acquisition date), Hughes Systique’s revenues, after eliminating inter-company transactions, were $0.8 million and $1.7 million, respectively. Pro forma financial statements are not presented for Hughes Systique as its results of operations were not material to the Company’s consolidated financial statements.

Note 4:	Marketable Securities

    The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized	Estimated
	Basis	Losses	Fair Values
September 30, 2009:
U.S. government bonds and treasury bills	$22,132	$(3)	$22,129
Money market instruments	14,985	-	14,985
Total available-for-sale securities	$37,117	$(3)	$37,114
December 31, 2008:
Total available-for-sale securities	$-	$-	$-

    The unrealized losses for the nine months ended September 30, 2009 were not material. The investments in U.S. government bonds and treasury bills have AAA/Aaa ratings from S&P and Moody’s, respectively. The investments in money market instruments have A-1/P-1 ratings from S&P and Moody’s, respectively. All investments mature within one year.

Note 5:	Receivables, Net

    Receivables, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade receivables	$155,836	$177,798
Contracts in process	20,622	30,412
Other receivables	3,665	1,714
Total receivables	180,123	209,924
Allowance for doubtful accounts	(13,257)	(9,551)
Total receivables, net	$166,866	$200,373

    Trade receivables included $11.7 million and $6.8 million of amounts due from affiliates as of September 30, 2009 and December 31, 2008, respectively. Advances and progress billings offset against contracts in process amounted to $1.5 million and $13.9 million as of September 30, 2009 and December 31, 2008, respectively.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Inventories

    Inventories consisted of the following (in thousands):
	September 30,	December 31,
	2009	2008
Production materials and supplies	$7,663	$10,268
Work in process	19,005	12,445
Finished goods	40,558	42,772
Total inventories	$67,226	$65,485

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

Note 7:	Property, Net

    Property, net consisted of the following (dollars in thousands):
		Estimated Useful Lives	September 30,	December 31,
		(years)	2009	2008
	Land and improvements	10	$5,880	$5,871
Buildings and leasehold improvements		2 - 30	32,318	28,090
	Satellite related assets	15	380,394	380,394
	Machinery and equipment	1 - 7	223,433	134,544
VSAT operating lease hardware		2 - 5	39,168	42,741
	Furniture and fixtures	5 - 7	1,528	1,092
Construction in progress	—Jupiter		41,418	-
	—Other		10,299	25,180
	Total property		734,438	617,912
	Accumulated depreciation		(164,616)	(110,642)
	Total property, net		$569,822	$507,270

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

    In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. In July 2009, we began the construction of the satellite and capitalized costs associated with the construction of the satellite, including interest incurred and other direct costs related to the satellite. We anticipate launching Jupiter in the first quarter of 2012.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For each of the three and nine months ended September 30, 2009, we capitalized $0.4 million of interest related to the construction of Jupiter. In 2008, we capitalized $4.8 million of interest related to the construction of SPACEWAY 3 in the first quarter of 2008 and none for the three months ended September 30, 2008 as we placed SPACEWAY 3 into service in April 2008.

Note 8:	Intangible Assets, Net

    Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2009:
Backlog and customer relationships	2 - 8	$22,792	$(15,463)	$7,329
Patented technology and trademarks	2 - 10	16,393	(7,481)	8,912
Favorable leases	3	629	(122)	507
Total intangible assets, net		$39,814	$(23,066)	$16,748
December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382
Total intangible assets, net		$38,485	$(18,705)	$19,780

    We amortize the recorded values of our intangible assets over their estimated useful lives. As of September 30, 2009, our intangible assets included $1.3 million of intangible assets resulting from the consolidation of Hughes Systique as discussed in Note 3—Hughes Systique Corporation. We recorded amortization expense of $1.5 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively.

    Estimated future amortization expense as of September 30, 2009 was as follows (in thousands):
Amount
Remaining three months ending December 31, 2009	$1,473
Year ending December 31,
2010	3,255
2011	3,200
2012	3,025
2013	2,990
2014	1,358
Thereafter	1,447
Total estimated future amortization expense	$16,748

Note 9:	Goodwill

    Goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2008	$2,661
Goodwill related to consolidation of Hughes Systique	2,432
Total goodwill at September 30, 2009	$5,093

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10:	Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Subscriber acquisition costs	$33,309	$43,361
Debt issuance costs	13,473	10,312
Long-term loan	10,000	-
Other	27,550	20,555
Sea Launch deposit	-	44,400
Total other assets	$84,332	$118,628

    As of September 30, 2009, “Other” included our cost method and equity method investments, which includes our investment in Hughes Telematics, Inc. (“HTI”). On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, whereby HTI became a publicly traded company, our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), which are subject to certain restrictions and/or earn-out provisions pursuant to the merger agreement.

    As of September 30, 2009, 1.3 million shares of the HTI Shares (“Non-escrowed Shares”), which were previously accounted for using cost method, have been reclassified to available-for-sale in accordance with ASC 320 as the contractual restriction on trading these shares is no longer applicable. As of September 30, 2009, the Non-escrowed Shares had a fair value of $3.7 million, and we recorded unrealized loss of $3.0 million in “Accumulated other comprehensive loss” (“AOCL”) for each of the three and nine months ended September 30, 2009.

    The remaining 2.0 million shares (“Escrowed Shares”) of the HTI Shares are held by HTI in escrow, and the release of these shares is subject to various earn-out provisions based on HTI attaining specified stock prices of $20.00, $24.50 and $30.50 over specified periods within a 5 year period. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed Shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. We accounted for the Escrowed Shares using the cost method in accordance with ASC 325 “Investments—Other,” as the Escrowed Shares are not considered marketable equity securities as of September 30, 2009. The carrying value and estimated fair value of the HTI Escrowed Shares was $6.4 million and $0.7 million, respectively, as of September 30, 2009.

    In June 2007, HNS initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred in January 2007, the launch of our SPACEWAY 3 satellite was substantially delayed. In anticipation of receiving a full refund of $44.4 million in payments (the “Deposit”) made to Sea Launch, we recorded $44.4 million in “Other assets” in June 2007. In March 2009, we received an arbitral award against Sea Launch entitling us to a refund of the Deposit, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment in full of the Deposit.

    On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Sea Launch is a private company and our evaluation had historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operations, we determined that the value of the Deposit was impaired in accordance with ASC 360-10-55, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, in June 2009, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairment” included in the accompanying unaudited Condensed Consolidated Statements of Operations.

Note 11:	Short-Term and Long-Term Debt

    Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2009	2008
VSAT hardware financing	8.00% - 15.00%	$3,037	$4,864
Revolving bank borrowings	8.25% - 18.00%	1,270	2,432
Term loans	13.75% - 14.44%	1,610	206
Capital lease and other	6.00% - 39.60%	478	750
Total short term borrowings and current portion of long-term debt		$6,395	$8,252

    As of September 30, 2009, HNS had $1.3 million of outstanding revolving bank borrowings, which were obtained by HNS’ subsidiary in India under revolving lines of credit with several local banks and which had a weighted average variable interest rate of 10.08%. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under the revolving lines of credit was $3.2 million as of September 30, 2009.

   Long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2009	2008
Senior Notes(1)	9.50%	$587,341	$450,000
Term loans	7.62% - 14.44%	116,196	115,000
VSAT hardware financing	8.00% - 15.00%	6,344	8,038
Capital lease and other	6.00% - 39.60%	4,945	5,260
Total long-term debt		$714,826	$578,298
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

    On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, HNS completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of September 30, 2009, HNS recorded $6.5 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    HNS’ $450 million senior notes (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2009 and December 31, 2008, HNS recorded $19.6 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

    HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility is based on, at HNS’ option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. For the nine months ended September 30, 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of September 30, 2009, the Revolving Credit Facility had total outstanding letters of credit of $3.0 million and an available borrowing capacity of $47.0 million.

    In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of each of September 30, 2009 and December 31, 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

    Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of September 30, 2009 and December 31, 2008, HNS’ net assets were $190.4 million and $230.8 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of September 30, 2009.

    We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 17 —Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of September 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12:	Financial Instruments

Interest Rate Swap

    The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, we recorded a net unrealized loss of $1.4 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and a net unrealized gain of $5.9 million and a net unrealized loss of $0.6 million for the nine months ended September 30, 2009 and 2008, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. We recorded interest expense of $2.3 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively and of $6.8 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively, on the Term Loan Facility.

Note 13:	Fair Value

    Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. ASC 820 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes, a barrier option model or a binomial model). ASC 820 established the following three levels used to classify the inputs used in measuring fair value measurements:

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

    In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of September 30, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

    Our investment in the HTI Shares was measured using Level 1 and Level 2 inputs for the Non-escrowed Shares and Escrowed Shares, respectively. The fair value of the Non-escrowed Shares, as shown in the table below, was determined based on the quoted market prices. For each of the three and nine months ended September 30, 2009, the Company recognized an unrealized loss of $3.0 million in AOCL related to the Non-escrowed Shares. The fair value of the Escrowed Shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuation of the Escrowed Shares reflects the Company’s best estimate of what market participants would use in pricing the investment

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on the best available information.

    Our Senior Notes were categorized as Level 1 of the fair value hierarchy as we utilized recent market transactions for identical notes.

    Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum. To mitigate the variable interest rate risk, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We adjust the value of the interest rate swap on a quarterly basis. The fair value of the interest rate swap was categorized as Level 2 of the fair value hierarchy.

    Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			September 30, 2009
	Level	Included In	Carrying Value	Fair Value
Marketable securities	1	Assets	$37,114	$37,114
HTI Non-escrowed Shares	1	Assets	$3,653	$3,653
HTI Escrowed Shares	2	Assets	$6,360	$728
2006 Senior Notes	1	Liabilities	$450,000	$453,317
2009 Senior Notes	1	Liabilities	$150,000	$151,106
Swap on the Term Loan Facility	2	Liabilities	$11,489	$11,489

    We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis in accordance with ASC 820. As described in Note 10—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the second quarter of 2009 as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations.

Note 14:	Income Taxes

    On February 21, 2006, SkyTerra Communications, Inc. (“SkyTerra”) distributed (the “Distribution”) all of our outstanding shares of common stock to the common, non-voting common and preferred stockholders and Series 1-A and 2-A warrant holders of SkyTerra, which separated SkyTerra into two publicly traded companies. For U.S. Federal income tax purposes, our results through the date of the Distribution were included in the consolidated returns filed by SkyTerra. Prior to the Distribution, SkyTerra had unused net operating loss (“NOL”) carryforwards of approximately $227.2 million expiring in 2008 through 2025, and capital loss carryforwards of approximately $93.3 million expiring in 2006 through 2010. Following the issuance of a private letter ruling by the Internal Revenue Service with respect to whether an “ownership change” as defined by Section 382 of the Internal Revenue Code occurred during a period from 1999 through 2004, SkyTerra expects that its carryforwards will not be subject to such limitation and, therefore, will be available to offset future taxable income unless subject to other limitations. Following the Distribution, a portion of the SkyTerra NOL and capital loss carryforwards belong to us. We estimate that our share of the NOL carryforwards and capital loss carryforwards were approximately $128.5 million and $3.3 million, respectively, at the Distribution date.

    As of September 30, 2009, we estimated that our remaining NOL carry-forwards were approximately $295.0 million, expiring between the years 2012 and 2029, if unused, and our capital loss carry-forwards were approximately $14.1 million, expiring between 2010 and 2014, if unused.

    Prior to the year ended December 31, 2005, due to SkyTerra’s operating losses and the uncertainty surrounding the ability of SkyTerra to realize its deferred tax assets, a full valuation allowance had been established related to the NOLs and

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

capital loss carryforwards. As the Distribution did not qualify as a tax-free spin-off, SkyTerra generated significant taxable income in 2006 for federal and state income tax purposes. As we are the accounting successor to SkyTerra, the taxes associated with the Distribution were included in our results. In addition, due to the tax sharing agreement between SkyTerra and the Company (the “Tax Sharing Agreement”), we are responsible for all tax liabilities associated with the Distribution. According to SkyTerra’s 2006 income tax returns, the existing NOL and capital loss carry-forwards were sufficient to offset any income taxes payable on the gain from the Distribution, other than alternative minimum taxes (“AMT”) of $1.1 million.

    In accordance with the Tax Sharing Agreement, we are currently entitled to the amount paid to SkyTerra in excess of SkyTerra’s AMT liability and will be entitled to the remaining $1.1 million reimbursement from SkyTerra at such time as SkyTerra realizes the benefit of the alternative minimum tax credit. This estimated reimbursement has been reflected on our books as a long-term receivable from SkyTerra. Because of our U.S. federal NOL carryforward position and full valuation allowance against our net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. For the three and nine months ended September 30, 2009, we recorded a net income tax expense of $1.0 million and $0.8 million, respectively, which were partially offset by an income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. For the three and nine months ended September 30, 2008, we recorded $2.3 million and $4.1 million, respectively, of income tax expense.

    For the three and nine months ended September 30, 2009, certain of our foreign subsidiaries utilized $0.5 million and $1.6 million, respectively, of their NOL carry-forwards. Since our foreign subsidiaries have not met the “more likely than not” criteria of ASC 740, they maintain a full valuation allowance on their deferred tax assets as of September 30, 2009. In accordance with ASC 805, any benefit realized from the reversal of the U.K. and German valuation allowance associated with the utilization of their respective deferred tax assets will be recorded as a reduction to income tax expense.

    In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $10.2 million as of December 31, 2008 and an additional $0.8 million of unrecognized tax benefits in 2009. If recognized, the total unrecognized tax benefits would impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. However, because of our NOL carryforward tax position as of September 30, 2009, we have not accrued any interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 15:	Employee Share-Based Payments

2006 Equity and Incentive Plan

    In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million for each of the three months

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ended September 30, 2009 and 2008 and of $2.2 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had $4.3 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 1.71 years.

    Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	160,765	$45.51
Granted	90,000	$11.13
Forfeited	(5,300)	$46.18
Vested	(82,880)	$43.74
Non-vested at September 30, 2009	162,585	$27.36

    The total fair value of vested shares for the nine months ended September 30, 2009 and 2008 were $3.6 million and $6.8 million, respectively.

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Vested	(1,500)	$50.00
Non-vested at September 30, 2009	10,850	$31.83

    The fair value of vested shares was $ 0.1 million for the nine months ended September 30, 2009. None of the restricted stock units vested during the nine months ended September 30, 2008.

Stock Option Program

    On April 24, 2008, our Compensation Committee made awards of stock options under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of the Company and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2011. The grant and exercise price of the stock options was the closing price of our common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of the Company and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

    Since we became a public registrant in February 2006 and do not have sufficient history to measure expected volatility using our own stock price history and do not have the history to compute the expected term of the stock options, we utilized an average volatility based on a group of companies identified as our peers until such time that we have adequate stock

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

history of our own. We estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as we have not, nor do we currently plan to, issue dividends to our shareholders.

    On March 19, 2009, we offered eligible participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Option”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

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

    The key assumptions for the option awards are as follows:

Nine Months Ended
September 30, 2009
Volatility range	47.92% — 55.00%
Weighted-average volatility	47.98%
Expected term	5 years
Risk-free interest rate range	1.50% — 1.71%
Weighted-average risk-free interest rate	1.71%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Retired	(546,900)	$54.00
Granted	546,900	$14.47	9.80	$-
Forfeited or expired	(2,300)	$23.06
Outstanding at June 30, 2009	550,100	$14.49	9.80	$4,586
Forfeited or expired	(500)	$14.47
Outstanding at September 30, 2009	549,600	$14.49	9.54	$8,709
Vested and expected to vest at September 30, 2009	494,640	$14.49	9.54	$7,838
Exercisable at September 30, 2009	-	$-
* In thousands.

    The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $0.9 million and $0.8 million compensation expense for the three months ended September 30, 2009 and 2008, respectively, and $2.6 million and $1.3 million compensation expense for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had $10.0 million of unrecognized compensation expense for non-vested stock options, which are expected to be recognized over a weighted average period of 3.54 years. No stock options vested during the three months ended September 30, 2009.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HNS’ Bonus Unit Plan

    In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of HNS’ net equity at the time of the grant.

    On September 19, 2008, HNS issued 310,000 bonus units to certain of its employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to ASC 718, “Compensation—Stock Compensation,” we amortize the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. We recognized compensation expense of $0.2 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and of $0.6 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. There were no bonus units granted or forfeited during the three and nine months ended September 30, 2009. As of September 30, 2009, there were 2.5 million non-vested bonus units outstanding.

HNS Class B Membership Interests

    Class B membership interests in HNS were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors and HNS’ Board of Managers. Pursuant to ASC 718, HNS determined that the Class B membership interests had nominal value at the date of grant, and minimal compensation expense was recorded for each of the three months ended September 30, 2009 and 2008 and $0.1 million of compensation expense for each of the nine months ended September 30, 2009 and 2008. There were no Class B membership interests granted or forfeited during the three and nine months ended September 30, 2009. As of September 30, 2009, there were 3,656 outstanding Class B membership interests.

Note 16:	Long-Term Cash Incentive Retention Program

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

    In accordance with the Retention Program, HNS established the earnings goal in March 2008, which was equivalent to HNS’ planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indentures governing the Senior Notes. HNS successfully attained 100% of its Adjusted EBITDA goal for 2008. As a result, the Company paid $14.7 million, in the aggregate, to participants under the Retention Program in 2009.

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

    In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described in Note 10—Other Assets, HNS’ obligations to HTI and its customer expired when HTI became a public company in March 2009 with an initial market capitalization value greater than $300.0 million.

    In January 2008, HNS entered into an agreement with HTI for the development of an automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provided that, subject to certain specified performance conditions, HNS will serve as the exclusive manufacturer and supplier of TCU’s for HTI.

    In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock. See Note 10—Other Assets for further discussion. In August 2009, HTI terminated substantially all of the development and manufacturing activities with HNS as a result of the bankruptcy filing of one of HTI’s customers. HNS is working closely with HTI to conclude the program and to settle all remaining obligations.

    HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of September 30, 2009. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation

    HNS has contracted with Hughes Systique for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2009. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 3—Hughes Systique Corporation.

95 West Co., Inc.

    In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate SPACEWAY 3 at an orbital

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

position where such parties have higher-priority rights. Jeffery A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of September 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 11—Short-Term and Long-Term Debt.

Smart & Final, Inc. (“Smart & Final”)

    As of September 30, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide broadband products and services to Smart & Final.

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

Related Party Transactions

    Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
HTI	$7,567	$10,079	$22,295	$22,271
Smart & Final	129	198	395	613
Total sales	$7,696	$10,277	$22,690	$22,884
Purchases:
Hughes Systique(1)	$-	$3,412	$1,591	$7,195
95 West Co.	-	-	-	750
Intelsat(2)	-	-	-	10,074
Total purchases	$-	$3,412	$1,591	$18,019
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.
(2) Subsequent to February 4, 2008, Intelsat is no longer a related party.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Due from related parties:
HTI	$11,631	$6,734
Smart & Final	58	30
Total due from related parties	$11,689	$6,764
Due to related party:
Hughes Systique(1)	$-	$1,507
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.

Note 18:	Segment Data

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America Broadband	International Broadband	Telecom Systems	Corporate and Other	Consolidated
As of or For the Three Months Ended September 30, 2009
Revenues	$174,123	$47,521	$28,825	$948	$251,417
Operating income (loss)	$10,629	$3,616	$2,642	$(1,266)	$15,621
Depreciation and amortization	$22,179	$3,419	$1,111	$170	$26,879
Assets	$682,433	$184,348	$48,178	$398,132	$1,313,091
Capital expenditures	$38,611	$1,923	$233	$2,479	$43,246
As of or For the Three Months Ended September 30, 2008
Revenues	$169,400	$60,056	$42,263	$60	$271,779
Operating income (loss)	$4,296	$6,390	$8,645	$(929)	$18,402
Depreciation and amortization	$15,411	$2,396	$986	$-	$18,793
Assets	$645,279	$198,851	$65,842	$288,455	$1,198,427
Capital expenditures	$7,355	$2,961	$352	$1,928	$12,596
As of or For the Nine Months Ended September 30, 2009
Revenues	$514,973	$142,925	$87,431	$2,130	$747,459
Operating income (loss)*	$(24,391)	$9,952	$10,742	$(3,580)	$(7,277)
Depreciation and amortization	$60,601	$9,135	$3,052	$421	$73,209
Assets	$682,433	$184,348	$48,178	$398,132	$1,313,091
Capital expenditures	$84,942	$11,836	$1,051	$6,480	$104,309
As of or For the Nine Months Ended September 30, 2008
Revenues	$487,431	$170,121	$116,677	$352	$774,581
Operating income (loss)	$12,589	$14,090	$19,845	$(2,753)	$43,771
Depreciation and amortization	$39,241	$6,814	$2,853	$-	$48,908
Assets	$645,279	$198,851	$65,842	$288,455	$1,198,427
Capital expenditures	$46,775	$7,841	$1,733	$7,168	$63,517
* Operating loss for North America Broadband includes the $44.4 million impairment loss related to our prepaid deposit. See Note 10—Other Assets for further discussion.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19:	Comprehensive Income (Loss)

    Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(2,529)	$3,223	$(54,289)	$5,794
Other comprehensive income:
Foreign currency translation adjustments	505	(6,502)	5,881	(6,574)
Reclassification of realized loss on hedging instruments	1,310	727	3,275	1,330
Unrealized gain (loss) on hedging instruments	(2,729)	(1,749)	2,639	(1,922)
Unrealized loss on available-for-sale securities	(2,991)	(57)	(2,991)	(15)
Total other comprehensive income (loss)	(3,905)	(7,581)	8,804	(7,181)
Comprehensive loss	(6,434)	(4,358)	(45,485)	(1,387)
Comprehensive income attributable to the noncontrolling interests	(155)	(39)	(7)	(127)
Comprehensive loss attributable to HCI	$(6,589)	$(4,397)	$(45,492)	$(1,514)

Note 20:	Net Income Attributable to HCI and Transfer from the Noncontrolling Interests

	Nine Months Ended
	September 30,
	2009	2008
Net income (loss) attributable to HCI	$(55,060)	$5,667
Transfers from the noncontrolling interests:
Decrease in HCI paid-in capital for purchases of subsidiaries shares	(396)	-
Change from net income (loss) attributable to HCI and transfers from the noncontrolling interests	$(55,456)	$5,667

Note 21:	Commitments and Contingencies

Litigation

    We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Launch refused to refund our payments and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

    On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying unaudited Condensed Consolidated Statements of Operations.

    On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters. As a result, we have not recorded a liability for either of these matters. Our management believes that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Other

    In June 2009, HNS entered into an agreement with SS/L, under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

    We are contingently liable under standby letters of credit and bonds in the aggregate amount of $15.7 million that were undrawn as of September 30, 2009. Of this amount, $3.0 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $0.8 million related to insurance bonds; and $10.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of September 30, 2009, these obligations were scheduled to expire as follows: $3.5 million in 2009; $7.5 million in 2010; $1.9 million in 2011; and $2.8 million in 2012 and thereafter.

Note 22:	Supplemental Guarantor and Non-Guarantor Financial Information

    On August 8, 2007, we filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, warrants and debt securities, and non-convertible debt securities of HNS

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and HNS Finance Corp., a finance subsidiary which is HNS’s wholly-owned subsidiary (the “Co-Issuer”), as co issuers. In connection with any future issuance of debt securities of HNS and the Co-Issuer, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of HNS and the Co-Issuer under such debt securities. The registration statement was declared effective by the SEC on November 19, 2007.

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

Condensed Consolidated Balance Sheet as of September 30, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$77,630	$193,794	$1,084	$16,762	$-	$289,270
Marketable securities	12,036	25,078	-	-	-	37,114
Receivables, net	6,306	118,952	3,018	57,656	(19,066)	166,866
Inventories	-	53,215	145	13,866	-	67,226
Prepaid expenses and other	407	9,440	327	15,240	-	25,414
Total current assets	96,379	400,479	4,574	103,524	(19,066)	585,890
Property, net	-	510,860	32,601	26,361	-	569,822
Investment in subsidiaries	190,913	108,443	-	-	(299,356)	-
Other assets	14,316	117,454	4,516	23,017	(1,924)	157,379
Total assets	$301,608	$1,137,236	$41,691	$152,902	$(320,346)	$1,313,091
Liabilities and equity
Accounts payable	$490	$82,567	$3,902	$34,279	$(16,250)	$104,988
Short-term debt	-	2,088	-	4,307	-	6,395
Accrued liabilities and other	963	138,946	951	29,860	(2,816)	167,904
Total current liabilities	1,453	223,601	4,853	68,446	(19,066)	279,287
Long-term debt	-	710,123	-	4,703	-	714,826
Other long-term liabilities	-	13,128	-	1,765	(1,580)	13,313
Total HCI stockholders' equity	297,005	190,384	30,984	77,988	(299,356)	297,005
Noncontrolling interests	3,150	-	5,854	-	(344)	8,660
Total liabilities and equity	$301,608	$1,137,236	$41,691	$152,902	$(320,346)	$1,313,091

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,281	$75,956	$2,013	$22,566	$-	$203,816
Receivables, net	6,326	147,424	2,007	66,197	(21,581)	200,373
Inventories	-	57,453	666	7,366	-	65,485
Prepaid expenses and other	479	8,030	284	12,133	-	20,926
Total current assets	110,086	288,863	4,970	108,262	(21,581)	490,600
Property, net	-	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	229,373	91,060	-	-	(320,433)	-
Other assets	717	173,531	10,614	7,661	-	192,523
Total assets	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393
Liabilities and equity
Accounts payable	$1,228	$57,488	$3,133	$41,559	$(20,469)	$82,939
Short-term debt	-	4,391	-	3,861	-	8,252
Accrued liabilities and other	719	128,813	761	29,860	(1,112)	159,041
Total current liabilities	1,947	190,692	3,894	75,280	(21,581)	250,232
Long-term debt	-	574,771	-	3,527	-	578,298
Other long-term liabilities	-	18,005	-	-	-	18,005
Total HCI stockholders' equity	338,147	229,841	35,661	54,931	(320,433)	338,147
Noncontrolling interests	82	-	5,629	-	-	5,711
Total liabilities and equity	$340,176	$1,013,309	$45,184	$133,738	$(342,014)	$1,190,393

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$216,258	$3,918	$38,067	$(6,826)	$251,417
Operating costs and expenses:
Costs of revenues	-	158,179	2,237	28,169	(6,171)	182,414
Selling, general and administrative	1,298	37,667	1,286	6,861	(655)	46,457
Research and development	-	4,792	661	-	-	5,453
Amortization of intangible assets	-	1,103	282	87	-	1,472
Total operating costs and expenses	1,298	201,741	4,466	35,117	(6,826)	235,796
Operating income (loss)	(1,298)	14,517	(548)	2,950	-	15,621
Other income (expense):
Interest expense	-	(17,418)	-	(340)	23	(17,735)
Interest and other income, net	99	397	-	78	(23)	551
Equity in earnings (losses) of subsidiaries	(1,545)	1,181	-	-	364	-
Income (loss) before income tax expense	(2,744)	(1,323)	(548)	2,688	364	(1,563)
Income tax expense	(1)	(247)	-	(718)	-	(966)
Net income (loss)	(2,745)	(1,570)	(548)	1,970	364	(2,529)
Net (income) loss attributable to noncontrolling interests	123	-	(302)	86	-	(93)
Net income (loss) attributable to HCI stockholders	$(2,622)	$(1,570)	$(850)	$2,056	$364	$(2,622)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$225,447	$4,951	$47,866	$(6,485)	$271,779
Operating costs and expenses:
Costs of revenues	-	171,634	2,358	34,522	(5,645)	202,869
Selling, general and administrative	988	32,717	1,441	8,080	(840)	42,386
Research and development	-	5,759	734	-	-	6,493
Amortization of intangible assets	-	1,347	282	-	-	1,629
Total operating costs and expenses	988	211,457	4,815	42,602	(6,485)	253,377
Operating income (loss)	(988)	13,990	136	5,264	-	18,402
Other income (expense):
Interest expense	-	(13,732)	-	(363)	-	(14,095)
Interest and other income, net	539	535	-	137	-	1,211
Equity in earnings of subsidiaries	3,640	2,853	-	-	(6,493)	-
Income before income tax expense	3,191	3,646	136	5,038	(6,493)	5,518
Income tax expense	(3)	(61)	-	(2,231)	-	(2,295)
Net income	3,188	3,585	136	2,807	(6,493)	3,223
Net (income) loss attributable to the noncontrolling interests	(4)	-	(48)	13	-	(39)
Net income (loss) attributable to HCI stockholders	$3,184	$3,585	$88	$2,820	$(6,493)	$3,184

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$649,308	$7,945	$111,564	$(21,358)	$747,459
Operating costs and expenses:
Costs of revenues	-	484,072	4,405	82,253	(19,099)	551,631
Selling, general and administrative	3,488	112,105	3,844	19,664	(2,259)	136,842
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	14,414	2,088	-	-	16,502
Amortization of intangible assets	-	3,311	845	205	-	4,361
Total operating costs and expenses	4,488	658,302	11,182	102,122	(21,358)	754,736
Operating income (loss)	(4,488)	(8,994)	(3,237)	9,442	-	(7,277)
Other income (expense):
Interest expense	-	(46,389)	-	(781)	45	(47,125)
Interest and other income, net	425	294	-	229	(45)	903
Equity in earnings (losses) of subsidiaries	(51,279)	3,582	-	-	47,697	-
Income (loss) before income tax expense	(55,342)	(51,507)	(3,237)	8,890	47,697	(53,499)
Income tax expense	(3)	(627)	-	(160)	-	(790)
Net income (loss)	(55,345)	(52,134)	(3,237)	8,730	47,697	(54,289)
Net (income) loss attributable to noncontrolling interests	285	-	(1,440)	384	-	(771)
Net income (loss) attributable to HCI stockholders	$(55,060)	$(52,134)	$(4,677)	$9,114	$47,697	$(55,060)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$655,904	$9,344	$133,715	$(24,382)	$774,581
Operating costs and expenses:
Costs of revenues	-	496,081	4,195	94,541	(21,698)	573,119
Selling, general and administrative	3,067	103,920	4,125	24,614	(2,684)	133,042
Research and development	-	17,705	2,040	-	-	19,745
Amortization of intangible assets	-	4,153	751	-	-	4,904
Total operating costs and expenses	3,067	621,859	11,111	119,155	(24,382)	730,810
Operating income (loss)	(3,067)	34,045	(1,767)	14,560	-	43,771
Other income (expense):
Interest expense	-	(36,170)	-	(1,137)	2	(37,305)
Interest and other income, net	796	2,165	-	499	(2)	3,458
Equity in earnings of subsidiaries	7,969	7,757	-	-	(15,726)	-
Income (loss) before income tax expense	5,698	7,797	(1,767)	13,922	(15,726)	9,924
Income tax expense	(9)	(120)	-	(4,001)	-	(4,130)
Net income (loss)	5,689	7,677	(1,767)	9,921	(15,726)	5,794
Net (income) loss attributable to the noncontrolling interests	(22)	-	(145)	40	-	(127)
Net income (loss) attributable to HCI stockholders	$5,667	$7,677	$(1,912)	$9,961	$(15,726)	$5,667

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(55,345)	$(52,134)	$(3,237)	$8,730	$47,697	$(54,289)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	41,806	167,647	6,491	(3,386)	(47,697)	164,861
Net cash provided by (used in) operating activities	(13,539)	115,513	3,254	5,344	-	110,572
Cash flows from investing activities:
Change in restricted cash	-	(1)	-	32	-	31
Purchases of marketable securities	(12,037)	(25,080)	-	-	-	(37,117)
Expenditures for property	-	(80,308)	(4,183)	(9,503)	-	(93,994)
Expenditures for capitalized software	-	(10,315)	-	-	-	(10,315)
Proceeds from sales of property	-	22	-	317	-	339
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Long-term loan	-	(10,000)	-	-	-	(10,000)
Other, net	(75)	(410)	-	(345)	-	(830)
Net cash used in investing activities	(12,112)	(126,092)	(4,183)	(8,671)	-	(151,058)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(1,315)	-	(1,315)
Long-term debt borrowings	-	137,490	-	4,828	-	142,318
Repayment of long-term debt	-	(4,461)	-	(2,373)	-	(6,834)
Debt issuance costs	-	(4,612)	-	-	-	(4,612)
Net cash provided by financing activities	-	128,417	-	1,140	-	129,557
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,617)	-	(3,617)
Net increase (decrease) in cash and cash equivalents	(25,651)	117,838	(929)	(5,804)	-	85,454
Cash and cash equivalents at beginning of period	103,281	75,956	2,013	22,566	-	203,816
Cash and cash equivalents at end of period	$77,630	$193,794	$1,084	$16,762	$-	$289,270

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$5,689	$7,677	$(1,767)	$9,921	$(15,726)	$5,794
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(6,255)	23,934	6,831	(6,097)	15,726	34,139
Net cash provided by (used in) operating activities	(566)	31,611	5,064	3,824	-	39,933
Cash flows from investing activities:
Change in restricted cash	-	3,579	-	(532)	-	3,047
Purchases of marketable securities	(2,070)	-	-	-	-	(2,070)
Proceeds from sales of marketable securities	5,570	3,000	-	-	-	8,570
Expenditures for property	-	(43,413)	(4,808)	(4,770)	-	(52,991)
Expenditures for capitalized software	-	(10,526)	-	-	-	(10,526)
Proceeds from sale of property	-	26	-	78	-	104
Acquisition of Helius, net of cash received	-	(10,543)	-	-	-	(10,543)
Investment in Hughes Systique	(1,500)	-	-	-	-	(1,500)
Hughes Systique note receivables	(500)	-	-	-	-	(500)
Net cash provided by (used in) investing activities	1,500	(57,877)	(4,808)	(5,224)	-	(66,409)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	403	-	403
Proceeds from equity offering	93,046	-	-	-	-	93,046
Proceeds from exercise of stock options	75	-	-	-	-	75
Long-term debt borrowings	-	86	-	2,453	-	2,539
Repayment of long-term debt	-	(8,870)	-	(2,579)	-	(11,449)
Net cash provided by (used in) financing activities	93,121	(8,784)	-	277	-	84,614
Effect of exchange rate changes on cash and cash equivalents	-	-	-	5,059	-	5,059
Net increase (decrease) in cash and cash equivalents	94,055	(35,050)	256	3,936	-	63,197
Cash and cash equivalents at beginning of period	4,790	113,530	150	15,622	-	134,092
Cash and cash equivalents at end of period	$98,845	$78,480	$406	$19,558	$-	$197,289

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

Overview

    Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) operates its business primarily through HNS, our wholly-owned subsidiary, a telecommunications company. We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

    Net loss attributable to our stockholders was $2.6 million and $55.1 million for the three and nine months ended September 30, 2009, respectively, compared to a net income attributable to our stockholders of $3.2 million and $5.7 million, respectively, for the same periods in 2008. The loss for the three months ended September 30, 2009 was mainly impacted by higher interest expense incurred from the issuance in May 2009 of $150 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and from higher marketing costs due to our expanded efforts in promoting our consumer business. The loss for the nine months ended September 30, 2009 was significantly impacted by the $44.4 million impairment loss recognized in the second quarter of 2009 associated with our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). For further discussion of the impairment loss, see Note 10—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. In addition to higher interest expense on the 2009 Senior Notes, the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $19.6 million of depreciation expense in 2009 compared to $12.5 million in 2008,  also contributed to the loss for the nine months ended September 30, 2009.

    Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs in our Consumer group. As of September 30, 2009, we had approximately 464,200 subscribers in our consumer business that generated consumer revenues of $107.1 million and $310.0 million for the three and nine months ended September 30, 2009, respectively.

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

    In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

    On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed the offering of the 2009 Senior Notes. The notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. HNS intends to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

On March 12, 2009, we invested $13.0 million in the convertible preferred stock of Hughes Telematics, Inc. (“HTI Preferred Stock”) as part of a $50.0 million private placement. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, our outstanding HTI Preferred Stock was converted into HTI common stock. In connection with the Merger, we also received certain additional common shares of HTI that are subject to HTI achieving certain “earn-out” targets over five years. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock.

    The Company acquired an equity investment in Hughes Systique Corporation (“Hughes Systique”) Series A Preferred Stock of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. HNS has contracted with Hughes Systique for software development services. As of September 30, 2009, on an undiluted basis, our ownership in Hughes Systique was approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique was approximately 25.61%. Pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation,” we are required to consolidate Hughes Systique’s results of operations in our operating results for periods beginning on or after March 12, 2009.

In February 2008, we completed the acquisition of Helius, Inc., which was subsequently converted to a limited liability company, Helius, LLC (“Helius”). Helius operates within our North America Broadband segment due to the nature of its business activities, its customer base and similarities with the North America Enterprise group. We believe that the combination of Helius’ internet protocol television solutions and our extensive broadband networking experience and customer base will create synergies that facilitate long-term sales growth. For further discussion of this acquisition, see Note 2—Acquisition of Helius, Inc. to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

    Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

    We also provide specialized equipment to our Mobile Satellite Systems, Telematics, and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

    Market trends impacting our revenues—The following tables present our revenues by segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

    Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$176,253	$156,919	$19,334	12.3%
Hardware sales	75,164	114,860	(39,696)	(34.6)%
Total revenues	$251,417	$271,779	$(20,362)	(7.5)%
Revenues by end market:
North America Broadband:
Consumer	$107,085	$95,817	$11,268	11.8%
Enterprise	67,038	73,583	(6,545)	(8.9)%
Total North America Broadband	174,123	169,400	4,723	2.8%
International Broadband:
Enterprise	47,521	60,056	(12,535)	(20.9)%
Telecom Systems:
Mobile Satellite Systems	17,309	27,198	(9,889)	(36.4)%
Telematics	8,709	10,079	(1,370)	(13.6)%
Terrestrial Microwave	2,807	4,986	(2,179)	(43.7)%
Total Telecom Systems	28,825	42,263	(13,438)	(31.8)%
Corporate and Other	948	60	888	1480.0%
Total revenues	$251,417	$271,779	$(20,362)	(7.5)%

    The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended September 30, 2009 and 2008:

	As of or For the Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Churn rate	2.30%	2.62%	(0.32)%	(12.2)%
ARPU	$71	$68	$3	4.4%
Average monthly gross subscriber additions	16,800	14,700	2,100	14.3%
Subscribers	490,000	420,700	69,300	16.5%

North America Broadband Segment

    Revenue from our Consumer group for the three months ended September 30, 2009 increased by 11.8% to $107.1 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

    As of September 30, 2009 and 2008, we achieved a total subscription base of 490,000 and 420,700, respectively, which included 25,800 and 14,800 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU. For the three months ended September 30, 2009, ARPU was $71 compared to $68 for the same period in 2008.

   Revenue from our North American Enterprise group for the three months ended September 30, 2009 decreased by 8.9% to $67.0 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

International Broadband Segment

    Revenue from our International Enterprise group for the three months ended September 30, 2009 decreased by 20.9% to $47.5 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $3.9 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of September 30, 2009.

Telecom Systems Segment

    Revenue from our Telecom Systems segment for the three months ended September 30, 2009 decreased by 31.8% to $28.8 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group may fluctuate on a quarter to quarter basis. Additionally, the decrease was partially impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

    Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$512,001	$455,092	$56,909	12.5%
Hardware sales	235,458	319,489	(84,031)	(26.3)%
Total revenues	$747,459	$774,581	$(27,122)	(3.5)%
Revenues by end market:
North America Broadband:
Consumer	$310,020	$280,704	$29,316	10.4%
Enterprise	204,953	206,727	(1,774)	(0.9)%
Total North America Broadband	514,973	487,431	27,542	5.7%
International Broadband:
Enterprise	142,925	170,121	(27,196)	(16.0)%
Telecom Systems:
Mobile Satellite Systems	55,144	81,351	(26,207)	(32.2)%
Telematics	23,437	22,271	1,166	5.2%
Terrestrial Microwave	8,850	13,055	(4,205)	(32.2)%
Total Telecom Systems	87,431	116,677	(29,246)	(25.1)%
Corporate and Other	2,130	352	1,778	505.1%
Total revenues	$747,459	$774,581	$(27,122)	(3.5)%

    The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the nine months ended September 30, 2009 and 2008:

	As of or For the Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Churn rate	2.29%	2.36%	(0.07)%	(3.0)%
ARPU	$70	$68	$2	2.9%
Average monthly gross subscriber additions	17,000	14,200	2,800	19.7%
Subscribers	490,000	420,700	69,300	16.5%

North America Broadband Segment

    Revenue from our Consumer group for the nine months ended September 30, 2009 increased by 10.4% to $310.0 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

    As of September 30, 2009 and 2008, we achieved a total subscription base of 490,000 and 420,700, respectively, which included 25,800 and 14,800 subscribers in our small/medium enterprise and wholesale businesses, respectively. For the nine months ended September 30, 2009, ARPU was $70 compared to $68 for the same period in 2008.

    Revenue from our North American Enterprise group for the nine months ended September 30, 2009 decreased slightly by 0.9% to $205.0 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. The decrease in hardware sales was partially offset by the increase in services revenues resulting from an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the third quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

International Broadband Segment

    Revenue from our International Enterprise group for the nine months ended September 30, 2009 decreased by 16.0% to $142.9 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $20.5 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of September 30, 2009.

Telecom Systems Segment

    Revenue from our Telecom Systems segment for the nine months ended September 30, 2009 decreased by 25.1% to $87.4 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group fluctuate on a quarter to quarter basis. Additionally, the decrease was impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

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

    Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

    Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) certain sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period or the useful life of the hardware as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

    Selling, General and Administrative (“SG&A”)—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, channel compensations on new activations which are deferred and amortized over the initial consumer contract period, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

    Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$176,253	$156,919	$19,334	12.3%
Hardware sales	75,164	114,860	(39,696)	(34.6)%
Total revenues	$251,417	$271,779	$(20,362)	(7.5)%
% of revenue to total revenues:
Services revenues	70.1%	57.7%
Hardware sales	29.9%	42.3%

    Services Revenues

    The increase in services revenue for the three months ended September 30, 2009 was primarily due higher revenue of $15.8 million from our Consumer group to $98.2 million compared to $82.4 million for the same period in 2008. The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize our consumer rental program introduced in September 2008, for which the Company recognized services revenue of $4.9 million and nominal for the three months ended September 30, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $1.6 million from our North America Enterprise group to $40.4 million for the three months ended September 30, 2009 compared to $38.8 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the third quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

    Services revenue from our International Broadband segment increased by $5.5 million to $31.1 million for the three months ended September 30, 2009 compared to $25.6 million for the same period in 2008, primarily due to an increase in the numbers of enterprise sites in service across Europe and Brazil.

    Partially offsetting the increase in services revenue was a revenue decrease of $4.5 million from our Telecom Systems segment to $5.6 million for the three months ended September 30, 2009 compared to $10.1 million for the same period in 2008. The decrease was a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

    Hardware Sales

    Hardware sales decreased primarily due to the reduction in hardware sales from our International Broadband segment of $18.1 million to $16.4 million for the three months ended September 30, 2009 compared to $34.5 million for the same period in 2008. The decrease was primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

    Hardware sales from our North America Broadband segment also decreased by $12.6 million to $35.6 million for the three months ended September 30, 2009 compared to $48.2 million for the same period in 2008. Hardware sales from the North America Enterprise group decreased by $8.1 million to $26.7 million for the same period in 2009 compared to $34.8 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $4.5 million to $8.9 million for the three months ended September 30, 2009 compared to $13.4 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program.

    Further contributing to the decrease in hardware sales was a reduction of hardware sales from our Telecom Systems segment of $9.0 million to $23.2 million for the three months ended September 30, 2009 compared to $32.2 million for the same period in 2008, primarily due to several development contracts in the Mobile Satellite group reaching their completion stage.

Cost of Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$108,768	$105,988	$2,780	2.6%
Cost of hardware products sold	73,646	96,881	(23,235)	(24.0)%
Total cost of revenues	$182,414	$202,869	$(20,455)	(10.1)%
Services cost as a % of services revenues	61.7%	67.5%
Hardware cost as a % of hardware revenues	98.0%	84.3%

    Cost of Services

    Cost of services increased partly due to higher fixed expenses of $1.5 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service and depreciation expense increased by $8.1 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $6.2 million for the three months ended September 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

    Cost of services in our International Broadband segment increased by $3.5 million primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a reduction of service costs in the Telematics group as a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

    Cost of Hardware Products Sold

    Cost of hardware products sold decreased mainly due to a reduction of $10.6 million in costs from our International Broadband segment to $11.3 million for the three months ended September 30, 2009 compared to $21.9 million for the same period in 2008 and a reduction of $7.7 million in costs from our North America Broadband segment to $43.4 million for the three months ended September 30, 2009 compared to $51.1 million for the same period in 2008 as a result of the decrease in hardware sales. In addition, cost of hardware products sold from our Telecom Systems segment decreased by $4.8 million mainly attributable to lower sales in the Mobile Satellite group.

Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$46,457	$42,386	$4,071	9.6%
% of revenue	18.5%	15.6%

    The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing expense to increase by $4.5 million. Partially offsetting the increase was lower administrative costs as we increased our effort in reducing SG&A expense and compensation expense for the three months ended September 30, 2009.

Research and Development

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$5,453	$6,493	$(1,040)	(16.0)%
% of revenue	2.2%	2.4%

    R&D decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$1,472	$1,629	$(157)	(9.6)%
% of revenue	0.6%	0.6%

    Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 740-805, “Income Taxes—Business Combinations.”

Operating Income

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income	$15,621	$18,402	$(2,781)	(15.1)%
% of revenue	6.2%	6.8%

    The decrease in operating income was mainly due to higher marketing expense as a result of our expanded efforts in promoting our consumer business. Partially offsetting the decrease was lower R&D costs and our effort in reducing SG&A expense for the three months ended September 30, 2009.

Interest Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$17,735	$14,095	$3,640	25.8%

    Interest expense primarily relates to interest accrued on the 2009 Senior Notes, the $450 million unsecured senior notes (the “2006 Senior Notes”) and the $115 million borrowing under the term loan facility (the “Term Loan Facility”) less capitalized interest associated with the construction of our satellites. The increase in interest expense was mainly due to $4.1 million of interest incurred, which included the accretion of the original issue discount, relating to the 2009 Senior Notes offered in May 2009. The increase was partially offset by the capitalization of interest associated with the construction of the Jupiter satellite, which began in July 2009.

Interest and Other Income, Net

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$501	$1,334	$(833)	(62.4)%
Other income, net	50	6	44	733.3%
Total interest and other income, net	$551	$1,340	$(789)	(58.9)%

    The decrease in total interest and other income, net was primarily due to lower rates of return on our investments for the three months ended September 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$966	$2,295	$(1,329)	(57.9)%

    Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the three months ended September 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$512,001	$455,092	$56,909	12.5%
Hardware sales	235,458	319,489	(84,031)	(26.3)%
Total revenues	$747,459	$774,581	$(27,122)	(3.5)%
% of revenue to total revenues:
Services revenues	68.5%	58.8%
Hardware sales	31.5%	41.2%

    Services Revenues

    The increase in services revenue for the nine months ended September 30, 2009 was primarily due to an increase in revenue of $40.7 million from our Consumer group to $279.6 million for the nine months ended September 30, 2009 compared to $238.9 million for the same period in 2008. The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize the consumer rental program introduced in September 2008, for which the Company recognized services revenue of $10.0 million and nominal for the nine months ended September 30, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $8.8 million from our North America Enterprise group to $121.8 million for the nine months ended September 30, 2009 compared to $113.0 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

    Also contributing to the increase in services revenue was a revenue increase of $8.1 million from our International Broadband segment to $87.7 million for the nine months ended September 30, 2009 from $79.6 million for the same period in 2008, primarily due to the continued growth in the number of enterprise sites in service internationally.

    Offsetting the increase in services revenue was a revenue decrease of $2.4 million from our Telecom Systems segment to $20.8 million for the nine months ended September 30, 2009 compared to $23.2 million for the same period in 2008. The decrease was a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

    Hardware Sales

    Hardware sales decreased mainly due to the decrease of $35.3 million in revenue from our International Broadband segment to $55.2 million for the nine months ended September 30, 2009 compared to $90.5 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

    In addition, hardware sales from our Telecom Systems segment decreased by $26.8 million to $66.7 million for the nine months ended September 30, 2009 compared to $93.5 million for the same period in 2008. The decrease was mainly due to several development contracts in the Mobile Satellite group reaching their completion stage.

    Further contributing to the decrease in hardware sales was a reduction of $21.9 million from our North America Broadband segment to $113.6 million for the nine months ended September 30, 2009 compared to $135.5 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $11.3 million to $30.5 million for the nine months ended September 30, 2009 compared to $41.8 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Hardware sales from our North America Enterprise group decreased by $10.6 million to $83.1 million for the nine months ended September 30, 2009 compared to $93.7 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

Cost of Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$326,497	$301,899	$24,598	8.1%
Cost of hardware products sold	225,134	271,220	(46,086)	(17.0)%
Total cost of revenues	$551,631	$573,119	$(21,488)	(3.7)%
Services cost as a % of services revenues	63.8%	66.3%
Hardware cost as a % of hardware revenues	95.6%	84.9%

    Cost of Services

    Cost of services increased partly due to higher fixed expenses of $13.2 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, network services, wire line and wireless costs, and depreciation expense increased by $21.8 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $12.1 million, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

    Cost of services in our International Broadband segment increased by $4.2 million, primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a reduction of service costs in the Telematics group as a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

    Cost of Hardware Products Sold

    Corresponding with the decrease in hardware sales, cost of hardware products sold within the respective group decreased for the nine months ended September 30, 2009 compared to the same period in 2008. Cost of hardware products sold from our Telecom Systems segment, International Broadband segment, and North America Broadband segment decreased by $18.7 million, $18.4 million and $8.9 million, respectively, for the nine months ended September 30, 2009 compared to $70.4 million, $56.3 million, and $144.4 million, respectively, for the same period in 2008.

Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$136,842	$133,042	$3,800	2.9%
% of revenue	18.3%	17.2%

    The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing costs to increase by $12.2 million. The increase was partially offset by lower compensation expense of $8.4 million related to the Retention Program.

Loss on Impairments

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairments	$45,400	$-	$45,400	*
% of revenue	6.1%	0.0%
* Percentage not meaningful.

    In June 2009, we recognized $45.4 million of impairment loss. Of the $45.4 million, $44.4 million related the impairment of our Deposit, see Note 10—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report and $1.0 million of impairment cost related to a cost method investment with a book value of $1.0 million, which was subsequently sold for a nominal amount.

Research and Development

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$16,502	$19,745	$(3,243)	(16.4)%
% of revenue	2.2%	2.5%

    R&D decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$4,361	$4,904	$(543)	(11.1)%
% of revenue	0.6%	0.6%

    Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 740-805.

Operating Income (Loss)

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(7,277)	$43,771	$(51,048)	(116.6)%
% of revenue	(1.0)%	5.7%

    Our operating income decreased significantly due to the recognition of $44.4 million impairment loss associated with the Deposit and $1.0 million impairment loss of a cost method investment in the second quarter of 2009. For further discussion of the impairment loss related to the Deposit, see Note 10—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Also contributing to the decrease in our operating income was (i) our expanded efforts in promoting our consumer business resulting higher marketing expense of $12.2 million and (ii) higher depreciation expense of $7.1 million related to our SPACEWAY 3, which was placed into service in April 2008. The decrease was partially offset by lower compensation expense of $8.4 million related to the Retention Program as it vested in the second quarter of 2009.

Interest Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$47,125	$37,305	$9,820	26.3%

    Interest expense primarily relates to interest accrued on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. Interest expense increased by $4.3 million due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008, which was partially offset by the capitalization of interest related to the construction of the Jupiter satellite. We also recognized $5.8 million of interest expense, which included the accretion of the original issue discount, on the 2009 Senior Notes offered in May 2009.

Interest and Other Income (Loss), Net

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$1,028	$3,664	$(2,636)	(71.9)%
Other income (loss), net	(295)	95	(390)	(410.5)%
Total interest and other income (loss), net	$733	$3,759	$(3,026)	(80.5)%

    The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the nine months ended September 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$790	$4,130	$(3,340)	80.9%

    Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the nine months ended September 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$110,572	$39,933	$70,639	176.9%
Investing activities	$(151,058)	$(66,409)	$84,649	127.5%
Financing activities	$129,557	$84,614	$44,943	53.1%

Net Cash Flows from Operating Activities

    The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $59.1 million. In addition, our net income, prior to depreciation and amortization expense of $73.2 million and impairment losses of $45.4 million, increased by $9.6 million for the nine months ended September 30, 2009.

Net Cash Flows from Investing Activities

    The increase in net cash used in investing activities was mainly due to: (i) an increase in capital expenditures of $40.8 million, as set forth in the table below; (ii) an increase in net investing activities of $43.6 million; and (iii) a long-term loan of $10.0 million made to a customer. Partially offsetting the increase was the Helius acquisition of $10.5 million that occurred in February 2008.

    Capital expenditures for the nine months ended September 30, 2009 and 2008 are shown as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$69,055	$17,939	$51,116
Jupiter program	16,282	-	16,282
Capitalized software	10,315	10,526	(211)
Capital expenditures—other	6,709	8,598	(1,889)
SPACEWAY program	1,948	26,454	(24,506)
Total capital expenditures	$104,309	$63,517	$40,792

Net Cash Flows from Financing Activities

    The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from HNS’ offering of the 2009 Senior Notes completed on May 27, 2009. Partially offsetting the increase was the net cash proceeds of $93.0 million related to the Company’s equity offering that occurred in 2008.

Future Liquidity Requirements

    As of September 30, 2009, our Cash and cash equivalents and Marketable securities were $326.4 million and our total debt was $721.2 million. We are significantly leveraged as a result of debt incurred by HNS and its subsidiaries.

    On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. HNS intends to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, HNS completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of September 30, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of September 30, 2009, HNS had recorded $6.5 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

    HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2009 and December 31, 2008, HNS had recorded $19.6 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes. As of September 30, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

    HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at HNS’ option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of September 30, 2009, the total outstanding letters of credit under the Revolving Credit Facility was $3.0 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of September 30, 2009 was $47.0 million. As of September 30, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

    In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing

2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. As of September 30, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

    Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of September 30, 2009 and December 31, 2008, HNS’ consolidated net assets were $190.4 million and $230.8 million, respectively. Management believes that the Company was in compliance with all of its debt covenants as of September 30, 2009.

    HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Reais, respectively. The balances outstanding as of September 30, 2009 and December 31, 2008 were an aggregate of $4.1 million and $2.6 million, respectively. Our Indian subsidiary may be restricted from paying dividends to HNS under the terms of these loans.

    HNS and its subsidiaries are separate and distinct legal entities and, except for HNS’ existing and future subsidiaries that are or will be guarantors of the Senior Notes, the Term Loan Facility and the Revolving Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes, Term Loan Facility and the Revolving Credit Facility, or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

On February 4, 2008, we completed the acquisition of Helius, Inc. in connection with the merger agreement that we entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., our wholly-owned subsidiary, and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, we paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in

April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals. As of September 30, 2009, we performed an evaluation on Helius’ operating results and expect that Helius will not meet the performance goals. As a result, we do not expect to pay the Contingent Payment.

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

    In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of September 30, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

    In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

    Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of our Jupiter satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which is subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

    In June 2009, HNS entered into an agreement with SS/L, under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

Commitments and Contingencies

    For a discussion of commitments and contingencies, see Note 21—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

    As of September 30, 2009, we had $15.7 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $3.0 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $0.8 million related to insurance bonds; and $10.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

New Accounting Pronouncements

    For a discussion of new accounting pronouncements, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Foreign Currency Risk

    We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2009, we had an estimated $14.9 million of foreign currency denominated receivables and payables outstanding, of which $6.9 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2009.

    The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of September 30, 2009.

Marketable Securities Risk

    We have a significant amount of cash that is invested in marketable securities which is subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Interest Rate Risk

    HNS’ Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. We are subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent that we draw against the credit facility, increases in interest rates would have an adverse impact on our results of operations.

    To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 11 to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

Market Concentration and Credit Risk

    We provide services and extend credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

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

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

    As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

    Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to review our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 1.              Legal Proceedings

    We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

    On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying unaudited Condensed Consolidated Statements of Operations included in Part I-Item 1 of this report.

    On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters.

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

Date: November 4, 2009	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)