Form 10-K
period 2009-12-31
Hughes Communications, Inc.
filed 2010-03-03
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

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

Large accelerated filer  ☐                                                                 Accelerated filer  ☒

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $203,263,275.

The number of shares of the registrant’s common stock outstanding as of February 26, 2010 was 21,632,324

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2010 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

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

Overview

We were formed as a Delaware corporation on June 23, 2005 and we are a publicly traded company. Our stock trades on the NASDAQ Global Select Market under the symbol “HUGH.” We operate our business primarily through our wholly-owned subsidiary, HNS, a telecommunications company. We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet broadband access provider to North American consumers, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements. We also provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems.

Since HNS’ deployment of the first very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercial digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. HNS started in this business as an equipment and system supplier. During 1988, HNS became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, HNS leveraged its experience with its enterprise customers to expand its business into other growing market areas such as providing broadband Internet service to the Consumer market. In addition, we have strategically used our technology base and expertise in satellite communication to provide turnkey satellite ground systems and user terminal equipment to mobile system operators.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the market growth in our North American enterprise and consumer businesses, and in April 2008, we introduced service in North America on the SPACEWAY network. The commencement of service on the SPACEWAY network enables us to expand our business by increasing our addressable markets in North America.

In June 2009, HNS entered into an agreement for the design and manufacturing of a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We anticipate launching Jupiter in the first half of 2012.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically either lease transponder capacity from a third-party fixed satellite service provider or they construct and launch their own satellite. VSAT networks can operate independently or as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in four business segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises in North America. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate and Other segment includes our wholly-owned subsidiaries Electronic System Products, Inc. (“ESP”) and Rare Medium, LLC (“Rare Medium”), certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 20—Segment Data and Geographic Data to the Company’s audited consolidated financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate and Other segment, each of which is discussed in further detail below:

	North America Broadband Segment					International Broadband Segment		Telecom Systems Segment
	Consumer			Enterprise		Enterprise		Mobile Satellite Systems		Telematics		Terrestrial Microwave

Customer Base	•	Consumer subscription services	•	Enterprises, government and local government agencies in North America	•	Enterprises, Telecom carriers and government agencies located outside of North America	•	Mobile satellite-based voice and data service operators	•	Telematics sevice providers	•	Cellular mobile operators and local exchange carriers

2009 Revenues (in millions)	•	$420	•	$271	•	$204	•	$77	•	$24	•	$12

Products/ Service Application(s)	•	Internet access and equipment	•	VSAT equipment	•	VSAT equipment	•	Turnkey mobile network solutions including gateways/ terminals	•	Telematics development	•	Microwave- based networking equipment

	•	ISP services including e-mail	•	Intranet/Internet access	•	Intranet/Internet access					•	Wireless backhaul equipment for cellular service providers

	•	IP VPN	• •	IP VPN Multicast file delivery/video streaming	• • • •	IP VPN Multicast file delivery/video streaming Customized business solutions Turnkey managed network services
			•	Customized business solutions
			•	Turnkey managed network services
				- Program and Installation - Management - Maintenance - Customer care	•	- Program and Installation - Management - Maintenance - Customer care Inventory management
			•	Inventory management
			•	Content distribution	•	Content distribution
			•	Online Learning	•	Online Learning
			•	Satellite and Terrestrial transport	•	VoIP

Representative Customers			•

ExxonMobil Corporation,

Blockbuster, Inc., GTECH Corporation, Lowe’s, Wendy’s International, BP, Wyndham Worldwide Corportion, Chevron Corporation, Shell, Walgreen Co., Rite Aid, YUM Brands, Social Security Administration, Burger King Corporation, ConocoPhillips

•

Avanti Communications

Group plc, VISA International Service Association, World Bank, Communications and Transport Ministry of México (SCT), Telefonica, Afsat, the Ministry of Foreign Affairs of Saudi Arabia, State Bank of India, Camelot Group plc, Bentley Walker, TIM BRASIL, VIVO, Telemar Norte Leste

							•	Globalstar, Inc., ICO Global Communications Ltd., Inmarsat Ltd., SkyTerra Communications, Inc., TerreStar Networks, Inc., Thuraya Telecommunications Company, Iridium Communications, Inc.	•	Hughes Telematics, Inc.	•	Nokia Siemens Networks, Vodafone Italy/ Portugal/Greece, Wind Italy/Greece, Vodacom South Africa, PTC Poland, BTC Bulgaria, T-Mobile Czech, Crowley Poland, Covad USA, GTS Central Europe

North America Broadband Segment

Business Overview

In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY network in April 2008. SPACEWAY 3 was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Because SPACEWAY 3 supports higher data rates and offers direct user-to-user network connectivity, we are able to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs substantially through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and as a result, significantly improve our margins.

In June 2009, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) to build our Jupiter satellite, which is anticipated to be launched in the first half of 2012. Jupiter will provide additional capacity for the HughesNet service in North America.

We believe that our satellites will provide us the opportunity to grow our Consumer business and provide specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

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

The user terminal for our consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use gateways throughout the United States to communicate with the consumer terminals. From these gateway locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. Our network operations center also provides advanced engineering support to our customer call centers.

We modify our service offerings from time to time to provide packages that are attractive to our customers. Currently, our service package provides our customers the option to purchase the equipment up front or to rent the equipment with a 24-month service contract with a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based Internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

Enterprise Group

We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet broadband access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Enterprise group offers complete turnkey solutions and managed services to enterprises, including program management, installation, training and support services. In North America, we deliver services using not only our VSAT satellite transport platforms, but also DSL and wireless transport platforms. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

We maintain our market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancelable contracts with an average duration of three to five years. These contracts typically include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across our network that are tailored specifically to their needs.

Our networking capabilities have attracted a strong franchisee customer base that includes large national chains. We provide these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ requirements. For our Enterprise group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct-marketing, in order to maximize our potential customer base. For our Consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage installation and trouble resolution for each customer. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

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

International Broadband Segment

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

We lease transponder capacity on satellites from multiple providers for our enterprise customers. We also maintain hub facilities, located in Germany, India and Brazil that provide ground support to our international enterprise customers.

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

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. We believe our Mobile Satellite Systems, Telematics and Terrestrial Microwave groups address strategic markets that have significant advantages. None of these groups requires substantial operating cash or working capital and each of them is a low fixed-cost operation.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Globalstar, Inc. (“Globalstar”), ICO Global Communications Ltd. (“ICO”), Inmarsat plc, SkyTerra, TerreStar Networks, Inc. (“TerreStar”), Thuraya Satellite Telecommunications Company and Iridium Communications, Inc. (“Iridium”). As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions, Radio Access Networks (“RAN”) and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with SkyTerra, TerreStar and ICO for development of satellite base stations. Also, we are under contract with TerreStar for development of a satellite chipset and platform to enable the utilization of handheld terminals and Globalstar to provide next generation RAN and user terminal chipset. In addition, we are under contract with Iridium to design and deploy a replacement of an Access Network Controller for their existing satellite communication system. We believe that the Ancillary Terrestrial Component operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Telematics Group

We entered into an agreement with HTI to provide development engineering and manufacturing services and an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit. As a result of the adverse impact of the economy in the automobile industry, one of HTI’s customers filed bankruptcy. Consequently, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant.

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

Our current contracts require us to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or our distributors. Typically, contracts range from one to five years for the supply of equipment with corresponding periods for equipment maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave group; however, we will continue to assess customer opportunities on a project-by-project basis.

Corporate and Other Segment

The Corporate and Other segment consists of our wholly-owned subsidiaries ESP and Rare Medium, certain minority interest investments held by us, our corporate offices and assets not related to another business segment.

Our Strengths

Our strengths include the following:

Leading Satellite Internet Broadband Access Provider to Underserved Rural Consumer Markets in North America—We focus our marketing and sales efforts on underserved markets that are less likely to receive terrestrial broadband service. We believe that the existing or contemplated terrestrial broadband solutions are not likely to provide access to the Consumer market in the foreseeable future given the high costs associated with developing a terrestrial network and the lack of population density in some of these markets. Since we are one of the few satellite broadband service providers to address this market, it represents a significant growth opportunity for us.

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 2.2 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our enterprise customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP, ConocoPhillips and Chevron Corporation) and retailers (Lowe’s Companies, Inc. and Sears). Service contracts with these enterprises generally range from three to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

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

Market Leader in Technology and Innovation—We have been a leader in pioneering major advances in satellite data communication technology since we developed the first VSAT network more than 20 years ago. Through our focused research and development efforts, we have developed industry-leading hardware and software technology that has proven critical to the development of VSAT industry standards. We have designed a common platform for all of our existing broadband products which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. The common platform also allows us to develop solutions for new and different end markets.

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2009, we derived approximately 70.6% of our global revenues from providing services and 29.4% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International Broadband segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 30 years. We are majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P., together with its affiliates (“Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and the low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality services with a stable enterprise market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America Broadband segment and our service companies in the International Broadband segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with mobile satellite projects;

•	Continue to expand our vertical integration strategy from satellite to subscriber on a global basis; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through the utilization of SPACEWAY 3 and Jupiter.

Consistent with our strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

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

We face competition in our North American Consumer group on several fronts. The traditional telecommunications and wireless carriers, as well as DSL and cable internet service providers offer competing services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer. In addition, we face direct competition from other satellite broadband providers in virtually all of our markets. Our primary satellite competitor is WildBlue Communications, Inc. (“WildBlue”), which was recently acquired by Viasat, Inc. (“ViaSat”). To a much lesser extent, we compete with smaller satellite operators such as Spacenet, Inc., which is a subsidiary of Gilat Satellite Networks Ltd. (“Gilat”). We offer service throughout the United States, as well as in Puerto Rico and Canada. We seek to differentiate ourselves based on our service quality, proprietary technology, distribution channels and the SPACEWAY 3 satellite network. Currently, we have capacity available for expansion in all of our markets and expect this to be an advantage over WildBlue until sometime in 2011 when Viasat may expect to launch a new satellite for use by WildBlue. We believe that we will have sufficient capacity to grow our business and that our capacity will grow significantly when we launch our next generation satellite, Jupiter, in the first half of 2012. However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions, prior to the launch of Jupiter. The competitive dynamic between us and our competitors is constantly changing as we and our competitors strive to improve our respective competitive position. While the current competitive dynamic provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

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

Our broadband networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations. However, because of a customer’s particular circumstances, the pricing offered by suppliers and the effectiveness of the marketing efforts of the competing suppliers also play a key role in this competitive environment.

Our principal competitors in our Enterprise groups for the supply of VSAT satellite networks are Gilat, ViaSat and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of broadband products and services for enterprise customers, ViaSat and iDirect offer enterprises only broadband products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

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

FCC Licensing of Satellites

We currently hold a license issued by the FCC to operate SPACEWAY 3 at 95° West Longitude. We also hold authorizations through the Office of Communications in the United Kingdom to operate satellites at certain locations on the geostationary arc, which we may use for SPACEWAY 3, Jupiter or any future satellites we acquire.

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

ITU Frequency Registration

The orbital location and frequencies for our satellites are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings with the ITU for SPACEWAY 3, Jupiter and for other potential future satellites we acquire.

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

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Research and Development, Engineering and Manufacturing

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to HNS and its predecessors, and the adoption of HNS’ techniques in numerous communication standards in both satellite and terrestrial systems. Of these patents, HNS currently owns over 240 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from The DIRECTV Group, Inc.

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

As a complement to our hardware development, we have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our broadband product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

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

Subsidiaries

We own a number of subsidiaries. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

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

Under the RCRA, we are considered a small quantity generator. As such, we perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached and to ensure that the waste receptacles are intact. We also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated, and we use a third-party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested and shipped in accordance with Environmental Protection Agency, Department of Transportation and relevant state regulations.

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

Employees and Labor Relations

As of December 31, 2009, we had 2,223 employees, including 584 employees from our less than wholly-owned subsidiaries. Other than 54 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

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

The consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in the Consumer market.

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

We also may face competition from Hughes Network Systems, LLC’s (“HNS”) former parent, The DIRECTV Group, Inc. (“DIRECTV”). For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.” In addition, under the American Recovery and Reinvestment Act of 2009, substantial funds from the federal government have been earmarked for promoting the deployment of broadband connectivity in rural, unserved and underserved areas. There can be no assurance as to how these funds will be spent or what, if any, impact such spending may have on the competitive landscape we face.

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

Our business depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. The U.S. and world economic markets have been undergoing a period of slowdown or recession, and the future economic environment may continue to be unfavorable. In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the conditions in the U.S. and world economic markets continue to be volatile or deteriorate further or if the telecommunications industry experiences future weaknesses, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

We face risks associated with our satellites.

If we are unable to continue to operate SPACEWAY 3, or to launch or operate Jupiter, as a result of any of the following risks, we will be unable to realize the anticipated benefits from such satellites, and our business, financial condition and results of operations could be adversely affected:

•

Business plan—Our business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from our satellites. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of our satellites. In addition, we will continue to incur start-up losses associated with the launch and operation of our satellites until we acquire a sufficient number of customers.

•

Regulatory license risk—Our satellites are primarily intended to provide services to North America. Spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose International Telecommunication Union filing we may use to operate our satellites in the future. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner could lead to the loss of authorizations and could have an adverse effect on our business, financial condition and results of operations.

•

In-orbit risks—SPACEWAY 3 is, and Jupiter will be, subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to our satellites. To the extent there is an anomaly or other in-orbit failure with respect to SPACEWAY 3, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Likewise, if we send erroneous or corrupted signals to one of our satellites from the ground, such errors or corruption may result in a temporary or permanent loss of ability to use some or all of the communications capacity of such satellite. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Insurance—The price, terms and availability of satellite insurance can fluctuate significantly. These policies may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and policy exclusions related to satellite health.

•

Novel design—SPACEWAY 3 employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to its specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

•

Launch risks—There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36-48 months, and obtain other launch opportunities. Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the Jupiter satellite, which further limits the launch opportunities for the Jupiter satellite. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 5% but may be higher. We expect to launch our Jupiter satellite in the first half of 2012. Currently, we have not signed a contract with a launch service provider to launch our Jupiter satellite.

•

Cost and schedule risks—We may be required to spend in excess of our current forecast for the launch and launch insurance for our Jupiter satellite. The launch of satellites is often subject to delays resulting from launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For many of our customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning on April 3, 2008, we also began providing capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting our satellites, see “—We face risks associated with our satellites.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

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

While HNS has entered into a non-competition agreement with DIRECTV in connection with its separation from DIRECTV in 2005, DIRECTV has retained the right to compete with HNS in selling data services to consumers at all times and may compete with HNS in all areas after April 22, 2010. Until such time, while the non-competition agreement restricts DIRECTV from using the advanced on-board processing capabilities of its two SPACEWAY satellites for data service offerings that would directly compete with HNS, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with HNS’ business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with HNS after the non-competition agreement expires on April 22, 2010.

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

•

Commodity Price Risk—All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

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

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY 3 and Jupiter are unable to satisfy the associated demand.

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

Claims that our services and products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our results of operations.

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

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. If a third party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products we provide. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

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

We are majority-owned by various investment vehicles affiliated with Apollo and Apollo’s interests as an equity holder may conflict with the interest of the holders of HNS’ debt instruments or with the other equity holders of the Company.

At December 31, 2009, Apollo Management, L.P., together with its affiliates (“Apollo”) owned in the aggregate 12,408,611 shares, or approximately 57.4%, of our issued and outstanding common stock. Therefore, Apollo has control over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation and mergers or sales of all or substantially all of our assets. The interests of Apollo may not in all cases be aligned with those of the holders of HNS’ 9.50% senior notes issued in 2006 and 2009 (collectively, the “Senior Notes”) or those of the other holders of our common stock. In addition, the level of Apollo’s ownership of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Subject to limitations contained in HNS’ Limited Liability Company Agreement, the indentures governing the Senior Notes, HNS’ $50.0 million revolving credit facility (the “Revolving Credit Facility”) and HNS’ $115.0 million term loan facility (the “Term Loan Facility”) regarding affiliate transactions, Apollo may cause the Company or HNS to enter into transactions with their affiliates to buy or sell assets.

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

We are dependent on the services of HNS’ and our senior management team to remain competitive in our industry. The loss of one or more members of HNS’ or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job market improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain hardware, technical data and services relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for approximately 23.3% of our revenues for the year ended December 31, 2009, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations. Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

•

Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare—Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers. Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our financial statements. These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales. In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

•

Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war—As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

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

HNS is significantly leveraged. The following table shows HNS’ level of indebtedness as of December 31, 2009 (in thousands):

December 31, 2009
Senior Notes(1)	$587,874
Term loans	117,886
VSAT hardware financing	9,019
Revolving bank borrowings	1,547
Capital lease and other	5,381

Total debt	$721,707

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

HNS’ substantial degree of leverage could have important consequences, including the following:

•	it may limit HNS’ ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of HNS’ cash flows from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes, including its operations, capital expenditures, investments in new technologies and future business opportunities;

•	the debt service requirements of HNS’ other indebtedness could make it more difficult for it to satisfy its financial obligations;

•	HNS’ Revolving Credit Facility is at a variable rate of interest, exposing HNS to the risk of increased interest rates;

•	it may limit HNS’ ability to adjust to changing market conditions and place HNS at a competitive disadvantage compared to its competitors that have less debt or more financial resources; and

•	HNS may be vulnerable in a downturn in general economic condition or in its business, or HNS may be unable to carry out capital spending that is important to its growth.

HNS may not be able to generate cash to meet its debt service needs or to fund its operations.

HNS’ ability to make payments on or to refinance its indebtedness and to fund its operations will depend on HNS’ ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

HNS may not generate sufficient cash flow from operations and future borrowings may not be available to HNS under its Revolving Credit Facility or otherwise in amounts sufficient to enable it to service its indebtedness or to fund its operations or other liquidity needs. If HNS is unable to generate sufficient cash, it will be forced to take actions such as revising or delaying its strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital. HNS may not be able to affect any of these remedies on satisfactory terms, or at all. Each of its Revolving Credit Facility, Term Loan Facility, and the indentures governing the Senior Notes restrict its ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations when due.

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

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of each of our Revolving Credit Facility, Term Loan Facility and the indentures governing the Senior Notes contain restrictions on our ability and the ability of our subsidiaries to incur additional debt. These restrictions are subject to a number of important qualifications and exceptions and the amount of indebtedness incurred in compliance with these restrictions could be substantial. Any incurrence of additional indebtedness could further exacerbate the risks described above.

Covenants in HNS’ debt agreements restrict our business in many ways.

HNS’ Revolving Credit Facility, Term Loan Facility and the indentures governing the Senior Notes contain various covenants that limit HNS’ ability and/or its restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make other restricted payments including, without limitation, paying dividends and making investments;

•	redeem debt that is junior in right of payment to the Senior Notes;

•	create liens without securing the Senior Notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from its subsidiaries;

•	merge, consolidate and sell, or otherwise dispose of substantially all of its assets;

•	enter into transactions with affiliates;

•	guarantee indebtedness; and

•	enter into new lines of business.

A breach of any of the covenants under the Revolving Credit Facility, the Term Loan Facility or the indentures governing the Senior Notes could result in a default under HNS’ Revolving Credit Facility, the Term Loan Facility and the Senior Notes. Upon the occurrence of an event of default under HNS’ Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under its Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If HNS is unable to repay those amounts, the lenders under HNS’ Revolving Credit Facility could proceed against the collateral that secures that indebtedness. HNS has pledged a significant portion of its assets as collateral under its Revolving Credit Facility. If the lenders under HNS’ Revolving Credit Facility accelerate the repayment of borrowings, HNS may not have sufficient assets to repay its Revolving Credit Facility and its other indebtedness.

Risks Related to the Separation from SkyTerra Communications, Inc. (“SkyTerra”)

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

Fluctuations in our results of operations could adversely affect the trading price of our common stock.

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	risks and uncertainties affecting the current and proposed business of HNS and the broadband satellite industry;

•	increased competition in the broadband satellite industry;

•	competition in the North America and International Broadband segments and the Telecom Systems segment; and

•	general economic conditions.

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

At December 31, 2009, we had 21,633,539 shares of our common stock outstanding, all of which are freely tradable without restriction under the Securities Act except for any such shares held at any time by any of our “affiliates,” as such term is defined under Rule 144 promulgated under the Securities Act. In addition, all of the shares of common stock issued or reserved for issuance or issuable upon the exercise of stock options under our 2006 Equity and Incentive Plan will be available for sale in the open market, unless such shares of common stock are subject to vesting restrictions. We may have to issue additional shares of our common stock to satisfy the Class B Units and bonus units of HNS, which may, to the extent vested, be exchanged for our common stock.

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

We have no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, manufacturing facilities, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International Broadband segments. The following table sets forth our owned and leased properties as of December 31, 2009.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland(1)	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	80,000	Engineering, office space
Gurgaon, India(2)	Leased	66,800	Development center
Gurgaon, India(1)	Leased	43,600	Corporate headquarters (India), shared hub, operations, warehouse
Las Vegas, Nevada(1)	Leased	43,600	Shared hub, antennae yards, backup network operation and control center for SPACEWAY, gateways
Griesheim, Germany(1)	Leased	29,200	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Barueri, Brazil(1)	Leased	16,400	Warehouse, shared hub
Southfield, Michigan(1)	Leased	15,000	Shared hub
Milton Keynes, United Kingdom	Leased	14,800	Corporate headquarters (Europe) and operations
Bangalore, India(2)	Leased	15,700	Office space, guest house
Kolkata, India(2)	Leased	9,300	Warehouse, office space, studio
Lindon, Utah	Leased	7,900	Office space
Sao Paulo, Brazil	Leased	6,700	Corporate headquarters (Brazil)
New Delhi, India	Leased	6,000	Corporate headquarters
Mumbai, India(2)	Leased	5,600	Warehouse, office space
Alexandria, Virginia	Leased	4,700	Warehouse
Gaithersburg, Maryland	Leased	3,500	Warehouse, garage
Rockville, Maryland(2)	Leased	3,500	Corporate office for subsidiary
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,500	Sales, marketing
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Rockville, Maryland	Leased	250	Warehouse
Fort Lauderdale, Florida	Leased	160	Sales
Beijing, China	Leased	160	Sales
London, England(2)	Leased	100	Sales
San Jose, California(2)	Leased	100	Sales

(1)	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.
(2)	Properties of subsidiaries that are less than wholly-owned by the Company.

Item 3.	Legal Proceedings

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

In March 2009, HNS received an arbitral award against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling HNS to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by HNS on June 28, 2007 relating to its SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of HNS’ SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”), we sent a notice of termination to Sea Launch. Under the LSA, we were entitled to terminate due to the launch delay and receive a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that HNS had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and the March 2009 arbitral award was the result of the arbitration panel rendering its decision in HNS’ favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue the collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying Consolidated Statements of Operations included in Item 8 of this report.

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HNS received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters.

On December 18, 2009, the Company and HNS received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. Based on our investigation, we believe that the allegations in this complaint are not meritorious and we intend to vigorously defend this matter.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During 2009 and 2008, our common stock was traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “HUGH.” The following table shows the high and low sale prices per share of our common stock for each quarter during 2009 and 2008 as reported by the NASDAQ:

	High	Low
Year Ended December 31,
2009:
First quarter	$20.25	$7.77
Second quarter	$25.20	$11.50
Third quarter	$31.52	$20.25
Fourth quarter	$31.44	$21.68

2008:
First quarter	$55.52	$42.00
Second quarter	$55.99	$44.71
Third quarter	$49.20	$30.01
Fourth quarter	$36.93	$10.00

The closing sale price of our common stock as reported on the NASDAQ on February 26, 2010 was $28.17 per share. At that date, there were 732 holders of record of our common stock.

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

Performance Graph

The following performance graph shows the cumulative total return to a holder of our common stock compared with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the period from February 23, 2006 (the date our common stock began trading on a national market) through December 31, 2009. The comparison assumes the investment of $100 on February 23, 2006 in our common stock and each of the foregoing indices and reinvestment of all dividends.

Cumulative Total Returns

$100 Invested at February 23, 2006

	February 23, 2006	December 31,
		2006	2007	2008	2009
Hughes Communications, Inc.	$100.00	$186.48	$218.44	$63.76	$104.12
NASDAQ Composite Index	$100.00	$105.97	$116.36	$69.19	$99.55
NASDAQ Telecommunications Index	$100.00	$115.13	$125.69	$71.67	$106.24

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data. Our historical consolidated financial data for the year ended or as of December 31, 2005 is derived from audited financial statements of SkyTerra Communications, Inc. (“SkyTerra”). When SkyTerra distributed all of our outstanding shares of common stock to its stockholders and warrant holders in 2006, we accounted for this transaction as a reverse spinoff in accordance with Financial Accounting Standards Board Accounting Standards Codification 505-60, “Equity— Spinoffs and Reverse Spinoffs.” Accordingly, we were considered the divesting entity and treated as the accounting successor to SkyTerra for financial reporting purposes. For the years ended or as of December 31, 2009, 2008, 2007 and 2006, our consolidated balance sheets and statements of operations data are derived from our audited consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Consolidated statements of operations data:
Revenues	$1,009,699	$1,060,353	$970,648	$858,699	$615
Income tax expense (benefit)	$2,446	$7,593	$5,337	$54,110	$(50,334)
Income (loss) from continuing operations	$(52,693)	$9,018	$43,540	$(39,310)	$59,220
Net income (loss) attributable to Hughes Communications, Inc. (“HCI”) stockholders	$(52,693)	$9,018	$43,540	$(40,567)	$49,356
Basic net earnings (loss) per common share:
Continuing operations	$(2.46)	$0.44	$2.31	$(2.44)	$5.59
Discontinued operations	-	-	-	0.01	0.01

Basic net earnings (loss) per common share	$(2.46)	$0.44	$2.31	$(2.43)	$5.60

Diluted net earnings (loss) per common share:
Continuing operations	$(2.46)	$0.44	$2.26	$(2.44)	$5.33
Discontinued operations	-	-	-	0.01	0.01

Diluted net earnings (loss) per common share	$(2.46)	$0.44	$2.26	$(2.43)	$5.34

Consolidated balance sheet data:
Total assets	$1,302,394	$1,190,393	$1,129,837	$931,644	$205,337
Long-term obligations	$731,313	$596,303	$584,287	$487,269	$-
Series A redeemable convertible preferred stock, net	$-	$-	$-	$-	$93,100
HCI stockholders’ equity	$304,041	$339,144	$262,435	$216,424	$98,385

Ratio of earnings to fixed charges	*	1.2x	1.6x	1.3x	*
Deficiency of earnings to fixed charges	$(51,087)				$(6,986)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Special Note Regarding Forward-Looking Statements” and contained elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) operates its business primarily through Hughes Network Systems, LLC (“HNS”), our wholly-owned subsidiary, a telecommunications company. We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite Internet broadband access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the year ended December 31, 2009, our net loss attributable to our stockholders was $52.7 million compared to net income attributable to our stockholders of $9.0 million and $43.5 million for the years ended December 31, 2008 and 2007, respectively. Our net loss in 2009 was driven by three factors that did not exist in 2008 and 2007. In 2009, we recognized $50.6 million of impairment charges, of which $44.4 million related to our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”) and $5.2 million related to our equity investments in Hughes Telematics, Inc. (“HTI”). For further discussion of the impairment losses, see Note 11—Other Assets to our audited consolidated financial statements included in Item 8 of this report. In addition, in May 2009, HNS issued $150 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”), for which we recognized $9.9 million of interest expense.

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

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services and network solutions in our North America Broadband, International Broadband and Telecom Systems segments. Consistent with our strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures which we believe would be beneficial to our business. We, from time to time, consider various alternatives related to the ownership structure of a new satellite, capacity features and other factors that would promote long term growth while meeting the needs of our customers.

In June 2009, HNS entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed the offering of the 2009 Senior Notes. The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ existing and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp., which occurred on March 31, 2009, HTI became a publicly traded company and our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock, which are subject to certain restrictions and/or earn-out provisions pursuant to the merger agreement. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. Our investment in HTI was partially impaired in 2009 as a result of an adverse impact of the economy in the automobile industry. Accordingly, we recognized $5.2 million impairment loss in 2009. For further discussion of the impairment loss, see Note 11—Other Assets to our audited consolidated financial statements included in Item 8 of this report.

We invested $3.0 million and $1.5 million in October 2005 and January 2008, respectively, in the Series A Preferred Stock of Hughes Systique Corporation (“Hughes Systique”). HNS has contracted with Hughes Systique for software development services. As of December 31, 2009, on an undiluted basis, our ownership in Hughes Systique was approximately 45.23% and the ownership of our CEO and President and his brother in Hughes

Systique was approximately 25.61%. Pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, “Consolidation,” we are required to consolidate Hughes Systique’s results of operations in our operating results for periods beginning on March 12, 2009.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to HTI. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate and Other segment includes our wholly-owned subsidiaries Electronic System Products, Inc. and Rare Medium, LLC, certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Service Type	Description
Broadband connectivity	•	Provides basic transport, intranet connectivity services and internet service provider services
	•	Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	•	Provides one-stop turnkey suite of bundled services that include wireline and wireless satellite networks
	•	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted application	•	Provides internet connectivity and hosted customer-owned and managed applications on our network facilities
	•	Provides the customer application services developed by us or in conjunction with our service partners
	•	Includes internet access, e-mail services, web hosting and online payments

Digital media services	•	Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	•	Provides customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based service. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

				Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Revenues:
Services revenues	$712,592	$611,247	$537,688	$101,345	16.6%	$73,559	13.7%
Hardware sales	297,107	449,106	432,960	(151,999)	(33.8)%	16,146	3.7%

Total revenues	$1,009,699	$1,060,353	$970,648	$(50,654)	(4.8)%	$89,705	9.2%

Revenues by end market:
North America Broadband:
Consumer	$419,563	$376,055	$331,129	$43,508	11.6%	$44,926	13.6%
Enterprise	270,716	291,610	284,587	(20,894)	(7.2)%	7,023	2.5%

Total North America Broadband	690,279	667,665	615,716	22,614	3.4%	51,949	8.4%

International Broadband:
Enterprise	203,886	237,188	214,833	(33,302)	(14.0)%	22,355	10.4%

Telecom Systems:
Mobile Satellite Systems	76,772	105,725	103,991	(28,953)	(27.4)%	1,734	1.7%
Telematics	23,645	31,065	22,301	(7,420)	(23.9)%	8,764	39.3%
Terrestrial Microwave	12,083	18,248	13,234	(6,165)	(33.8)%	5,014	37.9%

Total Telecom Systems	112,500	155,038	139,526	(42,538)	(27.4)%	15,512	11.1%

Corporate and Other	3,034	462	573	2,572	556.7%	(111)	(19.4)%

Total revenues	$1,009,699	$1,060,353	$970,648	$(50,654)	(4.8)%	$89,705	9.2%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the years ended December 31, 2009, 2008 and 2007:

	As of or For the Year Ended December 31,			Variance
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Churn rate	2.23%	2.36%	2.26%	(0.13)%	(5.5)%	0.10%	4.4%
ARPU	$70	$68	$65	$2	2.9%	$3	4.6%
Average monthly gross subscriber additions	16,500	14,000	12,000	2,500	17.9%	2,000	16.7%
Subscribers	504,300	432,800	379,900	71,500	16.5%	52,900	13.9%

North America Broadband Segment

Revenue from our Consumer group for the year ended December 31, 2009 increased by 11.6% to $419.6 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by two factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable and (ii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of December 31, 2009 and 2008, we achieved a total subscription base of 504,300 and 432,800, respectively, which included 28,000 and 16,700 subscribers in our small/medium enterprise and wholesale businesses, respectively. For the year ended December 31, 2009, our ARPU was $70 compared to $68 for the same period in 2008. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Revenue from our North American Enterprise group for the year ended December 31, 2009 decreased by 7.2% to $270.7 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. The decrease in hardware sales was partially offset by the increase in services revenues resulting from an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

International Broadband Segment

Revenue from our International Enterprise group for the year ended December 31, 2009 decreased by 14.0% to $203.9 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $16.0 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of December 31, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the year ended December 31, 2009 decreased by 27.4% to $112.5 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group fluctuate on a quarter to quarter basis. Additionally, the decrease was impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development engineering and manufacturing services with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group to be insignificant.

Revenue Backlog—At December 31, 2009, 2008 and 2007, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding consumer customers, was $834.0 million, $840.9 million and $751.8 million, respectively. We expect to realize our revenue backlog as follows: $342.7 million in 2010, $245.9 million in 2011, $147.4 million in 2012, $34.5 million in 2013 and $63.5 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

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

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with ASC 985-20, “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Selected Segment Data

Our operations are comprised of four segments: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The following tables set forth our revenues and operating income for our reportable segments (dollars in thousands):

				Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Revenues by end market:
North America Broadband	$690,279	$667,665	$615,716	$22,614	3.4%	$51,949	8.4%
International Broadband	203,886	237,188	214,833	(33,302)	(14.0)%	22,355	10.4%
Telecom Systems	112,500	155,038	139,526	(42,538)	(27.4)%	15,512	11.1%
Corporate and Other	3,034	462	573	2,572	556.7%	(111)	(19.4)%

Total revenues	$1,009,699	1,060,353	$970,648	$(50,654)	(4.8)%	$89,705	9.2%

Operating income (loss) by end market:
North America Broadband(1)	$(8,028)	$21,339	$44,259	$(29,367)	(137.6)%	$(22,920)	(51.8)%
International Broadband	15,120	21,679	19,637	(6,559)	(30.3)%	2,042	10.4%
Telecom Systems	14,227	25,116	25,911	(10,889)	(43.4)%	(795)	(3.1)%
Corporate and Other(2)	(9,007)	(3,842)	(6,171)	(5,165)	134.4%	2,329	37.7%

Total operating income	$12,312	$64,292	$83,636	$(51,980)	(80.8)%	$(19,344)	(23.1)%

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit (see Note 11—Other Assets for further discussion) and $3.2 million development cost related to the construction of our Jupiter satellite.
(2)	For the year ended December 31, 2009, amount includes $5.2 million impairment loss related to our investment in HTI.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$712,592	$611,247	$101,345	16.6%
Hardware sales	297,107	449,106	(151,999)	(33.8)%

Total revenues	$1,009,699	$1,060,353	$(50,654)	(4.8)%

% of revenue to total revenues:
Services revenues	70.6%	57.6%
Hardware sales	29.4%	42.4%

Services Revenues

Services revenue for the year ended December 31, 2009 increased primarily due to higher revenue of $59.1 million from our Consumer group to $382.0 million for the year ended December 31, 2009 compared to $322.9 million for the same period in 2008.

The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize the consumer rental program introduced in September 2008, for which we recognized services revenue of $16.0 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $30.3 million from our North American Enterprise group to $183.7 million for the year ended December 31, 2009 compared to $153.4 million for the same period in 2008, mainly as a result of growth and a shift towards our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to higher services revenue was an increase of $19.6 million from our International Broadband segment to $122.1 million for the year ended December 31, 2009 from $102.5 million for the same period in 2008, primarily due to the continued growth in the number of enterprise sites in service internationally.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $10.2 million to $21.8 million for the year ended December 31, 2009 compared to $32.0 million for the same period in 2008, mainly impacted by significant reduction in revenues from the Telematics group.

Hardware Sales

The decrease in hardware sales for the year ended December 31, 2009 was mainly due to the decline in revenues from our North America Broadband segment, which decreased by $66.8 million to $124.6 million for the year ended December 31, 2009 compared to $191.4 million for the same period in 2008. Hardware sales from our North American Enterprise group decreased by $51.2 million to $87.0 million for the year ended December 31, 2009 compared to $138.2 million for the same period in 2008 as a result of the emphasis on managed services which has led to a change in produce mix and a shift towards lower upfront hardware revenue and an increase in recurring service revenues. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $15.6 million to $37.6 million for the year ended December 31, 2009 compared to $53.2 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Additionally, hardware revenues from our International Broadband segment decreased by $52.9 million to $81.8 million compared to $134.7 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Further contributing to the decrease in hardware sales was a decrease in revenues of $32.3 million from our Telecom Systems segment to $90.7 million for the year ended December 31, 2009 compared to $123.0 million for the same period in 2008. The decrease was mainly due to several development contracts in the Mobile Satellite group reaching their completion stage.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$448,804	$406,697	$42,107	10.4%
Cost of hardware products sold	289,516	378,264	(88,748)	(23.5)%

Total cost of revenues	$738,320	$784,961	$(46,641)	(5.9)%

Gross margin on services revenues	37.0%	33.5%
Gross margin on hardware revenues	2.6%	15.8%

Cost of Services

Cost of services increased partly due to higher fixed expenses of $15.9 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, field services, network operation and depreciation expense increased by $37.6 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $16.2 million, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of services in our International Broadband segment increased by $12.0 million, primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a decrease of $6.3 million in cost of services from the Telematics group.

Cost of Hardware Products Sold

Corresponding with the decrease in hardware sales, cost of hardware products sold within the respective group decreased for the year ended December 31, 2009 compared to the same period in 2008. Cost of hardware products sold from our North America Broadband segment, International Broadband segment, and Telecom Systems segment decreased by $35.8 million, $29.5 million, and $23.4 million, respectively, for the year ended December 31, 2009 compared to $198.0 million, $86.3 million, and $94.0 million, respectively, for the same period in 2008.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$180,675	$177,848	$2,827	1.6%
% of revenue	17.9%	16.8%

The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing costs to increase by $14.3 million. The increase was partially offset by lower compensation expense of $12.1 million related to the one time retention program established in April 2005 (the “Retention Program”) and other incentive plans. For further discussion of the Retention Program, see Note 18—Other Benefits to our audited consolidated financial statements included in Item 8 of this report.

Loss on Impairments

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairments	$50,639	$-	$50,639	*
% of revenue	5.0%	0.0%

*	Percentage not meaningful.

In June 2009, we recognized $45.4 million of impairment loss. Of the $45.4 million, $44.4 million related the impairment of the Deposit and $1.0 million of impairment cost related to a cost method investment with a book value of $1.0 million, which was subsequently sold for a nominal amount. In December 2009, we recognized $5.2 million of impairment loss on our investment in HTI. For further discussion of the impairment losses, see Note 11—Other Assets to our audited consolidated financial statements included in Item 8 of this report.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$22,296	$26,833	$(4,537)	(16.9)%
% of revenue	2.2%	2.5%

R&D decreased due to a reduction in development activities in our North America Broadband segment. This reduction was partially offset by a $3.2 million increase in development activities related to the construction of our Jupiter satellite.

Amortization of Intangible Assets

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$5,457	$6,419	$(962)	(15.0)%
% of revenue	0.5%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 805-740, “Business Combinations—Income Taxes.”

Operating Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income	$12,312	$64,292	$(51,980)	(80.8)%
% of revenue	1.2%	6.1%

Our operating income decreased significantly due to the recognition of a $44.4 million impairment loss associated with the Deposit, a $1.0 million impairment loss on a cost method investment in the second quarter of 2009 and a $5.2 million of impairment loss on our investment in HTI in the fourth quarter of 2009. For further discussion of the impairment losses, see Note 11—Other Assets to our audited consolidated financial statements included in Item 8 of this report.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$64,119	$51,327	$12,792	24.9%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. We recognized $9.9 million of interest expense, which included the accretion of the original issue discount, on the 2009 Senior Notes offered in May 2009. In addition, interest expense increased by $3.0 million due to the discontinuation of capitalization of interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008, which was partially offset by the capitalization of interest of $1.7 million related to the construction of the Jupiter satellite.

Interest and Other Income, Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$2,222	$4,377	$(2,155)	(49.2)%
Other income, net	214	178	36	20.2%

Total interest and other income, net	$2,436	$4,555	$(2,119)	(46.5)%

The decrease in total interest and other income, net was primarily due to lower rates of return on our investments for the year ended December 31, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$2,446	$7,593	$(5,147)	67.8%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the year ended December 31, 2009, our income tax expense was partially offset by $2.8 million of income tax benefit generated by our Indian subsidiary as a result of it being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services revenues	$611,247	$537,688	$73,559	13.7%
Hardware sales	449,106	432,960	16,146	3.7%

Total revenues	$1,060,353	$970,648	$89,705	9.2%

% of revenue to total revenues:
Services revenues	57.6%	55.4%
Hardware sales	42.4%	44.6%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $55.8 million, or 20.9%, to $322.9 million for the year ended December 31, 2008 compared to $267.1 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 52,900 subscribers to approximately 432,800 subscribers at December 31, 2008 and an increase in ARPU of 4.6% to $68 for 2008. Also contributing to the increase in services revenues was revenue growth from our North American Enterprise group of $16.2 million to $153.4 million for the year ended December 31, 2008 compared to $137.2 million for the same period in 2007, mainly due to an increase in our managed services business as well as new contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $9.0 million to $32.0 million for the year ended December 31, 2008 compared to $23.0 million for the same period in 2007, which primarily resulted from an increase in design and development engineering and manufacturing services provided by our Telematics group.

Services revenue from our International Broadband segment decreased by $7.3 million to $102.5 million for the year ended December 31, 2008 from $109.8 million for the same period in 2007, mainly resulting from a reduction in revenue from our European operations as a result of the completion of legacy service contracts.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International Broadband segment of $29.7 million, or 28.3%, to $134.7 million for the year ended December 31, 2008 compared to $105.0 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by delays in U.S. sourced new orders from enterprise customers.

Hardware sales from our Telecom Systems segment for the year ended December 31, 2008 increased $6.5 million to $123.0 million compared to $116.5 million for the same period in 2007. The increase resulted from higher hardware sales from the Terrestrial Microwave group, primarily due to orders from new and existing customers in Europe and Africa.

Partially offsetting the increase in hardware sales was a reduction in revenue from our North America Broadband segment of $20.0 million to $191.4 million for the year ended December 31, 2008 compared to $211.4 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $9.2 million in our North American Enterprise group as a result of a change in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. In addition, despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.8 million to $53.2 million in 2008, resulting from increasing popularity of the equipment rental program, as well as changes in pricing plans in response to competitive pressures.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$406,697	$356,306	$50,391	14.1%
Cost of hardware products sold	378,264	355,475	22,789	6.4%

Total cost of revenues	$784,961	$711,781	$73,180	10.3%

Gross margin on services revenues	33.5%	33.7%
Gross margin on hardware revenues	15.8%	17.9%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Enterprise group. The increase was partly due to $24.7 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $4.7 million in 2008 compared to 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise service business from the North American Enterprise group. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network. In addition, other support costs including customer service, network operations, field services and backhaul costs and depreciation expense increased by $12.6 million.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to higher cost of hardware products sold from our International Broadband segment of $16.9 million to $86.3 million for the year ended December 31, 2008 compared to $69.4 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by a decrease in U.S. sourced shipments to our international enterprise customers.

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

Cost of hardware products sold from the North America Broadband segment remained flat for 2008 compared to 2007. As a result of the commencement of SPACEWAY services and changes in consumer pricing plans implemented in 2007, cost of hardware products sold from the Consumer group increased slightly. However, the increase in cost of hardware product sold in the Consumer group was offset by the reduction in cost of hardware products sold in the North American Enterprise group due to lower hardware revenues.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$177,848	$152,051	$25,797	17.0%
% of revenue	16.8%	15.7%

SG&A expense increased primarily due to higher costs of $13.2 million related to the Retention Program. Further contributing to the increase in SG&A expense was additional domestic selling, advertising and customer service costs of $8.0 million as well as additional SG&A expense from Helius, which we acquired in February 2008.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$26,833	$17,036	$9,797	57.5%
% of revenue	2.5%	1.8%

The increase in research and development was primarily due to continued development in our North America Broadband segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangible Assets

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangible assets	$6,419	$6,144	$275	4.5%
% of revenue	0.6%	0.6%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius. The increase was partially offset by adjustments to our intangible assets to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 805-740. See Note 9—Intangible Assets, Net to our audited consolidated financial statements included in Item 8 of this report.

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

Interest expense primarily relates to interest on the 2006 Senior Notes and the Term Loan Facility less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense was due to the interest capitalization associated with SPACEWAY 3 which was discontinued after the satellite was placed into service in April 2008. In addition, interest expense on the Term Loan Facility for 2008 was incurred over a 12-month period compared to a 10-month period in 2007. Partially offsetting the increase in interest expense is a decrease in lease interest due to the expiration of leases associated with our North American Enterprise group in 2008.

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

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$7,593	$5,337	$2,256	42.3%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries and in state income taxes.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$151,382	$71,703	$79,679	111.1%
Investing activities	$(220,036)	$(88,552)	$131,484	148.5%
Financing activities	$129,790	$83,201	$46,589	56.0%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $54.1 million. In addition, prior to noncash depreciation and amortization expense of $102.7 million and impairment losses of $50.6 million, our net income increased by $23.5 million for the year ended December 31, 2009.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to: (i) an increase in capital expenditures of $67.3 million, as set forth in the table below; (ii) a net increase in marketable securities of $64.2 million; and (iii) a long-term loan receivable of $10.0 million made to a customer. Partially offsetting the increase was the Helius acquisition of $10.5 million that occurred in February 2008.

Capital expenditures for the years ended December 31, 2009 and 2008 are shown as follows (in thousands):

		Year Ended December 31,
		2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT		$96,138	$41,314	$54,824
Jupiter program		44,024	-	44,024
Capitalized software		12,772	14,564	(1,792)
Capital expenditures—other		7,733	11,318	(3,585)
SPACEWAY program		2,781	27,211	(24,430)
VSAT operating lease hardware		88	1,826	(1,738)

Total capital expenditures		$163,536	$96,233	$67,303

Net Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from HNS’ offering of the 2009 Senior Notes completed on May 27, 2009. Partially offsetting the increase was the net cash proceeds of $93.0 million related to our equity offering that occurred in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$71,703	$93,515	$(21,812)	(23.3)%
Investing activities	$(88,552)	$(156,670)	$(68,118)	(43.5)%
Financing activities	$83,201	$93,324	$(10,123)	(10.8)%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2008 was primarily due to the decrease in net income of $34.5 million for the year ended December 31, 2008 compared to the same period in 2007. In addition, changes of $12.1 million in operating assets and liabilities further contributed to the decrease in net cash provided by operating activities, primarily related to a one-time retention program and changes in our related party activities. The decrease in net cash provided by operating activities was partially offset by a $23.6 million increase in noncash depreciation and amortization expense.

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

Future Liquidity Requirements

As of December 31, 2009, our Cash and cash equivalents and Marketable securities were $308.2 million and our total debt was $721.7 million. We are significantly leveraged as a result of our indebtedness.

On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, HNS completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of December 31, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of December 31, 2009, HNS had recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of December 31, 2009, we had recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes. As of December 31, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at HNS’ option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, HNS’ direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of its domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, HNS pays a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, HNS is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of December 31, 2009, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $2.4 million and $47.6 million, respectively. As of December 31, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. As of December 31, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of our net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of December 31, 2009 and 2008, HNS’ consolidated net assets were $200.0 million and $230.8 million, respectively. Management believes that the Company was in compliance with all of its debt covenants as of December 31, 2009.

HNS’ subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. HNS’ Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Reais, respectively. As of December 31, 2009, the aggregate balance outstanding under these loans was $4.4 million. Our Indian subsidiary may be restricted from paying dividends to HNS under the terms of these loans.

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

In February 2008, we completed the acquisition of Helius, Inc. in connection with the merger agreement that we entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., our wholly-owned subsidiary, and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, we paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we had a contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, subject to Helius achieving certain post-closing performance goals. As of December 31, 2009, Helius did not meet the performance goals as set forth in the Merger Agreement. As a result, we are not obligated to pay the Contingent Payment.

In August 2007, we filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of our common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of HNS and HNS Finance Corp., as co issuers. In the event HNS issues debt securities pursuant to the shelf registration statement, we will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of HNS’ and HNS Finance Corp.’s obligations under the debt securities. In May 2008, we made an equity offering to sell 2,000,000 shares of our common stock, par value $0.001 per share for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. As a result of the equity offering, we raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of December 31, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, HNS entered into an agreement with SS/L, under which SS/L will manufacture our Jupiter satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett, whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in						Total
	2010	2011	2012	2013	2014	Thereafter
Senior notes	$-	$-	$-	$-	$587,874	$-	$587,874
Term loans	1,598	1,288	-	-	115,000	-	117,886
VSAT hardware financing obligations(1)	3,158	2,954	2,186	546	175	-	9,019
Orbital slot commitment(2)	429	705	747	792	840	1,833	5,346
Construction contract for Jupiter	121,310	40,620	27,445	-	-	-	189,375
Revolving loans	1,547	-	-	-	-	-	1,547
Estimated interest payments(3)	67,203	66,668	66,352	66,140	44,154	167	310,684
Transponder lease obligations	123,392	59,613	27,050	23,623	8,230	16,250	258,158
Leases and other commitment	12,066	10,700	9,367	5,869	4,463	6,357	48,822

Total	$330,703	$182,548	$133,147	$96,970	$760,736	$24,607	$1,528,711

(1)	Amount represents our VSAT hardware financing obligations that were funded by third-party financial institutions.
(2)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.
(3)	Amount includes interest calculated on the Senior Notes, Term loans, VSAT hardware financing obligations, and Orbital slot commitment.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 23—Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this report.

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

As of December 31, 2009, we had $14.5 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.6 million was issued under the Revolving Credit Facility; $1.8 million was secured by restricted cash; $0.9 million related to insurance bonds; and $9.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Note 21—Transactions with Related Parties to our audited consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

In addition to providing standard product and service offerings, we also enter into contracts to design, develop and deliver telecommunication networks to customers. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Business Combinations and Intangible Assets

We have participated in several significant transactions that have impacted our financial statements. We account for business combinations in accordance with the ASC 805, “Business Combinations.” The acquisition of businesses is an element of our business strategy. Under the purchase method, we are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations which have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

We also review our positions taken or that will be taken on the income tax returns for unrecognized tax benefits, assess whether such unrecognized tax benefits meet the more-likely-than-not threshold, and determine the need to record a liability in accordance with ASC 740, “Income Taxes,” along with any penalty and interest.

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

Subscriber Acquisition Costs (“SAC”)

Our Consumer group, included in the North America Broadband segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, we began to offer only 24-month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. We monitor the recoverability of subscriber acquisition costs and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Item 8 of this report.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2009, we had an estimated $20.0 million of foreign currency denominated receivables and payables outstanding, of which $4.1 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of December 31, 2009.

Marketable Securities Risk

We have a significant amount of cash that is invested in marketable securities which is subject to market risk due to interest rate fluctuations. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Interest Rate Risk

HNS’ Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. We are subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent we draw against the credit facility, increases in interest rates would have an adverse impact on our results of operations.

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 13—Debt to our audited consolidated financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

We provide services and extend credit to a number of equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hughes Communications, Inc.

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included Schedule II listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for noncontrolling interests to conform to ASC 810 Consolidation, and retrospectively adjusted the 2008 and 2007 financial statements for the change.

/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 3, 2010

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$261,038	$203,816
Marketable securities	47,188	-
Receivables, net	163,816	200,373
Inventories	60,244	65,485
Prepaid expenses and other	22,476	20,926

Total current assets	554,762	490,600
Property, net	602,403	507,270
Capitalized software costs, net	49,776	51,454
Intangible assets, net	14,524	19,780
Goodwill	5,093	2,661
Other assets	75,836	118,628

Total assets	$1,302,394	$1,190,393

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,461	$82,939
Short-term debt	6,750	8,252
Accrued liabilities and other	131,774	159,041

Total current liabilities	257,985	250,232
Long-term debt	714,957	578,298
Other long-term liabilities	16,356	18,005

Total liabilities	989,298	846,535

Commitments and contingencies
Equity:
Hughes Communications, Inc. (“HCI”) stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of December 31, 2009 and 2008, respectively	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,633,539 shares and 21,514,963 shares issued and outstanding as of December 31, 2009 and 2008, respectively	22	22
Additional paid in capital	730,809	724,558
Accumulated deficit	(410,543)	(357,850)
Accumulated other comprehensive loss	(16,247)	(27,586)

Total HCI stockholders’ equity	304,041	339,144

Noncontrolling interests	9,055	4,714

Total equity	313,096	343,858

Total liabilities and equity	$1,302,394	$1,190,393

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services revenues	$712,592	$611,247	$537,688
Hardware sales	297,107	449,106	432,960

Total revenues	1,009,699	1,060,353	970,648

Operating costs and expenses:
Cost of services	448,804	406,697	356,306
Cost of hardware products sold	289,516	378,264	355,475
Selling, general and administrative	180,675	177,848	152,051
Loss on impairments	50,639	-	-
Research and development	22,296	26,833	17,036
Amortization of intangible assets	5,457	6,419	6,144

Total operating costs and expenses	997,387	996,061	887,012

Operating income	12,312	64,292	83,636
Other income (expense):
Interest expense	(64,119)	(51,327)	(43,775)
Interest income	2,222	4,377	9,527
Other income, net	214	178	242

Income (loss) before income tax expense and equity in earnings (losses) of unconsolidated affiliates	(49,371)	17,520	49,630
Income tax expense	(2,446)	(7,593)	(5,337)
Equity in earnings (losses) of unconsolidated affiliates	170	(599)	(640)

Net income (loss)	(51,647)	9,328	43,653
Net income attributable to the noncontrolling interests	(1,046)	(310)	(113)

Net income (loss) attributable to HCI stockholders	$(52,693)	$9,018	$43,540

Earnings (loss) per share:
Basic	$(2.46)	$0.44	$2.31
Diluted	$(2.46)	$0.44	$2.26
Shares used in computation of per share data:
Basic	21,393,151	20,317,155	18,860,517
Diluted	21,393,151	20,633,833	19,227,919

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

	HCI Stockholders’ Equity				Noncontrolling Interest	Total	Comprehensive Income (Loss)
	Common Stock ($.001 par value)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance at January 1, 2007	$19	$626,927	$(410,408)	$(114)	$3,645	$220,069
Issuance of common stock through exercise of stock options	-	113		-	-	113
Share-based compensation	-	4,260		-	-	4,260
Close-out of a subsidiary	-	-		-	608	608
Comprehensive income (loss):
Net income			43,540		113	43,653	$43,653
Foreign currency translation adjustments				3,491	961	4,452	4,452
Reclassification of realized gain on hedging instruments				(252)	-	(252)	(252)
Unrealized loss on hedging instruments				(5,230)	-	(5,230)	(5,230)
Unrealized gain on available-for-sale securities				89	-	89	89

Balance at December 31, 2007	$19	$631,300	$(366,868)	$(2,016)	$5,327	$267,762	$42,712

Issuance of common stock in connection with equity offering	2	93,044		-	-	93,046
Issuance of common stock through exercise of stock options	-	75		-	-	75
Issuance of restricted stock	1	-		-	-	1
Retirement of restricted stock and bonus units	-	(6,032)		-	-	(6,032)
Share-based compensation	-	5,724		-	-	5,724
Other	-	447		-	-	447
Comprehensive income (loss):
Net income			9,018		310	9,328	$9,328
Foreign currency translation adjustments				(13,594)	(923)	(14,517)	(14,517)
Reclassification of realized loss on hedging instruments				2,010	-	2,010	2,010
Unrealized loss on hedging instruments				(13,931)	-	(13,931)	(13,931)
Unrealized loss on available-for-sale securities				(55)	-	(55)	(55)

Balance at December 31, 2008	$22	$724,558	$(357,850)	$(27,586)	$4,714	$343,858	$(17,165)

Consolidation of Hughes Systique Corporation	-	-		-	3,372	3,372
Retirement of restricted stock	-	(724)		-	-	(724)
Share-based compensation	-	7,371		-	-	7,371
Purchase of subsidiary shares from noncontrolling interests	-	(396)		(19)	(430)	(845)
Comprehensive income (loss):
Net income (loss)			(52,693)		1,046	(51,647)	$(51,647)
Foreign currency translation adjustments				6,910	353	7,263	7,263
Reclassification of realized loss on hedging instruments				4,701	-	4,701	4,701
Unrealized gain on hedging instruments				2,180	-	2,180	2,180
Unrealized loss on available-for-sale securities				(2,433)	-	(2,433)	(2,433)

Balance at December 31, 2009	$22	$730,809	$(410,543)	$(16,247)	$9,055	$313,096	$(39,936)

See accompanying Notes to the Consolidated Financial Statements

HUGHES COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(51,647)	$9,328	$43,653
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	102,731	68,937	45,860
Amortization of debt issuance costs	2,025	1,424	906
Share-based compensation expense	7,371	5,724	4,260
Equity in (earnings) losses from unconsolidated affiliates	(170)	599	640
Loss on impairments	50,639	-	-
Other	535	(97)	340
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	41,584	(2,540)	(23,270)
Inventories	6,438	(2,710)	(3,708)
Prepaid expenses and other	5,369	(9,319)	(10,442)
Accounts payable	13,954	6,314	14,100
Accrued liabilities and other	(27,447)	(5,957)	21,176

Net cash provided by operating activities	151,382	71,703	93,515

Cash flows from investing activities:
Change in restricted cash	223	3,104	1,168
Purchases of marketable securities	(62,118)	(2,070)	(32,864)
Proceeds from sales of marketable securities	15,000	19,190	122,690
Expenditures for property	(150,764)	(81,669)	(233,952)
Expenditures for capitalized software	(12,772)	(14,564)	(14,228)
Proceeds from sale of property	397	-	516
Acquisition of Helius, Inc., net of cash received	-	(10,543)	-
Cash acquired, consolidation of Hughes Systique Corporation	828	-	-
Long-term loan receivable	(10,000)	-	-
Investment in Hughes Systique Corporation	-	(1,500)	-
Hughes Systique Corporation note receivables	-	(500)	-
Other, net	(830)	-	-

Net cash used in investing activities	(220,036)	(88,552)	(156,670)

Cash flows from financing activities:
Short-term revolver borrowings	6,791	-	-
Repayments of revolver borrowings	(7,861)	-	-
Net increase in notes and loans payable	-	223	376
Proceeds from equity offering	-	93,046	-
Proceeds from exercise of stock options	-	75	113
Long-term debt borrowings	147,849	3,606	119,731
Repayment of long-term debt	(12,377)	(13,749)	(24,843)
Debt issuance costs	(4,612)	-	(2,053)

Net cash provided by financing activities	129,790	83,201	93,324

Effect of exchange rate changes on cash and cash equivalents	(3,914)	3,372	(3,010)

Net increase in cash and cash equivalents	57,222	69,724	27,159
Cash and cash equivalents at beginning of the period	203,816	134,092	106,933

Cash and cash equivalents at end of the period	$261,038	$203,816	$134,092

Supplemental cash flow information:
Cash paid for interest	$60,410	$54,138	$53,594
Cash paid for income taxes	$5,659	$3,622	$3,567
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$26,946
Investment in Hughes Telematics, Inc.	$13,000
Consolidation of Hughes Systique Corporation	$5,328
95 West capital lease		$5,751

See accompanying Notes to the Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Description of Business

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware corporation on June 23, 2005 and we are a publicly traded company. Our stock trades on the NASDAQ Global Select Market under the symbol “HUGH.”

We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”). We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite Internet broadband access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate and Other segment includes our wholly-owned subsidiaries Electronic System Products, Inc. and Rare Medium, LLC, certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment.

Note 2:    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”); (ii) the instructions to Form 10-K; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC” or the “Codification”) 810, “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Management believes the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial condition, results of operations, and cash flows as of and for the periods presented herein.

Effective January 1, 2009, we adopted the update to ASC 810 relating to noncontrolling interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, the update impacted the presentation and disclosure of noncontrolling interests on our consolidated financial statements. As a result, certain prior period items in. these consolidated financial statements have been reclassified to conform to the current period presentation.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Market Concentrations and Credit Risk

We provide services and extend credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. No single customer accounted for more than 10% of total annual revenues in any of the periods presented in this report. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion. In September 2008, we began to offer our consumer customers the option to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis until the customers terminate their contracts with us.

Revenue is also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the terms of the April 22, 2005 agreement entered into between SkyTerra Communications, Inc. (“SkyTerra”) and DTV Network Systems, Inc. (“DTV Networks”) whereby SkyTerra acquired 50% of HNS voting, or Class A membership interests, DIRECTV retains the tax benefits from the net operating losses generated by DTV Networks and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

We record net deferred tax assets to the extent we believe these assets will more-likely-than-not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which may reduce the provision for income taxes.

In July 2006, the FASB amended ASC 740, “Income Taxes,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements. The amendment provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. The amendment also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of ASC 740 on January 1, 2007. As a result of its implementation, we identified $8.7 million of unrecognized tax benefits related to tax positions in prior periods. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations.

As a result of the revision in ASC 805, “Business Combinations,” effective January 1, 2009, adjustments recorded to the valuation allowance related to deferred tax assets recognized in connection with earlier business combinations will impact tax expense in lieu of recording an adjustment to intangible assets.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2009 and 2008, we had $1.9 million and $1.7 million of restricted cash, respectively, which secures certain of our letters of credit. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through December 2015.

Marketable Securities

We classify all debt securities with original maturities exceeding ninety days as available-for-sale investments in accordance with ASC 320, “Investment—Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

Available-for-sale investments in debt securities that have an unrealized loss are evaluated for impairment in accordance with ASC 320. Our management uses judgments to evaluate each security held at a loss based on market conditions and other factors to determine if the decline in the market value of the security indicates an other-than-temporary impairment. When our management believes that the security is impaired, we recognize the impairment charge by writing down the amortized cost basis of the security to its estimated fair market value.

The Company had no investments classified as trading or held-to-maturity at December 31, 2009 and no investments at December 31, 2008.

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

A significant component of our property and equipment is the capitalized costs associated with the satellite and related assets, which include costs associated with the construction of the satellite, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other costs directly related to the satellite. Capitalized satellite costs are depreciated on a straight-line basis over the estimated useful life of 15 years. The Company periodically reviews, at least annually, the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary.

Capitalized Software Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $14.2 million, $11.3 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Intangible assets acquired in connection with business combinations which have finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets and their estimated useful lives are as follows:

Life (Years)
Backlog	2 - 4
Customer relationships	7 - 8
Patented technology	8
Trademarks	2 - 10
Favorable leases	3

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under the provisions of this statement, the Company’s goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired. During 2009, 2008 and 2007, the Company did not recognize any goodwill impairment charges.

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, we amortized $2.0 million, $1.4 million and $0.9 million, respectively, of debt issuance costs related to the senior notes and term loans. At December 31, 2009 and 2008, the Company had $12.9 million and $10.3 million, respectively, of unamortized debt issuance costs included in Other assets in the accompanying Consolidated Balance Sheets.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of costs paid to third-party dealers and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program, which we began to offer to our consumer customers in September 2008. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24 month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2009 and 2008, the Company had $29.9 million and $43.4 million of deferred SAC, respectively, included in Other assets in the accompanying Consolidated Balance Sheets.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows could result in a write-down of long-lived assets in a future period. During 2009, the Company recognized $50.6 million of impairment charges on long-lived assets. See Note 11—Other Assets for a more detailed explanation on the impairment charges. During 2008 and 2007, the Company did not recognize any impairment charges on long-lived assets.

Foreign Currency

Certain foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in accumulated other comprehensive loss (“AOCL”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of AOCL.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains its investments in equity securities in Other assets in the accompanying Consolidated Balance Sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of AOCL. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the carrying value of the security is written down to its estimated fair value, and the impairment on the security is recognized in the statements of operations in i) Other income (loss), net and recorded as a reclassification adjustment from AOCL for marketable equity securities and ii) Loss on impairments for non-marketable securities.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any such goodwill is subject to an evaluation for impairment pursuant to ASC 323— “Investments—Equity Method and Joint Ventures.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage. As of December 31, 2009 and 2008, we had cost method investments of $7.0 million and $2.6 million, respectively, and equity method investments of $8.3 million and $10.8 million, respectively.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument approximated their respective fair value at December 31, 2009 and 2008.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of AOCL until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During 2009 and 2008, the Company did not enter into any material hedge transactions.

The Company enters into interest rate swaps from time to time to manage its interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the cash flows of certain variable rate debt obligations are designated as cash flow hedges. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in the current period earnings.

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2009 and 2008, we had purchased foreign exchange contracts totaling $4.1 million and $9.0 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2009 and 2008. All of the forward exchange contracts outstanding at December 31, 2009 expire in 2010.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) attributable to HCI stockholders by the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share reflects the potential dilution from the exercise or conversion of securities into the Company’s common stock. However, in accordance with ASC 260, “Earnings Per Share,” potential common shares have been excluded from the computation of any diluted per share amount in periods when a loss from continuing operations exists. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method. The Company excluded 547,400 stock options that were granted in 2008 from the computation of diluted net earnings (loss) per common share for 2008, as the effect would have been anti-dilutive.

The following table provides a reconciliation of the shares used in calculating earnings (loss) per common share:

	Year Ended December 31,
	2009	2008	2007
Basic weighted average common shares outstanding	21,393,151	20,317,155	18,860,517
Effect of dilutive securities:
Restricted stock units	-	51,070	121,344
Restricted stock awards	-	201,829	178,936
Options to purchase common stock	-	63,779	67,122

Diluted weighted average common shares outstanding	21,393,151	20,633,833	19,227,919

New Accounting Pronouncements

In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report are provided in accordance with the Codification.

Recently Adopted Accounting Guidance

In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740 on accounting for uncertainty in income taxes and related disclosures for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on our income tax disclosure and financial statements.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2009, the FASB amended ASC 855, “Subsequent Events,” effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on our financial statements.

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

In April 2009, the FASB amended ASC 320, effective for reporting periods ending after June 15, 2009, to provide guidance on measuring other-than-temporary impairments for debt securities and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of the amendment did not have a material impact on our financial statements.

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

In March 2008, the FASB amended ASC 815, “Derivative and Hedging,” effective for statements issued for fiscal years and interim periods beginning after November 15, 2008, to expand the disclosure requirements for derivative instruments and hedging activities. The adoption of the amendment on January 1, 2009 did not have a material impact on our disclosures about derivative instruments and hedging activities.

In February 2008, the FASB amended ASC 820 to delay the effective date of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of fair value measurements for non-financial assets and liabilities on January 1, 2009 did not have a material impact on our financial statements.

In December 2007, the FASB amended ASC 810 relating to noncontrolling interests, effective for fiscal years and interim periods beginning on or after December 15, 2008, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of the amendment on January 1, 2009 did not have a material impact on our financial statements; however, it impacted the presentation and disclosure of noncontrolling interest on our audited consolidated financial statements.

Accounting Guidance Not Yet Effective

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods. We believe that ASU 2010-6 will not have a material impact on our fair value measurements.

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. We are currently evaluating the impact ASU 2009-13 will have on our financial statements when it becomes effective on January 1, 2011. Early adoption is permitted.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 are effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the impact these revisions will have on our financial statements for future reporting.

Note 3:    Consolidation of Hughes Systique Corporation

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

On March 11, 2009, Hughes Systique entered into a termination and settlement agreement with Nextwave (the “Termination Agreement”). The Termination Agreement provided for the following: (i) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; (ii) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; and (iii) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Stock, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. Pursuant to ASC 810, these transactions caused a reconsideration event on March 11,

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique, a variable interest entity. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on March 12, 2009 (the “Consolidation Date”). In accordance with ASC 805, the basis of Hughes Systique’s assets and liabilities were adjusted to their fair values. The excess of the fair value of the net assets consolidated from Hughes Systique over their carrying value has been reflected as goodwill in accordance with ASC 805. We believe that the goodwill resulting from the consolidation of Hughes Systique corresponds to the expected future prospects of Hughes Systique. The total amount of goodwill is not expected to be deductible for tax purposes. The following table summarizes the fair values of Hughes Systique’s assets and liabilities at the Consolidation Date (in thousands):

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

For the year ended December 31, 2009 (since the acquisition date), Hughes Systique’s revenues, after eliminating inter-company transactions, were $2.4 million. Pro forma financial statements are not presented for Hughes Systique as its results of operations were not material to our consolidated financial statements.

Note 4:    Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement we entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we had a contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”) as

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional purchase price, if any, to be payable in April 2010 by us or Helius, subject to Helius achieving certain post-closing performance goals. As of December 31, 2009, Helius did not meet the performance goals as set forth in the Merger Agreement. As a result, we are not obligated to pay the Contingent Payment.

The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with ASC 805-30, “Goodwill or Gain from Bargain Purchase, Including Consideration Transferred.” We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North American Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our Consolidated Statements of Operations since February 2008.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’ results of operations were not material to our consolidated financial statements.

Note 5:    Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Gain	Estimated Fair Values
December 31, 2009:
U.S. government bonds and treasury bills	$22,155	$6	$22,161
Certificates of deposit	25,019	8	25,027

Total available-for-sale securities	$47,174	$14	$47,188

December 31, 2008:
Total available-for-sale securities	$-	$-	$-

The investments in U.S. government bonds and treasury bills have AAA/Aaa ratings from S&P and Moody’s. The investments in certificates of deposit have A-1+ and P-1/Aa3 ratings from S&P and Moody’s, respectively. All investments mature within one year. We will also hold marketable equity securities as a long-term investment (see Note 11—Other Assets for further discussion).

Note 6:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2009	2008
Trade receivables	$154,863	$177,798
Contracts in process	16,952	30,412
Other receivables	4,101	1,714

Total receivables	175,916	209,924
Allowance for doubtful accounts	(12,100)	(9,551)

Total receivables, net	$163,816	$200,373

Trade receivables included $8.7 million and $6.8 million of amounts due from affiliates as of December 31, 2009 and 2008, respectively. Advances and progress billings offset against contracts in process amounted to $0.3 million and $13.9 million as of December 31, 2009 and 2008, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7:    Inventories

Inventories consisted of the following (in thousands):

		December 31,
		2009	2008
Production materials and supplies		$7,896	$10,268
Work in process		15,615	12,445
Finished goods		36,733	42,772

Total inventories		$60,244	$65,485

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Note 8:    Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	December 31,
		2009	2008
Land and improvements	10	$5,885	$5,871
Buildings and leasehold improvements	2 - 30	32,996	28,090
Satellite related assets	15	380,394	380,394
Machinery and equipment	1 - 7	251,648	134,544
VSAT operating lease hardware	2 - 5	18,945	42,741
Furniture and fixtures	5 - 7	1,571	1,092
Construction in progress —Jupiter		66,555	-
—Other		12,888	25,180

Total property		770,882	617,912
Accumulated depreciation		(168,479)	(110,642)

Total property, net		$602,403	$507,270

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

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. In July 2009, we began the construction of the satellite and capitalized costs associated with the construction of the satellite, including interest incurred and other direct costs related to the satellite. We anticipate launching Jupiter in the first half of 2012.

During 2009, we capitalized $1.7 million of interest related to the construction of Jupiter. In 2008 and 2007, we capitalized $4.8 million and $12.1 million of interest related to the construction of SPACEWAY 3. During 2009, 2008 and 2007, depreciation expense for property was $83.1 million, $51.2 million and $31.5 million, respectively.

Note 9:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31, 2009:
Backlog and customer relationships	2 - 8	$22,312	$(16,133)	$6,179
Patented technology and trademarks	2 - 10	15,745	(7,854)	7,891
Favorable leases	3	629	(175)	454

Total intangible assets, net		$38,686	$(24,162)	$14,524

December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382

Total intangible assets, net		$38,485	$(18,705)	$19,780

We amortize the recorded values of our intangible assets over their estimated useful lives. As of December 31, 2009, our intangible assets included $1.3 million of intangible assets resulting from the consolidation of Hughes Systique as discussed in Note 3—Consolidation of Hughes Systique Corporation. We recorded amortization expense of $5.5 million, $6.4 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization expense at December 31, 2009 was as follows (in thousands):

Amount
Year ending December 31,
2010	$3,083
2011	3,028
2012	2,854
2013	2,818
2014	1,326
Thereafter	1,415

Total estimated future amortization expense	$14,524

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:    Goodwill

Goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2007	$-
Goodwill related to acquisition of Helius(1)	2,661

Balance at December 31, 2008	2,661
Goodwill related to consolidation of Hughes Systique(2)	2,432

Total goodwill at December 31, 2009	$5,093

(1)	Amount belongs to the North America Broadband segment.
(2)	Amount belongs to the Corporate and Other segment.

Note 11:    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Subscriber acquisition costs	$29,884	$43,361
Debt issuance costs	12,899	10,312
Other	33,053	20,555
Sea Launch deposit	-	44,400

Total other assets	$75,836	$118,628

As of December 31, 2009, “Other” included our cost method and equity method investments, which includes our investment in HTI. On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), which are subject to certain restrictions and/or earn-out provisions pursuant to the merger agreement.

As of December 31, 2009, 1.3 million of the HTI Shares (“Non-escrowed Shares”), which were previously accounted for using the cost method, have been classified as available-for-sale in accordance with ASC 320 as the contractual restriction on trading these shares is no longer applicable. As of December 31, 2009, the Non-escrowed Shares had a fair value of $4.2 million, and we recorded an unrealized loss of $2.4 million in “Accumulated other comprehensive loss” (“AOCL”) for the year ended December 31, 2009.

The remaining 2.0 million shares (“Escrowed Shares”) of the HTI Shares are held by HTI in escrow, and the release of these shares is subject to various earn-out provisions based on HTI attaining specified stock prices of $20.00, $24.50 and $30.50 over specified periods within 5 years of the Merger. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed Shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. We account for the Escrowed Shares using the cost method in accordance with ASC 325 “Investments—Other,” as the Escrowed Shares are not considered marketable equity

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities as of December 31, 2009. Based on the significant decline in the estimated fair value of the Escrowed shares along with our valuation analysis on our investment, we determined an other-than-temporary decline in the fair value of these shares occurred during the fourth quarter of 2009, and wrote down the carrying value of the Escrowed shares to the estimated fair value at December 31, 2009 in accordance with ASC 320-10-35, “Investments—Debt and Equity Securities—Subsequent Measurement.” As a result, in December 2009, we recorded a $5.2 million impairment loss related to our Corporate and Other segment in “Loss on impairments” included in the accompanying Consolidated Statements of Operations. As of December 31, 2009, the carrying value of the HTI Escrowed Shares equaled its estimated fair value of $1.1 million.

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

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Sea Launch is a private company and our evaluation had historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we determined that the value of the Deposit was impaired in accordance with ASC 360-10-55, “Impairment or Disposal of Long-Lived Assets.” As a result, in June 2009, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairments” included in the accompanying Consolidated Statements of Operations.

Note 12:    Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2009	2008
Progress billings to customers	$47,911	$51,019
Accrued and other liabilities	44,456	55,428
Payroll and other compensation	26,512	41,283
Accrued interest expense	12,895	9,804
Due to affiliates	-	1,507

Total accrued liabilities and other	$131,774	$159,041

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:    Debt

Short-term and the current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates	December 31,
		2009	2008
VSAT hardware financing	8.00% - 15.00%	$3,158	$4,864
Term loans	12.42% - 13.75%	1,598	206
Revolving bank borrowings	8.25% - 19.55%	1,547	2,432
Capital lease and other	6.00% - 39.60%	447	750

Total short-term and the current portion of long-term debt		$6,750	$8,252

As of December 31, 2009, HNS had outstanding revolving bank borrowings of $1.5 million, which had a weighted average variable interest rate of 14.2%. These borrowings were obtained by HNS’ subsidiaries in India and Brazil under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian, Brazilian and European subsidiaries under the revolving lines of credit was $4.2 million at December 31, 2009.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates	December 31,
		2009	2008
Senior Notes(1)	9.50%	$587,874	$450,000
Term loans	7.62% - 12.42%	116,288	115,000
VSAT hardware financing	8.00% - 15.00%	5,861	8,038
Capital lease and other	6.00% - 39.60%	4,934	5,260

Total long-term debt		$714,957	$578,298

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

On May 27, 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, HNS received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, HNS entered into a registration rights agreement requiring HNS to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, HNS completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of December 31, 2009, HNS recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

HNS’ $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

semi-annually in arrears on April 15 and October 15. As of December 31, 2009 and 2008, we recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

HNS has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility is based on, at HNS’ option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. During 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of December 31, 2009, the Revolving Credit Facility had total outstanding letters of credit of $2.4 million and an available borrowing capacity of $47.6 million.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of each of December 31, 2009 and 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of December 31, 2009 and 2008, HNS’ net assets were $200.0 million and $230.8 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of December 31, 2009.

Prior to September 2005, we leased certain VSAT hardware under an operating lease with customers which were funded by two financial institutions at the inception of the operating lease for the future operating lease revenues. As part of the agreement, the financial institution received title to the equipment and obtained the residual rights to the equipment after the operating lease with the customer expires and assumed the credit risk associated with non-payment by the customers. However, we retained a continuing obligation to the financing

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of our system (a “Non-Performance Event”). Accordingly, we recognized a liability to the financial institution for the funded amount. We have not provided a reserve for a Non-Performance Event because we believe that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 21—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of December 31, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Principal payments of our debt at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$6,750
2011	4,964
2012	2,933
2013	1,338
2014	703,889
Thereafter	1,833

Total debt	$721,707

Note 14:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” Accordingly, we recorded a net unrealized gain of $6.9 million and net unrealized losses of $11.9 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. We recorded interest expense of $9.0 million, $8.9 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, on the Term Loan Facility.

Note 15:    Fair Value

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or transfer the liability

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of December 31, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

Our investment in the HTI Shares was measured using Level 1 and Level 2 inputs for the Non-escrowed Shares and Escrowed Shares, respectively. The fair value of the Non-escrowed Shares, as shown in the table below, was determined based on the quoted market prices. For the year ended December 31, 2009, we recognized an unrealized loss of $2.4 million in AOCL related to the Non-escrowed Shares. The fair value of the Escrowed Shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model. Based on the significant decline in market value of the Escrowed shares along with our valuation analysis on our investment, we determined to write-down the carrying value of the Escrowed shares to its estimated fair value at December 31, 2009 in accordance with ASC 320-10-35. The valuation of the Escrowed Shares reflects the Company’s best estimate of what market participants would use in pricing the investment based on the best available information.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level	Included In	December 31, 2009
			Carrying Value	Fair Value
Marketable securities	1	Marketable securities	$47,188	$47,188
HTI Non-escrowed Shares	1	Other assets	$4,225	$4,225
HTI Escrowed Shares	2	Other assets	$1,121	$1,121
2006 Senior Notes	1	Long-term debt	$450,000	$463,500
2009 Senior Notes	1	Long-term debt	$150,000	$153,750
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$10,522	$10,522

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis in accordance with ASC 820. As described in Note 11—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the second quarter of 2009 as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations.

Note 16:    Income Taxes

The income (loss) before income tax expense and equity in earnings (losses) of unconsolidated affiliates and the corresponding income tax expense (benefit) reflected on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income (loss) before income tax expense and equity in earnings (losses) of unconsolidated affiliates:
Domestic income (loss)	$(60,612)	$9,093	$39,703
Foreign income	11,241	8,427	9,927

Total	$(49,371)	$17,520	$49,630

Components of income tax expense:
Current income tax expense:
Foreign	$2,750	$2,373	$2,850
State	650	803	21

Total current income tax expense	3,400	3,176	2,871

Deferred income tax expense (benefit):
Foreign	(954)	4,417	2,466
Federal	-	-	-

Total deferred income tax expense (benefit)	(954)	4,417	2,466

Total income tax expense	$2,446	$7,593	$5,337

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the tax year ended December 31, 2007, we have recorded an alternative minimum tax liability in the amount of $0.5 million. Since a current alternative minimum tax liability results in alternative minimum tax credits for future years when the taxpayer is subject to regular tax liability, a corresponding deferred tax asset was recorded for the alternative minimum tax credit.

We entered into a tax sharing agreement with SkyTerra (the “Tax Sharing Agreement”) at the time of the separation of the Company from SkyTerra during 2006, pursuant to which we are responsible for all SkyTerra tax liabilities through February 21, 2006. As a result, we paid SkyTerra $1.1 million for its 2006 alternative minimum tax (“AMT”) liability. In accordance with the Tax Sharing Agreement, we are entitled to reimbursement of the $1.1 million from SkyTerra at such time SkyTerra realizes the benefit of the alternative minimum tax credit. This expected reimbursement is reflected on our books as a non-current receivable from SkyTerra.

Our consolidated temporary differences that give rise to the net deferred tax assets at December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$141,041	$71,830
Capital loss carryforwards	4,797	4,554
Compensation expense on restricted stock	(554)	54
Alternative minimum tax credit	475	491
Research and development credit	5,568	4,150
Other assets	12,201	6,534

Total gross deferred tax assets	163,528	87,613

Deferred tax liabilities:
Investment in Hughes Network Systems, LLC	75,490	40,541
Other deferred tax liability	-	645

Total gross deferred tax liability	75,490	41,186

Net deferred tax assets before valuation allowance	88,038	46,427
Valuation allowance	(83,540)	(43,080)

Net deferred tax assets	$4,498	$3,347

As we have not met the more-likely-than-not criteria of ASC 740 on deferred tax assets in certain jurisdictions, we maintained a full valuation allowance on these deferred tax assets as of December 31, 2009. Certain deferred tax assets, namely $4.0 million associated with our foreign subsidiaries and $0.5 million associated with our AMT credit, require no valuation allowance.

As of December 31, 2009, our Federal and State NOL carryforwards are approximately $317.6 million expiring between the years 2012 and 2029, if unused, and our capital loss carryforwards were approximately $13.7 million expiring between 2010 and 2014, if unused.

Our German and United Kingdom (“U.K.”) subsidiaries have approximately $35.8 million and $36.1 million of net operating loss (“NOL”) carryforwards, respectively. As the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes, its net income or loss is reported on HNS’ partnership income

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax return and subsequently allocated to us. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire. During 2009, the German subsidiary utilized $2.5 million NOL carryforwards to offset taxable income.

As the German and U.K. subsidiaries have not met the more-likely–than-not criteria of ASC 740, we maintained a full valuation allowance on the German and U.K. NOL carryforwards as of December 31, 2009. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

For the years ended December 31, 2009, 2008 and 2007, income tax expense differs from the amounts computed by applying the statutory rates to our income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income (loss) before income tax expense and equity in earnings (losses) of unconsolidated affiliates:	$(49,371)	$17,520	$49,630

Federal income tax @ 35%	$(17,280)	$6,132	$17,371
Net permanent differences	274	512	(189)
Change in valuation allowance	20,677	896	(13,596)
State taxes, net of federal benefit	648	803	21
Foreign taxes in excess of federal tax (benefit)	(1,873)	(750)	1,730

Total income tax expense	$2,446	$7,593	$5,337

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $25.7 million of our undistributed earnings for certain non-U.S. subsidiaries earnings because these earnings are intended to be permanently reinvested in operations outside the United States.

Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. ASC 740 requires increased disclosures and also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods.

A tabular reconciliation of a change in unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	December 31,
	2009	2008	2007
Beginning balance of unrecognized tax benefits	$10,222	$8,708	$8,708
Gross increases—tax positions in prior periods	230	989	-
Gross increases—tax positions in current period	690	525	-

Ending balance of unrecognized tax benefits	$11,142	$10,222	$8,708

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $10.2 million as of December 31, 2008 and an additional $0.9 million of unrecognized tax benefits in 2009. If recognized, the total unrecognized tax benefits would impact our effective tax rate. We anticipate that uncertain tax positions will increase within the next twelve months in a range of $0.5 million to $1.0 million.

We recognize interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations. As of December 31, 2009, we have not recorded any liability for the payment of interest or penalties associated with uncertain tax positions. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

During 2009, the Internal Revenue Service (“IRS”) conducted an audit of the Company’s 2007 U.S. Income Tax Return. As of December 31, 2009, the Company is awaiting a final determination letter from the IRS.

Note 17:    Employee Share-Based Payments

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

The Plan provides for the issuance of up to 2,700,000 shares of our common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, the Board of Director delegated to the CEO the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued restricted stock awards and restricted stock units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also issue shares under the Plan to directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant. In March 2006, we issued Restricted Stock Award of 14,000 shares each to four of the Company’s officers and a contractor. These restricted shares vest within two years of the date of issuance. We issued an aggregate of 60,000 shares of restricted stock, which vest over a three year period, to members of our Board of Directors during the period from February through May 2006.

The Company and HNS account for shares issued in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. For the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a former HNS executive and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $2.9 million, $3.2 million and $4.0 million, respectively. As of December 31, 2009, we had $3.6 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 1.51 years. We recognized a tax benefit of $1.2 million and $2.6 million related to restricted stock awards and restricted stock units for the years ended December 31, 2009 and 2008, respectively. The Company did not recognize any tax benefit in 2007.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	160,765	$45.51
Granted	90,000	$11.13
Forfeited	(6,350)	$46.05
Vested	(82,055)	$43.64

Non-vested at December 31, 2009	162,360	$27.37

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2009, 2008 and 2007 were $11.13, $47.95 and $49.86, respectively. The total fair value of shares vested during the years ended December 31, 2009 and 2008 were $3.6 million and $6.9 million, respectively. None of the restricted stock awards issued to employees vested during 2007.

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Forfeited	(500)	$44.20
Vested	(3,175)	$46.94

Non-vested at December 31, 2009	8,675	$28.73

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant-date fair value of restricted stock units granted for the year ended December 31, 2009, 2008 and 2007 were $8.82, $43.27 and $50.00, respectively. The total fair value of units vested during the years ended December 31, 2009 and 2008 were $0.1 million and $0.2 million, respectively. None of the restricted stock units were vested during 2007.

Stock Option Program

On April 24, 2008, our Compensation Committee made stock options awards under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2011. The grant and exercise price of the stock options is the closing price of the Company’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of the Company and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

Since we became a public registrant in February 2006 and do not have sufficient history to measure expected volatility using our own stock price history and do not have the history to compute the expected term of the stock options, we utilized an average volatility based on a group of companies identified as our peers until such time that we have adequate stock history of our own. We estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as we have not, nor do we currently plan to, issue dividends to our shareholders.

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

As a result of the Exchange Offer, which was completed on April 16, 2009, 546,900 outstanding stock options (representing 100% participation) were exchanged, and the estimated fair value of the New Options of $2.3 million was computed using a Black-Scholes option valuation model based on the new grant date. The compensation expense related to the New Options is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant.

The key assumptions for the option awards are as follows:

Year Ended December 31, 2009
Volatility range	45.97% - 47.92%
Weighted-average volatility	47.62%
Expected term	5 years
Risk-free interest rate range	1.71% - 2.20%
Weighted-average risk-free interest rate	1.79%

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Option Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at January 1, 2008	-	$-
Granted	562,400	$53.67
Forfeited or expired	(10,000)	$54.00

Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Retired	(546,900)	$54.00
Granted	647,400	$16.77	9.37	$-
Forfeited or expired	(4,850)	$20.84

Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326

Vested and expected to vest at December 31, 2009	583,245	$16.77	9.37	$5,693

Exercisable at December 31, 2009	-	$-

*	In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $3.5 million and $2.0 million compensation expense for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had $10.1 million of unrecognized compensation expense for non-vested stock options, which is expected to be recognized over a weighted average period of 3.34 years. No stock options vested in 2009.

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

On September 19, 2008, HNS issued 310,000 bonus units to certain of its employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to ASC 718, we amortize the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense of $0.8 million, $0.4 million and $0.2 million, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Year Ended December 31,
	2009	2008
Non-vested beginning balance	2,500,000	4,175,000
Issuance of bonus units	-	310,000
Converted to HCI common shares	-	(1,865,250)
Forfeited	(46,750)	(119,750)

Non-vested ending balance	2,453,250	2,500,000

HNS Class B Membership Interests

HNS’ Class B membership interests were issued to certain members of HNS’ senior management, two of HNS’ former senior management and a member of our Board of Directors. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by HNS after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of HNS’ assets or income earned by HNS prior to the issuance of the Class B membership interests.

The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and the Company has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, and the Company has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS.

At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to ASC 718, HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, compensation expensed of $0.1 million was recorded for each of the years ended December 31, 2009, 2008 and 2007.

In May 2008, we completed an equity offering in which certain members of our senior management exchanged a portion of their vested Class B membership interests for the Company’s common stock. A total of 170,081 shares of our common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with the offering. See Note 19—Stockholders’ Equity for further discussion.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 25, 2009, we registered 75,000 shares of common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of HNS Class B membership interests. As of December 31, 2009, HNS Class B membership interests represented approximately 3.4% of the combined outstanding Class A and Class B membership interests. A summary of Class B membership interests activities is as follows:

	Year Ended December 31,
	2009	2008
Outstanding beginnning balance	3,656	4,650
Converted to HCI common shares	(326)	(994)

Outstanding ending balance	3,330	3,656

SkyTerra’s 1998 Long Term Incentive Plan

Pursuant to SkyTerra’s 1998 Long Term Incentive Plan (the “SkyTerra Plan”), the compensation committee of the Board of Directors of SkyTerra was required to make an equitable adjustment to the terms of options issued under the SkyTerra Plan in the event a special, large and nonrecurring dividend or distribution affects SkyTerra’s common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of the participants under the SkyTerra Plan. SkyTerra’s compensation committee has discretion to make such an adjustment to any option issued under the SkyTerra Plan by adjusting the number and kind of shares that may be issued in respect of outstanding options or the exercise price relating to such options. Pursuant to this provision, SkyTerra’s compensation committee determined that holders of stock options issued under the SkyTerra Plan who were members of SkyTerra’s management and Board of Directors as of the date of the distribution, when SkyTerra separated us into a publicly traded company in 2006 (the “Distribution”), as well as a consultant and former directors who were involved with SkyTerra’s acquisition of HNS, would receive an option to purchase one share of our common stock for each option to purchase two shares of SkyTerra common stock that they held as of the date of the Distribution. The issuance of such options to purchase our common stock was in lieu of a larger adjustment to the exercise price of the SkyTerra options that such holders would otherwise have been entitled to, had they not received options to purchase our common stock. A reduction in the exercise price (or in some cases, an increase in the number of shares) was the manner in which all other SkyTerra options outstanding under the plan were adjusted. In February 2006, the Company issued options to purchase 435,836 shares of our common stock to holders of SkyTerra options under the Plan.

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

The fair value of each share or option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, the fair value of such shares is adjusted at the end of the reporting period, and accordingly, the fair value as of December 31, 2009 was used for determining compensation expense attributable to such shares.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity and related information for the SkyTerra Plan for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding & exercisable at January 1, 2007	70,834	$19.99	$1,886
Exercised by holders of SkyTerra options	(5,000)	$22.53	$160

Options outstanding & exercisable at December 31, 2007	65,834	$19.80	$2,292
Exercised by holders of SkyTerra options	(3,334)	$22.53	$-

Options outstanding & exercisable at December 31, 2008	62,500	$19.65	$-

Options outstanding & exercisable at December 31, 2009	62,500	$19.65	$399

*In	thousands.

The following table summarizes information about stock options that are outstanding and exercisable as of December 31, 2009:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$1.48	5,000	$1.48	4.13
$20.23 - $22.53	57,500	$21.23	5.28

	62,500	$19.65	5.19

Note 18:    Other Benefits

401(k) Plan

We have a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to a limit of $16,500 in 2009 per the IRS. Employee contributions are immediately vested. We will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2009, 2008 and 2007, we made $6.9 million, $6.9 million and $6.6 million, respectively, of matching contributions.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,500 in 2009, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between The DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra, HNS established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with the Retention Program, HNS established the earnings goal in March 2008, which was equivalent to its planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating HNS’ covenant compliance under its credit agreements and the indentures governing the Senior Notes. HNS successfully attained 100% of its Adjusted EBITDA goal for 2008. As a result, the Company paid $14.7 million, of which $13.2 million was accrued as of December 31, 2008, to participants under the Retention Program in 2009.

Note 19:    Stockholders’ Equity

The Company is a publicly-traded company and is authorized to issue 64,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock can be issued in one or more classes or series, and the Board of Directors have the authority to establish voting rights, preferences, and other rights related to dividends, convertibility, redemptions and other limitations as may be permitted by the General Corporation Law of the State of Delaware. As of December 31, 2009, no class or series of preferred stock had been established by the Company’s Board of Directors.

In May 2008, we completed an underwritten equity offering in which we sold 2,000,000 shares of our common stock, par value $0.001 per share (“Common Stock”). As a result of the equity offering, we raised $93.0 million in net proceeds, after deducting related offering costs. We did not receive any proceeds from the sale of 169,600 shares of the common stock received by certain of our stockholders in connection with the exchange of their Class B membership interests, as discussed in Note 17—Employee Share-Based Payments.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20:    Segment Data and Geographic Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions in 2009, 2008 and 2007.

	North America Broadband	International Broadband	Telecom Systems	Corporate and Other	Consolidated
As of or For the Year Ended December 31, 2009
Revenues	$690,279	$203,886	$112,500	$3,034	$1,009,699
Operating income (loss)(1)	$(8,028)	$15,120	$14,227	$(9,007)	$12,312
Depreciation and amortization	$84,706	$13,355	$4,078	$592	$102,731
Assets(2)	$699,399	$184,461	$45,500	$373,034	$1,302,394
Capital expenditures(3)	$139,621	$15,124	$1,213	$7,578	$163,536

As of or For the Year Ended December 31, 2008
Revenues	$667,665	$237,188	$155,038	$462	$1,060,353
Operating income (loss)	$21,339	$21,679	$25,116	$(3,842)	$64,292
Depreciation and amortization	$55,868	$9,233	$3,836	$-	$68,937
Assets	$648,603	$197,087	$64,727	$279,976	$1,190,393
Capital expenditures	$71,696	$11,188	$2,223	$11,126	$96,233

As of or For the Year Ended December 31, 2007
Revenues	$615,716	$214,833	$139,526	$573	$970,648
Operating income (loss)	$44,259	$19,637	$25,911	$(6,171)	$83,636
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$45,860
Assets	$610,950	$214,231	$66,215	$238,441	$1,129,837
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$248,180

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit and $3.2 million development cost related to the construction of our Jupiter satellite. Operating loss for Corporate and Other includes $5.2 million of impairment loss related to our investment in HTI. See Note 11—Other Assets for further discussion on impairment losses.
(2)	North America Broadband segment includes $66.6 million of construction-in-process related to the construction of our Jupiter satellite.
(3)	Capital expenditures for North America Broadband segment includes $44.1 million related to capitalized software and the construction of our Jupiter satellite.

For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of total revenues. Revenues by geographic area are summarized by customers’ locations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
North America	$801,808	$803,496	$726,246
Africa, Asia and the Middle East	88,939	106,627	125,043
Europe	69,430	115,495	88,366
South America and the Caribbean	49,522	34,735	30,993

Total revenues	$1,009,699	$1,060,353	$970,648

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Individual countries with significant revenues for the three years ended December 31, 2009 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$774,719	$785,349	$717,824
India	$39,294	$48,067	$49,681
United Kingdom	$29,257	$66,555	$30,568
Total property, net by geographic area is summarized by customers’ locations as follows (in thousands):
		December 31,
		2009	2008
North America:
United States		$573,755	$489,284
Mexico		55	2

Total North America		573,810	489,286
South America and the Caribbean		12,702	5,344
Africa, Asia and the Middle East		10,768	8,300
Europe		5,123	4,340

Total property, net		$602,403	$507,270

Note 21:    Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are controlled by Apollo Management, L.P. and its affiliates (collectively “Apollo”), our controlling stockholder.

Separation Agreement

As part of the Distribution in 2006, SkyTerra and the Company entered into a Separation Agreement. Among other things, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

Indemnification—The Separation Agreement provides that the Company will indemnify SkyTerra against losses based on, arising out of, or resulting from (i) the ownership or the operation of the assets or properties transferred to the Company under the Separation Agreement, and the operation or conduct of the business of, including contracts entered into and any activities engaged in by, the Company, whether in the past or future; (ii) any other activities the Company engages in; (iii) any guaranty or keep well of or by SkyTerra provided to any parties with respect to any of the Company’s actual or contingent obligations; and (iv) certain other matters described in the Separation Agreement. The Separation Agreement provides that SkyTerra will indemnify the Company against losses based on, arising out of, or resulting from the ownership or operation of the assets or properties of Mobile Satellite Ventures LP (“MSV”) and TerreStar Networks, Inc., (“TerreStar”) or the operation or conduct of their businesses, including the contracts entered into by them, and certain other matters described in the Separation Agreement.

Tax sharing agreement—The tax sharing agreement governs the allocation between the Company and SkyTerra of tax liabilities and related tax matters, such as the preparation and filing of tax returns and tax

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described in Note 11—Other Assets, HNS’ obligations to HTI and its customer expired when HTI became a public company in March 2009 with an initial market capitalization value greater than $300.0 million.

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

In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock. See Note 11—Other Assets for further discussion. In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with HNS as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, HNS entered into a promissory note with HTI (“Promissory Note”) for the purposes of establishing a revised payment schedule for $8.3 million of account receivables that HTI owed to HNS. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of December 31, 2009. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hughes Systique Corporation

HNS has contracted with Hughes Systique for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of December 31, 2009. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 3—Consolidation of Hughes Systique Corporation.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of December 31, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 13—Debt. During 2009, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Smart & Final, Inc.

As of December 31, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

Intelsat Holdings Limited

The Company and its subsidiaries lease satellite transponder capacity from Intelsat Holdings Limited (“Intelsat”). In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat, and as a result, Intelsat is no longer a related party.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Sales:
HTI	$23,644	$31,065	$22,301
Apollo and affiliates	476	897	11,512

Total sales	$24,120	$31,962	$33,813

Purchases:
Hughes Systique(1)	$1,591	$9,419	$5,609
95 West Co.	-	750	-
Intelsat(2)	-	10,074	119,961

Total purchases	$1,591	$20,243	$125,570

(1)    For the reporting periods after March 11, 2009, Hughes Systique’s results of operations are consolidated with the Company’s operating results.

(2)    Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

		December 31,
		2009	2008
Due from related parties:
HTI		$8,652	$6,734
Smart & Final		52	30

Total due from related parties		$8,704	$6,764

Due to related party:
Hughes Systique(1)		$-	$1,507

(1)    For the period after March 11, 2009, Hughes Systique’s results of operations are consolidated with the Company’s operating results.

Note 22:    Net Income (loss) Attributable to HCI stockholders and Transfer from Noncontrolling Interests

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net income (loss) attributable to HCI stockholders	$(52,693)	$9,018	$43,540
Transfers from the noncontrolling interests:
Decrease in HCI paid-in capital for purchases of subsidiaries shares	(396)	-	-

Change from net income (loss) attributable to HCI stockholders and transfers from the noncontrolling interests	$(53,089)	$9,018	$43,540

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23:    Commitments and Contingencies

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

In March 2009, HNS received an arbitral award against Sea Launch entitling HNS to a full refund of the Sea Launch Deposit of $44.4 million, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment is received in full. This award resulted from an arbitration proceeding initiated by HNS on June 28, 2007 relating to its SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of HNS’ SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. HNS made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”), we sent a notice of termination to Sea Launch. Under the LSA, we were entitled to terminate due to the launch delay and receive a refund of the Deposit made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that HNS had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and the March 2009 arbitral award was the result of the arbitration panel rendering its decision in HNS’ favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue the collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairments” in the accompanying Consolidated Statements of Operations.

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HNS received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters.

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $6.4 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the assessment is valid and plans to dispute the State of São Paulo’s claims and to defend itself vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On December 18, 2009, the Company and HNS received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. Based on our investigation, we believe that the allegations in this complaint are not meritorious and we intend to vigorously defend this matter.

Product Warranties

We warrant our hardware products over 12 to 24 months, depending on the products sold, following the date of installation. A large portion of our enterprise customers enter into maintenance agreements under which we recognize revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2009	2008
Balance beginning of period	$3,909	$3,579
Warranty costs accrual	2,372	3,267
Warranty costs incurred	(4,338)	(2,937)

Balance at end of period	$1,943	$3,909

Leases

We have non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$11,840
2011	10,700
2012	9,367
2013	5,869
2014	4,463
Thereafter	6,357

Total minimum lease payments	$48,596

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expenses under operating leases, net of sublease income, were $14.4 million, $12.8 million and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$123,392
2011	59,613
2012	27,050
2013	23,623
2014	8,230
Thereafter	16,250

Total minimum lease payments	$258,158

Rental expenses under operating leases for transponder capacity were $180.9 million, $193.3 million and $188.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other

In June 2009, HNS entered into an agreement with SS/L, under which SS/L will manufacture our Jupiter satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $14.5 million that were undrawn as of December 31, 2009. Of this amount, $2.6 million was issued under the Revolving Credit Facility; $1.8 million was secured by restricted cash; $0.9 million related to insurance bonds; and $9.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of December 31, 2009, these obligations were scheduled to expire as follows: $9.7 million in 2010; $1.9 million in 2011; $0.3 million in 2012; and $2.6 million in 2013 and thereafter.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In lieu of providing separate audited financial statements of HNS, the Co-Issuer and HNS’ guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents our results of operations, with the subsidiaries accounted for using the equity method. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of HNS’ guarantor subsidiaries and the Co-Issuer, which is a co-issuer of HNS’ Senior Notes and which had no assets, operations, revenues or cash flows for the periods presented. The column marked “Non-Guarantor Subsidiaries” includes the results of non-guarantor subsidiaries of the Company and HNS. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning the Co-Issuer and HNS’ Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

Condensed Consolidated Balance Sheet as of December 31, 2009

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$74,787	$173,991	$1,091	$11,169	$-	$261,038
Marketable securities	16,062	31,126	-	-	-	47,188
Receivables, net	7,794	115,948	628	64,237	(24,791)	163,816
Inventories	-	47,437	138	12,669	-	60,244
Prepaid expenses and other	264	7,421	234	14,557	-	22,476

Total current assets	98,907	375,923	2,091	102,632	(24,791)	554,762
Property, net	-	542,642	32,792	26,969	-	602,403
Investment in subsidiaries	200,687	115,136	-	-	(315,823)	-
Other assets	9,724	102,045	3,221	31,842	(1,603)	145,229

Total assets	$309,318	$1,135,746	$38,104	$161,443	$(342,217)	$1,302,394

Liabilities and equity
Accounts payable	$1,442	$97,114	$2,272	$39,171	$(20,538)	$119,461
Short-term debt	-	2,054	-	4,696	-	6,750
Accrued liabilities and other	701	110,088	714	24,524	(4,253)	131,774

Total current liabilities	2,143	209,256	2,986	68,391	(24,791)	257,985
Long-term debt	-	710,259	-	4,698	-	714,957
Other long-term liabilities	-	16,191	-	1,768	(1,603)	16,356
Total HCI stockholders’ equity	304,041	200,040	29,197	86,586	(315,823)	304,041
Noncontrolling interests	3,134	-	5,921	-	-	9,055

Total liabilities and equity	$309,318	$1,135,746	$38,104	$161,443	$(342,217)	$1,302,394

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet as of December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,281	$75,956	$2,013	$22,566	$-	$203,816
Receivables, net	6,326	147,424	2,007	66,197	(21,581)	200,373
Inventories	-	57,453	666	7,366	-	65,485
Prepaid expenses and other	479	8,030	284	12,133	-	20,926

Total current assets	110,086	288,863	4,970	108,262	(21,581)	490,600
Property, net	-	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	230,370	92,057	-	-	(322,427)	-
Other assets	717	173,531	10,614	7,661	-	192,523

Total assets	$341,173	$1,014,306	$45,184	$133,738	$(344,008)	$1,190,393

Liabilities and equity
Accounts payable	$1,228	$57,488	$3,133	$41,559	$(20,469)	$82,939
Short-term debt	-	4,391	-	3,861	-	8,252
Accrued liabilities and other	719	128,813	761	29,860	(1,112)	159,041

Total current liabilities	1,947	190,692	3,894	75,280	(21,581)	250,232
Long-term debt	-	574,771	-	3,527	-	578,298
Other long-term liabilities	-	18,005	-	-	-	18,005
Total HCI stockholders’ equity	339,144	230,838	36,658	54,931	(322,427)	339,144
Noncontrolling interests	82	-	4,632	-	-	4,714

Total liabilities and equity	$341,173	$1,014,306	$45,184	$133,738	$(344,008)	$1,190,393

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2009

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$873,794	$9,680	$159,319	$(33,094)	$1,009,699

Operating costs and expenses:
Costs of revenues	-	644,750	5,281	117,810	(29,521)	738,320
Selling, general and administrative	3,878	147,793	5,173	27,404	(3,573)	180,675
Loss on impairments	6,239	44,400	-	-	-	50,639
Research and development	-	19,574	2,722	-	-	22,296
Amortization of intangible assets	-	4,038	1,126	293	-	5,457

Total operating costs and expenses	10,117	860,555	14,302	145,507	(33,094)	997,387

Operating income (loss)	(10,117)	13,239	(4,622)	13,812	-	12,312
Other income (expense):
Interest expense	-	(62,972)	-	(1,344)	197	(64,119)
Interest and other income, net	986	1,541	-	276	(197)	2,606
Equity in earnings (losses) of subsidiaries	(43,866)	4,033	-	-	39,833	-

Income (loss) before income tax expense	(52,997)	(44,159)	(4,622)	12,744	39,833	(49,201)
Income tax (expense) benefit	2	(746)	-	(1,702)	-	(2,446)

Net income (loss)	(52,995)	(44,905)	(4,622)	11,042	39,833	(51,647)
Net (income) loss attributable to noncontrolling interests	302	-	(1,842)	494	-	(1,046)

Net income (loss) attributable to HCI stockholders	$(52,693)	$(44,905)	$(6,464)	$11,536	$39,833	$(52,693)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$894,885	$13,873	$187,190	$(35,595)	$1,060,353

Operating costs and expenses:
Costs of revenues	-	676,339	5,878	134,500	(31,756)	784,961
Selling, general and administrative	4,265	140,747	5,533	31,142	(3,839)	177,848
Research and development	-	23,931	2,902	-	-	26,833
Amortization of intangible assets	-	5,387	1,032	-	-	6,419

Total operating costs and expenses	4,265	846,404	15,345	165,642	(35,595)	996,061

Operating income (loss)	(4,265)	48,481	(1,472)	21,548	-	64,292
Other income (expense):
Interest expense	-	(49,898)	-	(1,431)	2	(51,327)
Interest and other income, net	801	2,448	-	709	(2)	3,956
Equity in earnings of subsidiaries	12,530	11,988	-	-	(24,518)	-

Income (loss) before income tax expense	9,066	13,019	(1,472)	20,826	(24,518)	16,921
Income tax expense	(17)	(923)	-	(6,653)	-	(7,593)

Net income (loss)	9,049	12,096	(1,472)	14,173	(24,518)	9,328
Net (income) loss attributable to the noncontrolling interests	(31)	-	(381)	102	-	(310)

Net income (loss) attributable to HCI stockholders	$9,018	$12,096	$(1,853)	$14,275	$(24,518)	$9,018

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$845,501	$1,140	$148,701	$(24,694)	$970,648

Operating costs and expenses:
Costs of revenues	-	627,684	-	104,700	(20,603)	711,781
Selling, general and administrative	6,609	116,134	3,295	30,104	(4,091)	152,051
Research and development	-	17,036	-	-	-	17,036
Amortization of intangible assets	-	6,144	-	-	-	6,144

Total operating costs and expenses	6,609	766,998	3,295	134,804	(24,694)	887,012

Operating income (loss)	(6,609)	78,503	(2,155)	13,897	-	83,636
Other income (expense):
Interest expense	(3)	(41,962)	-	(1,810)	-	(43,775)
Interest and other income (loss), net	(22)	8,690	-	461	-	9,129
Equity in earnings of subsidiaries	50,204	4,670	-	-	(54,874)	-

Income (loss) before income tax expense	43,570	49,901	(2,155)	12,548	(54,874)	48,990
Income tax expense	-	(100)	-	(5,237)	-	(5,337)

Net income (loss)	43,570	49,801	(2,155)	7,311	(54,874)	43,653
Net (income) loss attributable to noncontrolling interests	(30)	-	(286)	203	-	(113)

Net income (loss) attributable to HCI stockholders	$43,540	$49,801	$(2,441)	$7,514	$(54,874)	$43,540

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2009

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(52,995)	$(44,905)	$(4,622)	$11,042	$39,833	$(51,647)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	40,283	202,417	8,534	(8,372)	(39,833)	203,029

Net cash provided by (used in) operating activities	(12,712)	157,512	3,912	2,670	-	151,382

Cash flows from investing activities:
Change in restricted cash	331	(1)	-	(107)	-	223
Purchases of marketable securities	(21,038)	(41,080)	-	-	-	(62,118)
Proceeds from sales of marketable securities	5,000	10,000	-	-	-	15,000
Expenditures for property	-	(133,746)	(4,837)	(12,181)	-	(150,764)
Expenditures for capitalized software	-	(12,772)	-	-	-	(12,772)
Proceeds from sales of property	-	14	3	380	-	397
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Long-term loan receivable	-	(10,000)	-	-	-	(10,000)
Other, net	(75)	(410)	-	(345)	-	(830)

Net cash used in investing activities	(15,782)	(187,995)	(4,834)	(11,425)	-	(220,036)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	6,791	-	6,791
Repayments of revolver borrowings	-	-	-	(7,861)	-	(7,861)
Long-term debt borrowings	-	138,024	-	9,825	-	147,849
Repayment of long-term debt	-	(4,894)	-	(7,483)	-	(12,377)
Debt issuance costs	-	(4,612)	-	-	-	(4,612)

Net cash provided by financing activities	-	128,518	-	1,272	-	129,790

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,914)	-	(3,914)

Net increase (decrease) in cash and cash equivalents	(28,494)	98,035	(922)	(11,397)	-	57,222
Cash and cash equivalents at beginning of the period	103,281	75,956	2,013	22,566	-	203,816

Cash and cash equivalents at end of the period	$74,787	$173,991	$1,091	$11,169	$-	$261,038

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$9,049	$12,096	$(1,472)	$14,173	$(24,518)	$9,328
Adjustments to reconcile net income to net cash flows from operating activities	(7,709)	40,452	8,174	(3,060)	24,518	62,375

Net cash provided by operating activities	1,340	52,548	6,702	11,113	-	71,703

Cash flows from investing activities:
Change in restricted cash	-	3,577	-	(473)	-	3,104
Purchases of marketable securities	(2,070)	-	-	-	-	(2,070)
Proceeds from sales of marketable securities	8,100	11,090	-	-	-	19,190
Expenditures for property	-	(69,535)	(4,839)	(7,295)	-	(81,669)
Expenditures for capitalized software	-	(14,564)	-	-	-	(14,564)
Acquisition of Helius, net of cash received	-	(10,543)	-	-	-	(10,543)
Investment in Hughes Systique	(1,500)	-	-	-	-	(1,500)
Hughes Systique note receivables	(500)	-	-	-	-	(500)

Net cash provided by (used in) investing activities	4,030	(79,975)	(4,839)	(7,768)	-	(88,552)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	223	-	223
Proceeds from equity offering	93,046	-	-	-	-	93,046
Proceeds from exercise of stock options	75	-	-	-	-	75
Long-term debt borrowings	-	173	-	3,433	-	3,606
Repayment of long-term debt	-	(10,320)	-	(3,429)	-	(13,749)

Net cash provided by (used in) financing activities	93,121	(10,147)	-	227	-	83,201

Effect of exchange rate changes on cash and cash equivalents	-	-	-	3,372	-	3,372

Net increase (decrease) in cash and cash equivalents	98,491	(37,574)	1,863	6,944	-	69,724
Cash and cash equivalents at beginning of the period	4,790	113,530	150	15,622	-	134,092

Cash and cash equivalents at end of the period	$103,281	$75,956	$2,013	$22,566	$-	$203,816

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2007

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$43,570	$49,801	$(2,155)	$7,311	$(54,874)	$43,653
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(45,241)	21,375	3,420	5,434	54,874	49,862

Net cash provided by (used in) operating activities	(1,671)	71,176	1,265	22,745	-	93,515

Cash flows from investing activities:
Change in restricted cash	789	284	-	95	-	1,168
Purchases of marketable securities	(10,768)	(22,096)	-	-	-	(32,864)
Proceeds from sales of marketable securities	8,585	114,105	-	-	-	122,690
Expenditures for property	-	(220,451)	(1,195)	(12,306)	-	(233,952)
Expenditures for capitalized software	-	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	-	382	-	134	-	516

Net cash used in investing activities	(1,394)	(142,004)	(1,195)	(12,077)	-	(156,670)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	-	376	-	376
Proceeds from exercise of stock options	113	-	-	-	-	113
Long-term debt borrowings	-	115,000	-	4,731	-	119,731
Repayment of long-term debt	-	(21,577)	-	(3,266)	-	(24,843)
Debt issuance costs	-	(2,053)	-	-	-	(2,053)

Net cash provided by financing activities	113	91,370	-	1,841	-	93,324

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,010)	-	(3,010)

Net increase (decrease) in cash and cash equivalents	(2,952)	20,542	70	9,499	-	27,159
Cash and cash equivalents at beginning of the period	7,742	92,988	80	6,123	-	106,933

Cash and cash equivalents at end of the period	$4,790	$113,530	$150	$15,622	$-	$134,092

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25:    Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Revenues	$240,215	$255,827	$251,417	$262,240
Gross margin	$59,340	$67,485	$69,003	$75,551
Net income (loss)	$(4,328)	$(47,432)	$(2,529)	$2,642
Net income (loss) attributable to HCI stockholders	$(4,696)	$(47,742)	$(2,622)	$2,367
Basic earnings (loss) per share	$(0.22)	$(2.23)	$(0.12)	$0.11
Diluted earnings (loss) per share	$(0.22)	$(2.23)	$(0.12)	$0.11
2008:
Revenues	$237,160	$265,642	$271,779	$285,772
Gross margin	$66,145	$66,407	$68,910	$73,930
Net income	$701	$1,870	$3,223	$3,534
Net income attributable to HCI stockholders	$656	$1,827	$3,184	$3,351
Basic earnings per share	$0.03	$0.09	$0.15	$0.17
Diluted earnings per share	$0.03	$0.09	$0.15	$0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Directors. Our Board of Directors is composed of seven members. Each director is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	63	Chief Executive Officer, President and Director
Grant A. Barber	50	Executive Vice President and Chief Financial Officer
T. Paul Gaske	56	Executive Vice President
Adrian Morris	55	Executive Vice President
Bahram Pourmand	63	Executive Vice President
Thomas J. McElroy	54	Chief Accounting Officer
Dean A. Manson	43	Senior Vice President, General Counsel and Secretary
Deepak V. Dutt	65	Vice President, Treasurer and Investor Relations officer
Cleo V. Belmonte	32	Assistant Secretary
Andrew D. Africk	43	Director
O. Gene Gabbard	69	Director
Jeffrey A. Leddy	54	Director
Lawrence J. Ruisi	61	Director
Aaron J. Stone	37	Director
Michael D. Weiner	57	Director

Pradman P. Kaul—Chief Executive Officer, President and Director. Mr. Kaul has been our Chief Executive Officer and President as well as a member of our Board of Directors since February 2006, and has been HNS’ Chief Executive Officer and President since 2000. Mr. Kaul was appointed to, and has served as Chairman of, HNS’ Board of Managers since April 22, 2005. Previously, Mr. Kaul served as the Chief Operating Officer, Executive Vice President and Director of Engineering of HNS. With over 37 years of experience at HNS, Mr. Kaul has a deep knowledge and understanding of the Company, its operations and its lines of business. Before joining HNS in 1973, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul has been inducted as a member of the National Academy of Engineering.

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

Andrew D. Africk—Director. Mr. Africk has been a director since December 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years experience financing, analyzing and investing in public and private companies. Mr. Africk led the diligence team for the acquisition of the majority ownership of the Company by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Africk also serves on the board of directors of Hughes Telematics, Parallel Petroleum Corporation and SOURCECORP, Incorporated. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra Communications, Inc. (“SkyTerra”), including its predecessor. From 2005 to 2008 Mr. Africk served as the chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures. Mr. Africk also serves on HNS’ Board of Managers. Mr. Africk serves as the chairman of our Nominating and Corporate Governance Committee and our Compensation Committee.

O. Gene Gabbard—Director. Mr. Gabbard has been a director since June 2006. He is a private investor who has more than 25 years of general management experience in the telecommunications and technology sectors. Mr. Gabbard is a member of the board of directors of COLT Telecom, SA, Luxembourg, a pan-European provider of business communications services. He is also a member of the Board of Directors of Knology, Inc. , West Point, Georgia, Trillion Partners, Austin, Texas and NetCracker Technology Corporation, Waltham, Massachusetts. From August 1990 to January 1993, Mr. Gabbard was Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard serves on our Audit Committee.

Jeffrey A. Leddy—Director. Mr. Leddy has been a director since our formation in June 2005. Mr. Leddy was our President from our formation in June 2005 until February 2006 and our Chief Executive Officer from November 2005 until February 2006. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics and has more than 30 years of experience with communication companies. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also serves on the board of directors of Hughes Telematics, Arrowstream, Inc. and Hughes Systique Corporation. Mr. Leddy also serves on HNS’ Board of Managers.

Lawrence J. Ruisi—Director. Mr. Ruisi has been a director since June 2006. He is a private investor/consultant and also serves on the Board of Governors of Sound Shore Medical Center where he was Chairman from 2002 to 2006. Mr. Ruisi also serves on the boards of directors of Innkeepers USA, a privately held hotel real estate investment trust and Adaptec, Inc., a data storage provider to OEMs. Mr. Ruisi has over twenty years of experience in the entertainment industry in which he held various senior executive positions. He was Chief Executive Officer and President of Loews Cineplex Entertainment from 1998 to 2002, Executive Vice President of Sony Pictures Entertainment from 1991 to 1998, Senior Vice President of Columbia Pictures Entertainment from 1987 to 1990 and Senior Vice President Finance and Vice President and Controller of Tri-Star Pictures from 1983 to 1987. Mr. Ruisi started his career in public accounting and worked for Price Waterhouse & Co. from 1970 to 1983. He has extensive experience in corporate finance and accounting. Mr. Ruisi serves as the chairman of our Audit Committee.

Aaron J. Stone—Director. Mr. Stone has been a director since December 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies. Mr. Stone worked with the diligence team for the acquisition of the majority ownership of the Company by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Stone also serves on the Board of Directors of AMC Entertainment Inc., Hughes Telematics, Inc., Parallel Petroleum, and Connections Academy, LLC. From 2005 to 2008, Mr. Stone served on the board of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone also serves on HNS’ Board of Managers. Mr. Stone serves on our Compensation Committee and Nominating and Corporate Governance Committee.

Michael D. Weiner—Director. Mr. Weiner has been a director since December 2005. Mr. Weiner has been Chief Legal Officer and General Counsel of Ares Management since September 2006. He also serves on the board of directors of SkyTerra. Previously, Mr. Weiner was employed with Apollo Advisors, L.P. and Apollo Real Estate Advisors and served as general counsel of the Apollo organization from 1992 to September 2006. From 1998 to 2006, Mr. Weiner served on the board of directors of Quality Distribution, Inc. Prior to joining Apollo, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius. Mr. Weiner has over 30 years of extensive experience in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner serves on our Audit Committee.

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

Hughes Communications, Inc.

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of stockholders.

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

The following table provides information regarding our equity compensation plans as of December 31, 2009:

Plan category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a )	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ( b )	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) ( c )
Equity compensation plans approved by security holders:
The Plan(1)	648,050	$16.77	51,950
Hughes Network Systems LLC Bonus Unit Plan (“HNS Bonus Unit Plan”)(2)
Equity compensation plans not approved by security holders:
SkyTerra 1998 Long Term Incentive Plan (“SkyTerra Plan”)(3)	62,500	$19.65	-
Hughes Network Systems, LLC Class B Unit Plan (“HNS Class B Unit Plan”)(4)

Total	710,550	$17.02	51,950

(1)	The Plan provides for this issuance of equity based awards in various forms including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards. As of December 31, 2009, 8,675 restricted stock units, which are subject to time vesting, granted to our international employees were outstanding. Upon vesting, each restricted stock unit is convertible into one share of common stock.
(2)	In July 2005, HNS adopted the “HNS Bonus Unit Plan pursuant to which 4.4 million bonus units were granted to certain employees. The bonus units provide for time vesting and are subject to a participant’s continued employment with HNS at the time of predetermined exchange dates. As of December 31, 2009, 2,453,250 bonus units were outstanding. The number of shares of our common stock to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange.
(3)	In February 2006, the stock options granted under the SkyTerra Plan were converted into options to purchase shares of our common stock.
(4)	Class B membership interests of HNS (“Class B Units”) have been granted to certain employees, officers, directors, consultants and contractors of HNS and the Company pursuant to the terms of the HNS Second Amended and Restated Limited Liability Company Agreement and the Restricted Unit Purchase Agreements and Employment Agreements entered into between HNS and the Class B Unit holders. These agreements collectively constitute the Class B Unit Plan. The Class B Units are subject to time and performance vesting restrictions and are exchangeable for our common stock upon vesting. As of December 31, 2009, 3,330 Class B Units were outstanding. The number of shares of our common stock to be issued upon the exchange is based upon the fair market value of besting Class B Units divided bythe average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	104
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	125
	3.	Exhibits	See below

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Hughes Communications, Inc., Utah Acquisition Corp., Helius, Inc., Canopy Ventures I, L.P., and Canopy Group, in its capacity as Shareholder Representative dated as of December 21, 2007 (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of Hughes Communications, Inc. filed March 10, 2008 (File No. 001-33040)).
3.1	Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).).
3.2	Amended and Restated By-Laws of Hughes Communications, Inc., dated as of December 2, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hughes Communications, Inc., dated February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 24, 2006 (File No. 000-51784)).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).
4.2	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).
4.3	Indenture dated as of April 13, 2006 between Hughes Network Systems, LLC, HNS Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).
4.4	Supplemental Indenture No. 1 dated as of May 6, 2008 among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in the Indenture) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes communications, Inc. filed on August 7, 2008 (File No. 001-33040)).
4.5	Registration Rights Agreement, dated as of April 13, 2006, by and among Hughes Network Systems, LLC, HNS Finance Corp., the guarantor subsidiaries of Hughes Network Systems, LLC party thereto and Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).
4.6	Form of 9 1/2% Senior Notes due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

Exhibit Number	Description
4.7	Indenture, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).
4.8	Registration Rights Agreement, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS finance Corp., the guarantors listed on Schedule I thereto and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).
10.1	Separation Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.2	First Amendment to Separation Agreement, dated as of February 3, 2006, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).
10.3	Tax Sharing Agreement, dated as of December 30, 2005, by and between Hughes Communications, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.4	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).
10.5	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).
10.6	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).
10.7	Amended and Restated Limited Liability Company Agreement, dated as of April 22, 2005, by and between Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.8	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).
10.9	First Lien Credit Agreement, dated as of April 22, 2005, as Amended and Restated as of June 24, 2005, among Hughes Network Systems, LLC, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

Exhibit Number	Description
10.10	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).
10.11	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).
10.12	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., The DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).
10.13	Registration Rights Agreement, dated as of January 1, 2006, by and among Hughes Communications, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., AIF IV/RRRR LLC, AP/RM Acquisition LLC and ST/RRRR LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed January 3, 2006 (File No. 000-13865)).
10.14	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).
10.15	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).
10.16	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).
10.17	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).
10.18	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated as of February 28, 2006, by and among Hughes Communications, Inc., the Class B Members and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 3, 2006 (File No. 000-51784)).
10.19	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).
10.20	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

Exhibit Number	Description
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).
10.22	Credit Agreement, dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp. as co-borrowers, Bear Stearns Corporate Lending Inc. (“BSCL”) as the initial lender, Bear Stearns & Co. Inc. as lead arranger and book running manager, and BSCL as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009)).
10.23	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007) (File No. 333-138009)).
10.24	Hughes Network systems, LLC Long Term Cash Incentive Retention Program (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed on May 7, 2008 File No. 001-33040)).
10.25	Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (Confidential treatment has been requested for certain portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Hughes Communications, Inc. filed August 7, 2009 (File No. 001-33040)).
11*	Statement regarding computation of earnings per share.
12*	Statement of computation of ratio of earnings to fixed charges.
21.1*	List of Subsidiaries of Hughes Communications, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedules

Schedule I—Condensed Financial Information of the Registrant

The condensed financial information required by this schedule is included in Note 23—Commitments and Contingencies and Note 24—Supplemental Guarantor and Non-Guarantor Financial Information to the Company’s audited consolidated financial statements included in Item 8 of this report.

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(In thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2009	$9,551	$21,408	$-	$(18,859)	$12,100
Year ended December 31, 2008	$9,060	$15,198	$-	$(14,707)	$9,551
Year ended December 31, 2007	$10,158	$11,405	$-	$(12,503)	$9,060
Deferred tax valuation allowance:
Year ended December 31, 2009	$43,080	$40,460	$-	$-	$83,540
Year ended December 31, 2008	$30,040	$13,040	$-	$-	$43,080
Year ended December 31, 2007	$41,629	$-	$-	$(11,589)	$30,040

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2010	HUGHES COMMUNICATIONS, INC. (Registrant)

/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL Pradman P. Kaul	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2010

/s/ GRANT A. BARBER Grant A. Barber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2010

/s/ THOMAS J. MCELROY Thomas J. McElroy	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2010

/s/ O. GENE GABBARD O. Gene Gabbard	Director	March 3, 2010

/s/ LAWRENCE J. RUISI Lawrence J. Ruisi	Director	March 3, 2010

/s/ MICHAEL D. WEINER Michael D. Weiner	Director	March 3, 2010

/s/ JEFFREY A. LEDDY Jeffrey A. Leddy	Director	March 3, 2010

/s/ ANDREW D. AFRICK Andrew D. Africk	Director	March 3, 2010

/s/ AARON J. STONE Aaron J. Stone	Director	March 3, 2010