Form 10-Q
period 2010-03-31
Hughes Communications, Inc.
filed 2010-05-05
CIK 1345840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 21,630,996.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$193,173	$261,038
Marketable securities	59,865	47,188
Receivables, net	160,500	163,816
Inventories	61,690	60,244
Prepaid expenses and other	22,964	22,476
Total current assets	498,192	554,762
Property, net	638,780	602,403
Capitalized software costs, net	48,858	49,776
Intangible assets, net	13,734	14,524
Goodwill	5,093	5,093
Other assets	74,838	75,836
Total assets	$1,279,495	$1,302,394
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99,243	$119,461
Short-term debt	6,506	6,750
Accrued liabilities and other	135,664	131,774
Total current liabilities	241,413	257,985
Long-term debt	714,298	714,957
Other long-term liabilities	17,322	16,356
Total liabilities	973,033	989,298
Commitments and contingencies
Equity:
Hughes Communications, Inc. ("HCI") stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no
shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized;
21,631,471 shares and 21,633,539 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	22	22
Additional paid in capital	732,680	730,809
Accumulated deficit	(416,683)	(410,543)
Accumulated other comprehensive loss	(18,829)	(16,247)
Total HCI stockholders' equity	297,190	304,041
Noncontrolling interests	9,272	9,055
Total equity	306,462	313,096
Total liabilities and equity	$1,279,495	$1,302,394

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Services revenues	$187,940	$162,365
Hardware sales	55,253	77,850
Total revenues	243,193	240,215
Operating costs and expenses:
Cost of services	115,713	106,670
Cost of hardware products sold	60,886	74,205
Selling, general and administrative	50,325	44,241
Research and development	4,915	5,351
Amortization of intangible assets	790	1,385
Total operating costs and expenses	232,629	231,852
Operating income	10,564	8,363
Other income (expense):
Interest expense	(16,110)	(13,836)
Interest income	591	320
Loss before income tax (expense) benefit and equity in earnings of unconsolidated affiliates	(4,955)	(5,153)
Income tax (expense) benefit	(1,219)	655
Equity in earnings of unconsolidated affiliates	-	170
Net loss	(6,174)	(4,328)
Net (income) loss attributable to the noncontrolling interests	34	(368)
Net loss attributable to HCI stockholders	$(6,140)	$(4,696)
Loss per share:
Basic	$(0.29)	$(0.22)
Diluted	$(0.29)	$(0.22)
Shares used in computation of per share data:
Basic	21,480,908	21,358,667
Diluted	21,480,908	21,358,667

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	HCI Shareholders's Equity
	Common			Accumulated
	Stock	Additional		Other
	($.001 par	Paid-In	Accumulated	Comprehensive	Noncontrolling
	value)	Capital	Deficit	Loss	Interest	Total
Balance at January 1, 2009	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation	-	-	-	-	3,331	3,331
Share-based compensation	-	1,783	-	-	-	1,783
Purchase of subsidiary shares from noncontrolling interests	-	(90)	-	-	-	(90)
Comprehensive income (loss):
Net income (loss)			(4,696)		368	(4,328)
Foreign currency translation adjustments				(1,407)		(1,407)
Unrealized gain on hedging instruments				5,337		5,337
Reclassification of realized loss on hedging instruments				(854)		(854)
Balance at March 31, 2009	$22	$726,251	$(362,546)	$(25,507)	$9,410	$347,630

Balance at January 1, 2010	$22	$730,809	$(410,543)	$(16,247)	$9,055	$313,096
Share-based compensation	-	1,871	-	-	-	1,871
Comprehensive income (loss):
Net loss			(6,140)		(34)	(6,174)
Foreign currency translation adjustments				(980)	251	(729)
Unrealized loss on hedging instruments				(2,323)		(2,323)
Reclassification of realized loss on hedging instruments				1,368		1,368
Unrealized loss on available-for- sale securities				(647)		(647)
Balance at March 31, 2010	$22	$732,680	$(416,683)	$(18,829)	$9,272	$306,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,174)	$(4,328)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	30,133	21,893
Amortization of debt issuance costs	616	378
Share-based compensation expense	1,871	1,783
Equity in earnings from unconsolidated affiliates	-	(170)
Other	61	(9)
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	2,680	12,150
Inventories	(2,078)	(1,089)
Prepaid expenses and other	919	1,573
Accounts payable	(20,789)	(6,837)
Accrued liabilities and other	5,363	(7,985)
Net cash provided by operating activities	12,602	17,359
Cash flows from investing activities:
Change in restricted cash	86	174
Purchases of marketable securities	(27,781)	-
Proceeds from sales of marketable securities	15,000	-
Expenditures for property	(63,671)	(26,625)
Expenditures for capitalized software	(3,166)	(4,391)
Proceeds from sale of property	-	56
Cash acquired, consolidation of Hughes Systique Corporation	-	828
Other, net	-	(90)
Net cash used in investing activities	(79,532)	(30,048)
Cash flows from financing activities:
Short-term revolver borrowings	1,999	-
Repayments of revolver borrowings	(2,430)	-
Net decrease in notes and loans payable	-	(509)
Long-term debt borrowings	1,220	933
Repayment of long-term debt	(1,721)	(2,069)
Debt issuance costs	(1,742)	-
Net cash used in financing activities	(2,674)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	1,739	1,393
Net decrease in cash and cash equivalents	(67,865)	(12,941)
Cash and cash equivalents at beginning of the period	261,038	203,816
Cash and cash equivalents at end of the period	$193,173	$190,875

Supplemental cash flow information:
Cash paid for interest	$2,413	$2,653
Cash paid for income taxes	$2,341	$726
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$25,303
Investment in Hughes Telematics, Inc.		$13,000
Consolidation of Hughes Systique Corporation		$5,328

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware corporation on June 23, 2005 and we are a publicly traded company. Our stock trades on the NASDAQ Global Select Market under the symbol “HUGH.”

We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”). We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites, including our Jupiter satellite, which is currently under construction and/or the provision of satellite capacity. The Corporate and Other segment includes our wholly-owned subsidiaries Electronic System Products, Inc. and Rare Medium, LLC, certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2010 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our fair value measurements.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2:	Consolidation of Hughes Systique Corporation

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

On March 11, 2009, Hughes Systique entered into a termination and settlement agreement with Nextwave (the “Termination Agreement”). The Termination Agreement provided for the following: (i) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; (ii) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; and (iii) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Stock, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. Pursuant to ASC 810, these transactions caused a reconsideration event on March 11, 2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique, a VIE. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on March 12, 2009 (the “Consolidation Date”). In accordance with ASC 805 “Business Combinations,” the basis of Hughes Systique’s assets and liabilities were adjusted to their fair values. The excess of the fair value of the net assets consolidated from Hughes Systique over their carrying value has been reflected as goodwill in accordance with ASC 805. We believe that the goodwill resulting from the consolidation of Hughes Systique corresponds to the expected future prospects of Hughes Systique. The total amount of goodwill is not expected to be deductible for tax purposes.

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

For the three months ended March 31, 2010 and 2009 (since the acquisition date), Hughes Systique’s revenue, after eliminating inter-company transactions, was $0.8 million and $0.3 million, respectively. Pro forma financial statements are not presented for Hughes Systique at the acquisition date as its results of operations were not material to our condensed consolidated financial statements.

Note 3:	Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized	Estimated
	Basis	Gain	Fair Value
March 31, 2010:
Municipal commercial paper	$17,781	$-	$17,781
U.S. government bonds and treasury bills	22,066	17	22,083
Other debt securities	19,999	2	20,001
Total available-for-sale securities	$59,846	$19	$59,865
December 31, 2009:
U.S. government bonds and treasury bills	$22,155	$6	$22,161
Other debt securities	25,019	8	25,027
Total available-for-sale securities	$47,174	$14	$47,188

Our investments in municipal commercial papers have A-1+ and P-1 ratings from S&P and Moody’s, respectively, and our investments in U.S. government bonds and treasury bills have AAA and Aaa ratings from S&P and Moody’s, respectively. The investments in Other debt securities have A-1+ and P-1/Aa3 ratings from S&P and Moody’s, respectively. In addition to these investments, we hold marketable equity securities as a long-term investment in Other assets (see Note 8—Other Assets for further discussion).

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Trade receivables	$153,378	$154,863
Contracts in process	15,929	16,952
Other receivables	3,780	4,101
Total receivables	173,087	175,916
Allowance for doubtful accounts	(12,587)	(12,100)
Total receivables, net	$160,500	$163,816

Trade receivables included $8.9 million and $8.7 million of amounts due from related parties as of March 31, 2010 and December 31, 2009, respectively. Advances and progress billings offset against contracts in process amounted to $3.6 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Production materials and supplies	$8,547	$7,896
Work in process	19,064	15,615
Finished goods	34,079	36,733
Total inventories	$61,690	$60,244

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives	March 31,	December 31,
		(years)	2010	2009
Land and improvements		10	$5,891	$5,885
Buildings and leasehold improvements		2 - 30	33,666	32,996
Satellite related assets		15	380,394	380,394
Machinery and equipment		1 - 7	278,535	251,648
VSAT operating lease hardware		2 - 5	19,035	18,945
Furniture and fixtures		5 - 7	1,595	1,571
Construction in progress	—Jupiter		98,302	66,555
	—Other		14,857	12,888
Total property			832,275	770,882
Accumulated depreciation			(193,495)	(168,479)
Total property, net			$638,780	$602,403

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

For the three months ended March 31, 2010, we capitalized $2.0 million of interest related to the construction of Jupiter.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
March 31, 2010:
Backlog and customer relationships	2 - 8	$22,312	$(16,449)	$5,863
Patented technology and trademarks	2 - 10	15,745	(8,276)	7,469
Favorable leases	3	629	(227)	402
Total intangible assets, net		$38,686	$(24,952)	$13,734
December 31, 2009:
Backlog and customer relationships	2 - 8	$22,312	$(16,133)	$6,179
Patented technology and trademarks	2 - 10	15,745	(7,854)	7,891
Favorable leases	3	629	(175)	454
Total intangible assets, net		$38,686	$(24,162)	$14,524

We amortize the recorded values of our intangible assets over their estimated useful lives. As of March 31, 2010, our intangible assets, of which $11.8 million were fully depreciated in December 2009, included $1.3 million of intangible assets resulting from the consolidation of Hughes Systique as discussed in Note 2—Consolidation of Hughes Systique Corporation. For the three months ended March 31, 2010 and 2009, we recorded $0.8 million and $1.4 million of amortization expense, respectively. Estimated future amortization expense at March 31, 2010 is as follows (in thousands):

Amount
Remaining nine months ending December 31, 2010	$2,293
Year ending December 31,
2011	3,028
2012	2,854
2013	2,818
2014	1,326
2015	1,325
Thereafter	90
Total estimated future amortization expense	$13,734

Note 8:	Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Subscriber acquisition costs	$28,513	$29,884
Debt issuance costs	13,956	12,899
Other	32,369	33,053
Total other assets	$74,838	$75,836

As of March 31, 2010, “Other” included our cost method and equity method investments, which includes our investment in HTI. On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

publicly traded company and our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively. The HTI shares are subject to certain restrictions and/or earn-out provisions pursuant to the merger agreement.

As of March 31, 2010, the Non-escrowed shares had a fair value of $3.6 million. We recorded an unrealized loss of $0.7 million for the three months ended March 31, 2010 and of $3.1 million since the inception of our investment in the Non-escrowed shares in “Accumulated other comprehensive loss” (“AOCL”).

The Escrowed shares are held by HTI in escrow, and the release of these shares is subject to various earn-out provisions based on HTI attaining specified stock prices of $20.00, $24.50 and $30.50 over specified periods within 5 years after the Merger. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. We account for the Escrowed shares using the cost method in accordance with ASC 325 “Investments—Other,” as the Escrowed shares are not considered marketable equity securities as of March 31, 2010. As of March 31, 2010, the carrying value and estimated fair value of the HTI Escrowed shares was $1.1 million and $0.7 million, respectively.

Note 9:	Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at	March 31,	December 31,
	March 31, 2010	2010	2009
VSAT hardware financing	8.00% - 15.00%	$3,188	$3,158
Revolving bank borrowings	8.75%	1,103	1,547
Capital lease and other	6.00% - 39.60%	2,215	2,045
Total short-term and the current
portion of long-term debt		$6,506	$6,750

As of March 31, 2010, HNS had an outstanding revolving bank borrowing of $1.1 million, which had a variable interest rate of 8.75%. The borrowing was obtained by HNS’ Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $4.7 million as of March 31, 2010.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at	March 31,	December 31,
	March 31, 2010	2010	2009
Senior Notes(1)	9.50%	$588,424	$587,874
Term Loan Facility	7.62%	115,000	115,000
VSAT hardware financing	8.00% - 15.00%	5,152	5,861
Capital lease and other	6.00% - 39.60%	5,722	6,222
Total long-term debt		$714,298	$714,957
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility was amended to be: (i) in respect of the interest rate, at our option, the ABR (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted LIBOR (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the three months ended March 31, 2010 and 2009, there were no borrowings under the Revolving Credit Facility. As of March 31, 2010, the Revolving Credit Facility had total outstanding letters of credit of $2.1 million and an available borrowing capacity of $47.9 million.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as Co-Issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of March 31, 2010 and December 31, 2009, HNS recorded $6.5 million and $3.0 million, respectively, of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of March 31, 2010 and December 31, 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2010 and December 31, 2009, we recorded $19.6 million and $8.9 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of March 31, 2010 and December 31, 2009, HNS’ net assets were $192.7 million and $200.0 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of March 31, 2010.

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15—Transactions with Related Parties. Pursuant

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of March 31, 2010, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 10:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” Accordingly, we recorded a net unrealized loss of $1.0 million and a net unrealized gain of $4.5 million for the three months ended March 31, 2010 and 2009, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. For each of the three months ended March 31, 2010 and 2009, we recorded $2.2 million interest expense on the Term Loan Facility.

Note 11:	Fair Value

Under ASC 820 “Fair Value Measurements and Disclosures,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. ASC 820 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes, a barrier option model or a binomial model). ASC 820 established the following three levels used to classify the inputs used in measuring fair value measurements:

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of March 31, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our investment in the HTI Shares was measured using Level 1 and Level 2 inputs for the Non-escrowed shares and Escrowed shares, respectively. The fair value of the Non-escrowed shares, as shown in the table below, was determined based on the quoted market prices. For the three months ended March 31, 2010, we recognized an unrealized loss of $0.7 million in AOCL related to the Non-escrowed shares. The fair value of the Escrowed shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model. The valuation of the Escrowed shares reflects the Company’s best estimate of what market participants would use in pricing the investment based on the best available information. For the three month ended March 31, 2010, the estimated fair value of the Escrowed shares declined by $0.4 million from its carrying value of $1.1 million at December 31, 2009 to $0.7 million at March 31, 2010. Based on our valuation analysis in accordance with ASC 320-10-35 “Investments—Debt and Equity Securities—Subsequent Measurement,” we determined that the decline in the estimated fair value of the Escrowed shares during the current quarter is not an “other than temporary” impairment.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			March 31, 2010
	Level	Included In	Carrying Value	Fair Value
Marketable securities	1	Marketable securities	$59,865	$59,865
HTI Non-escrowed Shares	1	Other assets	$3,575	$3,575
HTI Escrowed Shares	2	Other assets	$1,121	$698
2006 Senior Notes	1	Long-term debt	$450,000	$462,375
2009 Senior Notes	1	Long-term debt	$150,000	$154,163
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$11,477	$11,477

Note 12:	Income Taxes

For the three months ended March 31, 2010 and 2009, we recorded a net income tax expense of $1.2 million and a net income tax benefit of $0.7 million, respectively. Because of our U.S. federal net operating loss (“NOL”) carryforward position and full valuation allowance against our net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. As of March 31, 2010, we have not met the “more-likely-than-not” criteria of ASC 740 “Income Taxes” on deferred tax assets in certain jurisdictions, thus we maintained a full valuation allowance on these deferred tax assets. As of March 31, 2010, we estimated that our remaining NOL carry-forwards were approximately $325.6 million, expiring between the years 2012 and 2030, if unused, and our capital loss carry-forwards were approximately $13.7 million, expiring between 2010 and 2014, if unused.

Certain of our subsidiaries are expected to utilize a portion of their net operating loss carry-forwards during 2010. These subsidiaries have not met the more-likely-than-not criteria and therefore maintain a full valuation allowance on their deferred tax assets as of March 31, 2010. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

As a result of the tax sharing agreement between SkyTerra Communications, Inc. (“SkyTerra”) and the Company, we are currently entitled to an estimated $1.1 million reimbursement from SkyTerra at the time SkyTerra realizes the benefit of the alternative minimum tax credit related to its 2006 Federal income tax return. This reimbursement has been reflected on

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our books as a long-term receivable from SkyTerra.

In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $11.1 million as of December 31, 2009 and no additional unrecognized tax benefits through March 31, 2010. If recognized, the total unrecognized tax benefits would impact our effective tax rate. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

Note 13:	Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had $2.8 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 1.33 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	162,360	$27.37
Forfeited	(500)	$45.02
Vested	(24,175)	$17.74
Non-vested at March 31, 2010	137,685	$29.00

Restricted Stock Units

As of December 31, 2009 and March 31, 2010, we had 8,675 non-vested restricted stock units with a weighted-average grant-date fair value of $28.73.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Program

On April 24, 2008, our Compensation Committee made stock option awards under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of the Company and its subsidiaries. The grant and exercise price of the stock options is the closing price of the Company’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model.

On March 19, 2009, we offered eligible participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Options”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

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

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Forfeited or expired	(4,650)	$14.47
Outstanding at March 31, 2010	643,400	$16.78	9.12	$7,263
Vested and expected to vest at March 31, 2010	579,060	$16.78	9.12	$6,537
Exercisable at March 31, 2010	-	$-
(1) In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $1.0 million and $0.8 million of compensation expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had $9.1 million of unrecognized compensation expense for non-vested stock options, which will be recognized over a weighted average period of 3.1 years.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.2 million for each of the three months ended March 31, 2010 and 2009 related to the Bonus Unit Plan.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Three Months Ended
	March 31,
	2010	2009
Non-vested, beginning balance	2,453,250	2,500,000
Forfeited	(13,750)	-
Non-vested balance at March 31,	2,439,500	2,500,000

HNS’ Class B Membership Interests

HNS’ Class B membership interests were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. The Class B membership interests subject to the performance criteria vested on April 23, 2010. At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. On September 25, 2009, we registered 75,000 shares of our common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three months ended March 31, 2010 and 2009. There were no Class B membership interests issued or forfeited during the three months ended March 31, 2010. As of March 31, 2010, there were 3,330 outstanding Class B membership interests.

Note 14:	Long-Term Cash Incentive Retention Program

In 2005, HNS established a one-time employee retention program (“Retention Program”), which was designed to retain certain employees chosen by HNS’ senior management. As a result of HNS successfully attaining 100% of its earnings goal for 2008, as defined in the Retention Program, HNS paid an aggregate of $14.7 million to eligible participants under the Retention Program in 2009.

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

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described in Note 8—Other Assets, HNS’ obligations to HTI and its customer expired when HTI became a public company in March 2009 with an initial market capitalization value greater than $300.0 million.

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

In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock. See Note 8—Other Assets for further discussion. In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with HNS as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, HNS entered into a promissory note with HTI (“Promissory Note”) for $8.3 million of account receivables that HTI owed to HNS. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of March 31, 2010. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation

HNS has contracted with Hughes Systique, an entity consolidated with the Company, for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of March 31, 2010. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 2—Consolidation of Hughes Systique Corporation.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of March 31, 2010, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 9—Debt.

Smart & Final, Inc.

As of March 31, 2010, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Sales:
HTI	$301	$7,068
Smart & Final	123	152
Total sales	$424	$7,220
Purchases:
Hughes Systique(1)	$-	$1,591
Total purchases	$-	$1,591
(1) For the period after March 11, 2009, Hughes Systique's results of operations are consolidated with the Company's operating results.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Due from related parties:
HTI	$8,862	$8,652
Smart & Final	51	52
Total due from related parties	$8,913	$8,704
Due to related party:
Total due to related party	$-	$-

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:	Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite(1)	Corporate and Other	Consolidated
As of or For the Three Months Ended March 31, 2010
Revenues	$173,995	$43,456	$24,692	$-	$1,050	$243,193
Operating income (loss)	$9,616	$(1,156)	$3,708	$(858)	$(746)	$10,564
Depreciation and amortization	$25,519	$3,426	$1,024	$-	$164	$30,133
Assets	$636,622	$168,771	$45,877	$99,515	$328,710	$1,279,495
Capital expenditures	$26,138	$4,187	$153	$32,767	$3,592	$66,837
As of or For the Three Months Ended March 31, 2009
Revenues	$165,608	$44,884	$29,262	$-	$461	$240,215
Operating income (loss)	$1,750	$1,231	$5,489	$-	$(107)	$8,363
Depreciation and amortization	$18,185	$2,708	$967	$-	$33	$21,893
Assets	$641,150	$174,992	$59,684	$-	$298,393	$1,174,219
Capital expenditures	$24,844	$3,324	$457	$-	$2,391	$31,016
(1) There were no activities for the three months ended March 31, 2009.

Note 17:	Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(6,174)	$(4,328)
Other comprehensive income (loss):
Foreign currency translation adjustments	(729)	(1,407)
Unrealized gain (loss) on hedging instruments	(2,323)	5,337
Reclassification of realized (gain) loss on hedging instruments	1,368	(854)
Unrealized loss on available-for-sale securities	(647)	-
Total other comprehensive income (loss)	(2,331)	3,076
Comprehensive loss	(8,505)	(1,252)
Comprehensive income attributable to the noncontrolling interest	(217)	(368)
Comprehensive loss attributable to HCI	$(8,722)	$(1,620)

Note 18:	Commitments and Contingencies

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

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $6.4 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In March 2009, an arbitration panel ruled in favor of HNS in its arbitration against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling HNS to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch in connection with launch services for SPACEWAY 3, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. As a result of Sea Launch filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, our efforts to pursue collection of the arbitral award have been stayed under the bankruptcy laws. We are pursuing the collection of our arbitral award as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings and other factors, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in June 2009.

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

Commitments

In June 2009, HNS entered into an agreement with SS/L, under which we are obligated to pay an aggregate of approximately $252.0 million for the construction of our Jupiter satellite and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. As of March 31, 2010, the remaining obligation for the construction of Jupiter was $184.1 million. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $16.8 million that were undrawn as of March 31, 2010. Of this amount, $2.1 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $12.1 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of March 31, 2010, these obligations were scheduled to expire as follows: $5.6 million in 2010; $8.6 million in 2011; $0.3 million in 2012; and $2.3 million in 2013 and thereafter.

Note 19:	Subsequent Event

On April 30, 2010, HNS entered into an agreement with Arianespace for the launch of our Jupiter satellite in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will be utilized to launch Jupiter to a geosynchronous transfer orbit from Europe’s Spaceport in Kourou, French Guiana.

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

 In lieu of providing separate unaudited financial statements of HNS, the Co-Issuer and HNS’ guarantor subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 and Rule 5-04 of Regulation S-X are presented below. The column marked “Parent” represents our results of operations, with the subsidiaries accounted for using the equity method. The column marked “Subsidiary Issuer” represents the results of HNS. The column marked “Guarantor Subsidiaries” includes the results of HNS’ guarantor subsidiaries and the Co-Issuer, which is a co-issuer of HNS’ Senior Notes and which had no assets, operations, revenues or cash flows for the periods presented. The column marked “Non-Guarantor Subsidiaries” includes the results of non-guarantor subsidiaries of the Company and HNS. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning the Co-Issuer and HNS’ Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, HNS, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Condensed Consolidated Balance Sheet as of March 31, 2010
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$73,457	$110,448	$221	$9,047	$-	$193,173
Marketable securities	16,193	43,672	-	-	-	59,865
Receivables, net	9,664	117,495	77	55,795	(22,531)	160,500
Inventories	-	49,309	-	12,381	-	61,690
Prepaid expenses and other	64	7,856	36	15,008	-	22,964
Total current assets	99,378	328,780	334	92,231	(22,531)	498,192
Property, net	-	577,570	32,857	28,353	-	638,780
Investment in subsidiaries	193,416	113,879	-	-	(307,295)	-
Other assets	9,143	101,817	1,810	31,378	(1,625)	142,523
Total assets	$301,937	$1,122,046	$35,001	$151,962	$(331,451)	$1,279,495
Liabilities and equity
Accounts payable	$887	$81,473	$163	$33,104	$(16,384)	$99,243
Short-term debt	-	1,992	-	4,514	-	6,506
Accrued liabilities and other	816	118,238	-	22,757	(6,147)	135,664
Total current liabilities	1,703	201,703	163	60,375	(22,531)	241,413
Long-term debt	-	710,428	-	3,870	-	714,298
Other long-term liabilities	-	17,177	-	1,770	(1,625)	17,322
Total HCI stockholders' equity	297,190	192,738	28,610	85,947	(307,295)	297,190
Noncontrolling interests	3,044	-	6,228	-	-	9,272
Total liabilities and equity	$301,937	$1,122,046	$35,001	$151,962	$(331,451)	$1,279,495

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$74,787	$173,991	$1,091	$11,169	$-	$261,038
Marketable securities	16,062	31,126	-	-	-	47,188
Receivables, net	7,794	115,948	628	64,237	(24,791)	163,816
Inventories	-	47,437	138	12,669	-	60,244
Prepaid expenses and other	264	7,421	234	14,557	-	22,476
Total current assets	98,907	375,923	2,091	102,632	(24,791)	554,762
Property, net	-	542,642	32,792	26,969	-	602,403
Investment in subsidiaries	200,687	115,136	-	-	(315,823)	-
Other assets	9,724	102,045	3,221	31,842	(1,603)	145,229
Total assets	$309,318	$1,135,746	$38,104	$161,443	$(342,217)	$1,302,394
Liabilities and equity
Accounts payable	$1,442	$97,114	$2,272	$39,171	$(20,538)	$119,461
Short-term debt	-	2,054	-	4,696	-	6,750
Accrued liabilities and other	701	110,088	714	24,524	(4,253)	131,774
Total current liabilities	2,143	209,256	2,986	68,391	(24,791)	257,985
Long-term debt	-	710,259	-	4,698	-	714,957
Other long-term liabilities	-	16,191	-	1,768	(1,603)	16,356
Total HCI stockholders' equity	304,041	200,040	29,197	86,586	(315,823)	304,041
Noncontrolling interests	3,134	-	5,921	-	-	9,055
Total liabilities and equity	$309,318	$1,135,746	$38,104	$161,443	$(342,217)	$1,302,394

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$212,471	$988	$36,077	$(6,343)	$243,193
Operating costs and expenses:
Costs of revenues	-	155,328	306	26,947	(5,982)	176,599
Selling, general and administrative	770	41,086	1,372	7,458	(361)	50,325
Research and development	-	4,460	455	-	-	4,915
Amortization of intangible assets	-	534	168	88	-	790
Total operating costs and expenses	770	201,408	2,301	34,493	(6,343)	232,629
Operating income (loss)	(770)	11,063	(1,313)	1,584	-	10,564
Other income (expense):
Interest expense	-	(15,793)	-	(348)	31	(16,110)
Interest and other income (loss), net	56	(359)	870	55	(31)	591
Equity in losses of subsidiaries	(5,561)	(246)	-	-	5,807	-
Income (loss) before income tax expense	(6,275)	(5,335)	(443)	1,291	5,807	(4,955)
Income tax expense	(2)	(227)	(3)	(987)	-	(1,219)
Net income (loss)	(6,277)	(5,562)	(446)	304	5,807	(6,174)
Net (income) loss attributable to
noncontrolling interests	137	-	(141)	38	-	34
Net income (loss) attributable to HCI stockholders	$(6,140)	$(5,562)	$(587)	$342	$5,807	$(6,140)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$-	$209,815	$1,832	$34,738	$(6,170)	$240,215
Operating costs and expenses:
Costs of revenues	-	159,383	665	26,123	(5,296)	180,875
Selling, general and administrative	1,213	36,779	1,353	5,770	(874)	44,241
Research and development	-	4,656	695	-	-	5,351
Amortization of intangible assets	-	1,103	282	-	-	1,385
Total operating costs and expenses	1,213	201,921	2,995	31,893	(6,170)	231,852
Operating income (loss)	(1,213)	7,894	(1,163)	2,845	-	8,363
Other income (expense):
Interest expense	-	(13,653)	-	(181)	(2)	(13,836)
Interest and other income, net	260	147	-	81	2	490
Equity in earnings (losses) of subsidiaries	(3,764)	932	-	-	2,832	-
Income (loss) before income tax (expense) benefit	(4,717)	(4,680)	(1,163)	2,745	2,832	(4,983)
Income tax (expense) benefit	(1)	(174)	-	830	-	655
Net income (loss)	(4,718)	(4,854)	(1,163)	3,575	2,832	(4,328)
Net (income) loss attributable to
noncontrolling interests	22	-	(529)	139	-	(368)
Net income (loss) attributable to HCI stockholders	$(4,696)	$(4,854)	$(1,692)	$3,714	$2,832	$(4,696)

HUGHES COMMUNICATIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(6,277)	$(5,562)	$(446)	$304	$5,807	$(6,174)
Adjustments to reconcile net income (loss) to net cash
flows from operating activities	5,113	18,845	218	407	(5,807)	18,776
Net cash provided by (used in)
operating activities	(1,164)	13,283	(228)	711	-	12,602
Cash flows from investing activities:
Change in restricted cash	-	(1)	-	87	-	86
Purchases of marketable securities	(5,166)	(22,615)	-	-	-	(27,781)
Proceeds from sales of marketable securities	5,000	10,000	-	-	-	15,000
Expenditures for property	-	(59,409)	(642)	(3,620)	-	(63,671)
Expenditures for capitalized software	-	(3,166)	-	-	-	(3,166)
Net cash used in investing activities	(166)	(75,191)	(642)	(3,533)	-	(79,532)
Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	1,999	-	1,999
Repayments of revoler borrowings	-	-	-	(2,430)	-	(2,430)
Long-term debt borrowings	-	550	-	670	-	1,220
Repayment of long-term debt	-	(443)	-	(1,278)	-	(1,721)
Debt issuance costs	-	(1,742)	-	-	-	(1,742)
Net cash used in financing activities	-	(1,635)	-	(1,039)	-	(2,674)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	1,739	-	1,739
Net decrease in cash and cash equivalents	(1,330)	(63,543)	(870)	(2,122)	-	(67,865)
Cash and cash equivalents at
beginning of period	74,787	173,991	1,091	11,169	-	261,038
Cash and cash equivalents at end of period	$73,457	$110,448	$221	$9,047	$-	$193,173

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

Overview

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) operates its business primarily through Hughes Network Systems, LLC (“HNS”), our wholly-owned subsidiary, a telecommunications company. We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2010 and 2009, net loss attributable to our stockholders was $6.1 million and $4.7 million, respectively. The increase in our net loss for the three months ended March 31, 2010 was attributed to three main factors. First, our selling, general and administrative expenses increased by $6.1 million, mainly associated with our North America operations as we increased our effort in promoting our consumer business. Second, we recognized $3.6 million of interest expense on our $150 million senior notes maturing on April 15, 2014 (the “2009 Senior Notes”), which were issued in May 2009. Third, our tax expense increased by $1.9 million resulting from state income taxes and income earned from our foreign subsidiaries. The increase in the net loss was partially offset by higher profit margin of $7.3 million for the three months ended March 31, 2010.

Technology— We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services.

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

In June 2009, HNS entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

Key Business Metrics

Business Segments—We divide our operations into five distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites, including our Jupiter satellite, which is currently under construction and/or the provision of satellite capacity. The Corporate and Other segment includes our wholly-owned subsidiaries Electronic System Products, Inc. and Rare Medium, LLC, certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on the particular end market. Typically, our large enterprise customers enter into a three- to five-year contract, and our consumer customers enter into a 24-

month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operations, our services include the following:

Service Type	Description
Broadband	•	Provides basic transport, intranet connectivity services and internet service provider services
connectivity	•
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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Hardware revenues of the North American Enterprise group and International Broadband segment are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues— The following table presents our revenues by end market for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$187,940	$162,365	$25,575	15.8%
Hardware sales	55,253	77,850	(22,597)	(29.0)%
Total revenues	$243,193	$240,215	$2,978	1.2%
Revenues by end market:
North America Broadband segment:
Consumer	$113,354	$98,729	$14,625	14.8%
Enterprise	60,641	66,879	(6,238)	(9.3)%
Total North America Broadband segment	173,995	165,608	8,387	5.1%
International Broadband segment	43,456	44,884	(1,428)	(3.2)%
Telecom Systems segment:
Mobile Satellite Systems	19,405	18,466	939	5.1%
Telematics	301	7,069	(6,768)	(95.7)%
Terrestrial Microwave	4,986	3,727	1,259	33.8%
Total Telecom Systems segment	24,692	29,262	(4,570)	(15.6)%
Corporate and Other segment	1,050	461	589	127.8%
Total revenues	$243,193	$240,215	$2,978	1.2%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended March 31, 2010 and 2009:

	As of or For the
	Three Months Ended March 31,		Variance
	2010	2009	Amount	%
Churn rate	1.98%	2.29%	(0.31)%	(13.5)%
ARPU	$72	$68	$4	5.9%
Average monthly gross subscriber additions	19,200	17,700	1,500	8.5%
Subscribers	530,800	455,100	75,700	16.6%

North America Broadband Segment

Revenue from our Consumer group for the three months ended March 31, 2010 increased by 14.8% to $113.4 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) value-added services and mix of plans resulting in an increase in average monthly revenue per subscriber; and (iii) improvements in customer retention as noted by the reduction in the churn rate.

As of March 31, 2010 and 2009, we achieved a total subscription base of 530,800 and 455,100, respectively, which included 30,100 and 18,900, respectively, subscribers in our small/medium enterprise and wholesale businesses. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the three months ended March 31, 2010, ARPU was $72 compared to $68 for the same period in 2009.

Revenue from our North American Enterprise group for the three months ended March 31, 2010 decreased by 9.3% to $60.6 million compared to the same period in 2009. The decrease was primarily due to lower hardware sales resulting from the adverse overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Broadband segment for the three months ended March 31, 2010 decreased slightly to $43.5 million compared to the same period in 2009, primarily due to delays in customer buying decisions impacting new hardware orders. This decrease was offset by the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region, and $4.2 million resulting from the favorable impact of currency exchange due to the depreciation of U.S. dollars.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended March 31, 2010 decreased by 15.6% to $24.7 million compared to the same period in 2009. The decrease in revenue was primarily due to the reduction in revenue from our Telematics group.

Cost of Services—Our cost of services primarily consists of transponder capacity leases, hub infrastructure, customer care, wireline and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for ongoing consumer customers from our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Accounting Standards Codification 985-20 “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Results of Operations

Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$187,940	$162,365	$25,575	15.8%
Hardware sales	55,253	77,850	(22,597)	(29.0)%
Total revenues	$243,193	$240,215	$2,978	1.2%
% of revenue to total revenues:
Services revenues	77.3%	67.6%
Hardware sales	22.7%	32.4%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $18.8 million to $106.0 million for the three months ended March 31, 2010 compared to $87.2 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $7.1 million and $1.9 million of services revenues for the three months ended March 31, 2010 and 2009, respectively.

In addition, revenue from our North America Enterprise group increased by $6.4 million to $47.6 million for the three months ended March 31, 2010 compared to $41.2 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $5.8 million to $31.9 million for the three months ended March 31, 2010 from $26.1 million for the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase was $3.8 million as a result of the favorable impact of currency exchange due to the depreciation of U.S. dollars.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $6.0 million to $1.4 million for the three months ended March 31, 2010 compared to $7.4 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales decreased mainly due to a revenue decrease of $16.8 million from our North America Broadband segment to $20.4 million for the three months ended March 31, 2010 compared to $37.2 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $4.1 million to $7.4 million for the three months ended March 31, 2010 compared to $11.5 million for the same period in 2009. The decrease was due to an increase in (i) the utilization of the consumer rebate program which reduced hardware revenues and (ii) customers utilizing the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered deferred purchase plan, which revenues were accounted for as hardware sales.

Hardware revenue from our North America Enterprise group also decreased by $12.7 million to $13.0 million for the three months ended March 31, 2010 compared to $25.7 million for the same period in 2009. The decrease was due to a lower volume of shipments as customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by 7.2 million to $11.6 million for the three months ended March 31, 2010 compared to $18.8 million for the same period in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our enterprise customers as delays in customer buying decisions impacting new hardware orders. These decreases were slightly offset by a $0.4 million favorable impact of currency exchange due to the depreciation of U.S. dollars.

Hardware sales from our Telecom Systems segment increased by $1.4 million to $23.3 million for the three months ended March 31, 2010 compared to $21.9 million for the same period in 2009, partly due to the change in the mix of customer programs in the Mobile Satellite group.

Cost of Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$115,713	$106,670	$9,043	8.5%
Cost of hardware products sold	60,886	74,205	(13,319)	(17.9)%
Total cost of revenues	$176,599	$180,875	$(4,276)	(2.4)%

Cost of Services

The increase in cost of services reflects the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.8 million for the three months ended March 31, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $4.8 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase in cost of services was partially offset by a decrease of $4.7 million in cost of services from the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $10.5 million to $35.1 million for the three months ended March 31, 2010 compared to $45.6 million for the same period in 2009. Partially offsetting the decrease in the North America Broadband segment was an increase in (i) the upfront recognition of hardware costs, which were previously amortized, as a resulted of a change in the consumer distribution process and (ii) repair center costs, which was primarily driven by the expansion of the hardware refurbishment effort related to the reuse of equipment returned due to churn, warranty and other factors.

In addition, cost of hardware products sold from our International Broadband segment decreased by $ 4.6 million to $8.2 million for the three months ended March 31, 2010 compared to $12.8 million for the same period in 2009, primarily due to a decrease in hardware sales.

The decrease in cost of hardware products sold was partially offset by the increase of $1.8 million in costs from our Telecom Systems segment resulting mostly from the change in the mix of customer programs in the Mobile Satellite group.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$50,325	$44,241	$6,084	13.8%
% of revenue	20.7%	18.4%

SG&A expense increased mainly due to higher: (i) marketing costs of $3.5 million, primarily in our North America operations as we increased targeted spending for our consumer business and (ii) business development costs, bad debt expense, bank fees and other miscellaneous general and administrative expenses for the three months ended March 31, 2010 compared to the same period in 2009. From time to time, we modify our marketing strategy to attract new customers, which may impact our SG&A expense.

Research and Development

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$4,915	$5,351	$(436)	(8.1)%
% of revenue	2.0%	2.2%

R&D decreased due to a reduction in development activities in our North America Broadband segment. This reduction was partially offset by a $0.8 million increase in development activities related to the construction of our Jupiter satellite.

Amortization of Intangible Assets

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$790	$1,385	$(595)	(43.0)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of certain fully depreciated intangible assets.

Operating Income

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income	$10,564	$8,363	$2,201	26.3%
% of revenue	4.3%	3.5%

The increase in operating income was attributable to higher profit margin of $7.3 million as a result of higher revenues and lower cost of revenues for the months ended March 31, 2010 compared to the same period in 2009. The increase was partially offset by higher selling, general and administrative expenses of $6.1 million, mainly associated with our North America operations, as we increased our effort in promoting our consumer business.

Interest Expense

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$16,110	$13,836	$2,274	16.4%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. The increase in interest expense was primarily due to the recognition of interest, accretion of the original issue discount and amortization of the debt issuance cost of the 2009 Senior Notes, which was partially offset by $2.0 million of capitalized interest associated with the construction of the Jupiter satellite for the three months ended March 31, 2010.

Interest Income

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$591	$320	$271	84.7%

The increase in interest income was primarily due to interest earned on certain notes and deferred trade receivables.

Income Tax (Expense) Benefit

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax (expense) benefit	$(1,219)	$655	$(1,874)	(286.1)%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from our foreign subsidiaries. Our income tax expense was partially offset by $0.2 million for the three months ended March 31, 2010 compared to an offset of $1.2 million for the same period in 2009 of income tax benefit generated by our Indian subsidiary as a result of it being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$12,602	$17,359	$(4,757)	(27.4)%
Investing activities	$(79,532)	$(30,048)	$49,484	164.7%
Financing activities	$(2,674)	$(1,645)	$1,029	62.6%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the three months ended March 31, 2010 was primarily due to changes in our operating assets and liabilities of $11.7 million, which was partially offset by the increase in our net income of $6.4 million prior to noncash depreciation and amortization expense of $30.1 million for the three months ended March 31, 2010.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures of $35.8 million set forth in the table below and (ii) a net increase in marketable securities of $12.8 million.

Capital expenditures for the three months ended March 31, 2010 and 2009 are shown as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$31,638	$-	$31,638
Capital expenditures—VSAT	27,768	23,510	4,258
Capital expenditures—other	3,592	2,490	1,102
Capitalized software	3,166	4,391	(1,225)
SPACEWAY program	673	548	125
VSAT operating lease hardware	-	77	(77)
Total capital expenditures	$66,837	$31,016	$35,821

Net Cash Flows from Financing Activities

The increase in net cash used in financing activities for the three months ended March 31, 2010 was due to the additional debt issuance costs of $1.7 million associated with the refinancing of our revolving credit facility in March 2010, which was partially offset by a decrease in the repayments of long-term debt.

Future Liquidity Requirements

As of March 31, 2010, our Cash and cash equivalents and Marketable securities were $253.0 million and our total debt was $720.8 million. We are leveraged as a result of our indebtedness.

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility was amended to be: (i) in respect of the interest rate, at our option, the ABR (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted LIBOR (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of March 31, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $2.1 million and $47.9 million, respectively. As of March 31, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of March 31, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of March 31, 2010, HNS had recorded $6.5 million of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments on the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. As of March 31, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2010, we had recorded $19.6 million of accrued interest payable related to the 2006 Senior Notes. As of March 31, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of our net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of March 31, 2010 and December 31, 2009, HNS’ consolidated net assets were $192.7 million and $200.0 million, respectively. Management believes that the Company was in compliance with all of its debt covenants as of March 31, 2010.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of March 31, 2010, the aggregate balance outstanding under these loans was $3.7 million. Our subsidiaries may be restricted from paying dividends to HNS under the terms of these loans.

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

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of March 31, 2010 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, HNS entered into an agreement with SS/L, under which we are obligated to pay an aggregate of approximately $252.0 million for the construction of our Jupiter satellite and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. As of March 31, 2010, the remaining obligation for the construction of Jupiter was $184.1 million. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett, whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

On April 30, 2010, HNS entered into an agreement with Arianespace for the launch of our Jupiter satellite in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will be utilized to launch Jupiter to a geosynchronous transfer orbit from Europe’s Spaceport in Kourou, French Guiana.

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

Contractual Obligations

On March 16, 2010, we entered into an amended and restated credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). See the Future Liquidity Requirements section for the discussion of the Revolving Credit Facility. There have been no other material changes to our contractual obligations since December 31, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 18—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of March 31, 2010, we had $16.8 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.1 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $12.1 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 3, 2010 (File number 001-33040).

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2010, we had an estimated $14.7 million of foreign currency denominated receivables and payables outstanding, and $5.0 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of March 31, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.3 million as of March 31, 2010.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2009. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
10.1*
Amendment Agreement dated March 16, 2010 among Hughes Network Systems, LLC, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Barclays Capital, as syndication agent, to the Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders from time to time party thereto, Bear, Sterns Corporate Lending Inc., as the administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers.

10.2*
Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, as further amended and restated as of April 13, 2006, as further amended and restated as of March 16, 2010, among Hughes Network Systems, LLC, JP Morgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, J.P. Morgan Securities Inc., as sole lead book runner, and J.P. Morgan Securities Inc. and Barclays Capital, as joint lead arrangers.

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

Date: May 5, 2010	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)