Form 10-Q
period 2010-06-30
Hughes Communications, Inc.
filed 2010-08-04
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2010 was 21,845,339.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$162,027	$261,038
Marketable securities	60,408	47,188
Receivables, net	160,339	163,816
Inventories	58,349	60,244
Prepaid expenses and other	24,677	22,476

Total current assets	465,800	554,762
Property, net	666,174	602,403
Capitalized software costs, net	47,896	49,776
Intangible assets, net	12,963	14,524
Goodwill	5,093	5,093
Other assets	72,447	75,836

Total assets	$1,270,373	$1,302,394

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,607	$119,461
Short-term debt	6,778	6,750
Accrued liabilities and other	123,452	131,774

Total current liabilities	231,837	257,985
Long-term debt	713,019	714,957
Other long-term liabilities	19,079	16,356

Total liabilities	963,935	989,298

Commitments and contingencies

Equity:
Hughes Communications, Inc. (“HCI”) stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,638,836 shares and 21,633,539 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	22	22
Additional paid in capital	734,552	730,809
Accumulated deficit	(414,773)	(410,543)
Accumulated other comprehensive loss	(22,036)	(16,247)

Total HCI stockholders’ equity	297,765	304,041

Noncontrolling interests	8,673	9,055

Total equity	306,438	313,096

Total liabilities and equity	$1,270,373	$1,302,394

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Services revenues	$193,190	$173,383	$381,130	$335,748
Hardware sales	59,178	82,444	114,431	160,294

Total revenues	252,368	255,827	495,561	496,042

Operating costs and expenses:
Cost of services	123,396	111,059	239,109	217,729
Cost of hardware products sold	55,582	77,283	116,468	151,488
Selling, general and administrative	49,306	46,144	99,631	90,385
Loss on impairments	-	45,400	-	45,400
Research and development	5,355	5,698	10,270	11,049
Amortization of intangible assets	771	1,504	1,561	2,889

Total operating costs and expenses	234,410	287,088	467,039	518,940

Operating income (loss)	17,958	(31,261)	28,522	(22,898)
Other income (expense):
Interest expense	(15,520)	(15,554)	(31,630)	(29,390)
Interest income	656	207	1,247	527
Other loss, net	-	(345)	-	(345)

Income (loss) before income tax (expense) benefit and equity in earnings of unconsolidated affiliates	3,094	(46,953)	(1,861)	(52,106)
Income tax (expense) benefit	(1,565)	(479)	(2,784)	176
Equity in earnings of unconsolidated affiliates	-	-	-	170

Net income (loss)	1,529	(47,432)	(4,645)	(51,760)
Net (income) loss attributable to the noncontrolling interests	381	(310)	415	(678)

Net income (loss) attributable to HCI stockholders	$1,910	$(47,742)	$(4,230)	$(52,438)

Income (loss) per share:
Basic	$0.09	$(2.23)	$(0.20)	$(2.45)
Diluted	$0.08	$(2.23)	$(0.20)	$(2.45)
Shares used in computation of per share data:
Basic	21,499,944	21,365,794	21,490,479	21,362,250
Diluted	22,748,725	21,365,794	21,490,479	21,362,250

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

	HCI Shareholders’s Equity
	Common Stock ($.001 par value)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2009	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation					3,372	3,372
Share-based compensation and other		3,618				3,618
Purchase of subsidiary shares from noncontrolling interests		(90)				(90)
Comprehensive income (loss):
Net income (loss)			(52,438)		678	(51,760)
Foreign currency translation adjustments				6,202	(826)	5,376
Unrealized gain on hedging instruments				5,368	-	5,368
Reclassification of realized loss on hedging instruments				1,965	-	1,965

Balance at June 30, 2009	$22	$728,086	$(410,288)	$(15,048)	$8,935	$311,707

Balance at January 1, 2010	$22	$730,809	$(410,543)	$(16,247)	$9,055	$313,096
Share-based compensation and other		3,743				3,743
Comprehensive income (loss):
Net loss			(4,230)		(415)	(4,645)
Foreign currency translation adjustments				(2,436)	33	(2,403)
Unrealized loss on hedging instruments				(5,434)	-	(5,434)
Reclassification of realized loss on hedging instruments				2,783	-	2,783
Unrealized loss on available-for-sale securities				(702)	-	(702)

Balance at June 30, 2010	$22	$734,552	$(414,773)	$(22,036)	$8,673	$306,438

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,645)	$(51,760)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	62,111	46,330
Amortization of debt issuance costs	1,323	891
Share-based compensation expense	3,789	3,624
Equity in earnings from unconsolidated affiliates	-	(170)
Loss on impairments	-	45,400
Other	46	365
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	1,551	7,257
Inventories	1,046	(169)
Prepaid expenses and other	356	4,887
Accounts payable	(18,805)	3,635
Accrued liabilities and other	(3,941)	(23,351)

Net cash provided by operating activities	42,831	36,939

Cash flows from investing activities:
Change in restricted cash	144	112
Purchases of marketable securities	(66,031)	-
Proceeds from sales of marketable securities	52,781	-
Expenditures for property	(121,389)	(53,301)
Expenditures for capitalized software	(6,170)	(7,762)
Proceeds from sale of property	264	93
Cash acquired, consolidation of Hughes Systique Corporation	-	828
Other, net	-	(75)

Net cash used in investing activities	(140,401)	(60,105)

Cash flows from financing activities:
Short-term revolver borrowings	3,263	-
Repayments of revolver borrowings	(3,745)	-
Net decrease in notes and loans payable	-	(78)
Long-term debt borrowings	2,586	141,107
Repayment of long-term debt	(3,928)	(5,505)
Debt issuance costs	(1,734)	(4,500)

Net cash provided by (used in) financing activities	(3,558)	131,024

Effect of exchange rate changes on cash and cash equivalents	2,117	(1,507)

Net increase (decrease) in cash and cash equivalents	(99,011)	106,351
Cash and cash equivalents at beginning of the period	261,038	203,816

Cash and cash equivalents at end of the period	$162,027	$310,167

Supplemental cash flow information:
Cash paid for interest	$33,562	$26,596
Cash paid for income taxes	$4,594	$2,467
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$23,113
Investment in Hughes Telematics, Inc.		$13,000
Consolidation of Hughes Systique Corporation		$5,328

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

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites and currently represents construction activities of our new satellite, Jupiter. The Corporate and Other segment includes our wholly-owned subsidiary Rare Medium, LLC, certain minority interest investments held by us, and our corporate offices and assets not specifically related to another business segment.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and six months ended June 30, 2010 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.

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

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. We are currently evaluating the impact ASU 2009-13 will have on our financial statements when it becomes effective on January 1, 2011. Early adoption is permitted.

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

In February 2008, the Company and Nextwave Broadband Inc. (“Nextwave”), a former significant shareholder of Hughes Systique, agreed to make available to Hughes Systique a term loan facility (the “Loan”) of up to $3.0 million. Under the Loan, each loan request was to be at least $1.0 million, and the Loan was to be funded equally by the Company and Nextwave. The Loan has a fixed interest rate of 6%, and it is convertible into common shares of Hughes Systique upon non-payment or an event of default. Hughes Systique has the option to pay the interest annually or to convert the interest to principal as a “payment in kind.” In February 2008, the Company and Nextwave each funded $0.5 million as part of a $1.0 million loan drawdown. In March 2009, Hughes Systique requested and the Company funded the remaining $1.0 million of its original $1.5 million loan commitment. As a result, the Company is not obligated to provide any further funding to Hughes Systique under the Loan.

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

Hughes Systique’s revenue, after eliminating inter-company transactions, was $0.9 million and $0.6 million, respectively, for the three months ended June 30, 2010 and 2009 (since the acquisition date), and $1.7 million and $0.9 million, respectively, for the six months ended June 30, 2010 and 2009 (since the acquisition date). Pro forma financial statements are not presented for Hughes Systique at the acquisition date as its results of operations were not material to our condensed consolidated financial statements.

Note 3:    Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Gain	Estimated Fair Value
June 30, 2010:
U.S. government bonds and treasury bills	$50,392	$26	$50,418
Other debt securities	9,990	-	9,990

Total available-for-sale securities	$60,382	$26	$60,408

December 31, 2009:
U.S. government bonds and treasury bills	$22,155	$6	$22,161
Other debt securities	25,019	8	25,027

Total available-for-sale securities	$47,174	$14	$47,188

Our investments in U.S. government bonds and treasury bills have AAA/AAa and Aaa/AAa ratings from Standard & Poor’s (“S&P”) and Moody’s, respectively. The investments in Other debt securities have A-1/A-1+ and P-1 ratings from S&P and Moody’s, respectively. In addition to these investments, we hold marketable equity securities as a long-term investment in Other assets (see Note 8—Other Assets for further discussion).

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade receivables	$144,194	$154,863
Contracts in process	23,810	16,952
Other receivables	3,748	4,101

Total receivables	171,752	175,916
Allowance for doubtful accounts	(11,413)	(12,100)

Total receivables, net	$160,339	$163,816

Trade receivables included $7.9 million and $8.7 million of amounts due from related parties as of June 30, 2010 and December 31, 2009, respectively. Advances and progress billings offset against contracts in process amounted to $1.3 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

Note 5:    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Production materials and supplies	$7,502	$7,896
Work in process	18,291	15,615
Finished goods	32,556	36,733

Total inventories	$58,349	$60,244

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	June 30, 2010	December 31, 2009
Land and improvements		10	$5,885	$5,885
Buildings and leasehold improvements		2 - 30	33,653	32,996
Satellite related assets		15	380,394	380,394
Machinery and equipment		1 - 7	298,940	251,648
VSAT operating lease hardware		2 - 5	16,918	18,945
Furniture and fixtures		5 - 7	1,603	1,571
Construction in progress	- Jupiter		130,242	66,555
	- Other		16,388	12,888

Total property			884,023	770,882
Accumulated depreciation			(217,849)	(168,479)

Total property, net			$666,174	$602,403

Satellite related assets primarily consist of SPACEWAYTM 3 (“SPACEWAY 3”), a broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture our next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The construction of Jupiter began in July 2009 and we began to capitalize all direct costs associated with the construction and the launch of the satellite, including interest incurred during the construction of the satellite. We anticipate launching Jupiter in the first half of 2012.

For the three and six months ended June 30, 2010, we capitalized $2.7 million and $4.7 million, respectively, of interest related to the construction of Jupiter. There was no capitalized interest expense for the three and six months ended June 30, 2009.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
June 30, 2010:
Backlog and customer relationships	2 - 8	$10,486	$(4,939)	$5,547
Patented technology and trademarks	8 - 10	15,275	(8,208)	7,067
Favorable leases	3	629	(280)	349

Total intangible assets, net		$26,390	$(13,427)	$12,963

December 31, 2009:
Backlog and customer relationships	2 - 8	$22,312	$(16,133)	$6,179
Patented technology and trademarks	2 - 10	15,745	(7,854)	7,891
Favorable leases	3	629	(175)	454

Total intangible assets, net		$38,686	$(24,162)	$14,524

We amortize the recorded values of our intangible assets over their estimated useful lives. As of June 30, 2010, we retired $12.3 million of our intangible assets as they were fully amortized. We recorded amortization expense of $0.8 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. Estimated future amortization expense as of June 30, 2010 is as follows (in thousands):

Amount
Remaining six months ending December 31, 2010	$1,522
Year ending December 31,
2011	3,028
2012	2,854
2013	2,818
2014	1,326
2015	1,325
Thereafter	90

Total estimated future amortization expense	$12,963

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8:    Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Subscriber acquisition costs	$27,356	$29,884
Debt issuance costs	13,240	12,899
Other	31,851	33,053

Total other assets	$72,447	$75,836

As of June 30, 2010, “Other” included our cost method and equity method investments, which includes our investment in HTI. On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively. The HTI shares are subject to certain restrictions and/or earn-out provisions pursuant to the merger agreement.

As of June 30, 2010, the Non-escrowed shares had a fair value of $3.5 million. We recorded an unrealized loss of $0.1 million and $0.7 million for the three and six months ended June 30, 2010, respectively, and of $3.1 million since the inception of our investment in the Non-escrowed shares in “Accumulated other comprehensive loss” (“AOCL”).

The Escrowed shares are held by HTI in escrow, and the release of these shares is subject to various earn-out provisions based on HTI attaining specified stock prices of $20.00, $24.50 and $30.50 over specified periods within 5 years after the Merger. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. We account for the Escrowed shares using the cost method in accordance with ASC 325 “Investments—Other,” as the Escrowed shares are not considered marketable equity securities as of June 30, 2010. As of June 30, 2010, the carrying value and estimated fair value of the HTI Escrowed shares was $1.1 million and $0.6 million, respectively.

Note 9:    Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at June 30, 2010	June 30, 2010	December 31, 2009
VSAT hardware financing	8.00% - 15.00%	$3,161	$3,158
Revolving bank borrowings	8.25% - 8.75%	1,066	1,547
Capital lease and other	6.00% - 39.60%	2,551	2,045

Total short-term and the current portion of long-term debt		$6,778	$6,750

As of June 30, 2010, HNS had outstanding revolving bank borrowings of $1.1 million, which had a weighted average variable interest rate of 8.75%. The borrowings were obtained by HNS’ subsidiaries in India and Europe under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $4.8 million as of June 30, 2010.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at June 30, 2010	June 30, 2010	December 31, 2009
Senior Notes(1)	9.50%	$588,990	$587,874
Term Loan Facility	7.62%	115,000	115,000
VSAT hardware financing	8.00% - 15.00%	4,453	5,861
Capital lease and other	6.00% - 39.60%	4,576	6,222

Total long-term debt		$713,019	$714,957

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the six months ended June 30, 2010 and 2009, there were no borrowings under the Revolving Credit Facility. As of June 30, 2010, the Revolving Credit Facility had total outstanding letters of credit of $5.3 million and an available borrowing capacity of $44.7 million.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of June 30, 2010 and December 31, 2009, HNS recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of June 30, 2010 and December 31, 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2010 and December 31, 2009, we recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of June 30, 2010 and December 31, 2009, HNS’ net assets were $192.6 million and $200.0 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of June 30, 2010.

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of June 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 10:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” Accordingly, we recorded a net unrealized loss of $1.7 million and $2.7 million for the three and six months ended June 30, 2010, respectively, and a net unrealized gain of $2.8 million and $7.3 million, respectively, for the comparable periods in 2009 in AOCL associated with the fair market valuation of the interest rate swap. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $4.4 million for the six months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. For the three months ended June 30, 2010 and 2009, we recorded $2.2 million and $2.3 million, respectively, of interest expense on the Term Loan Facility. For the six months ended June 30, 2010 and 2009, we recorded $4.4 million and $4.5 million, respectively, of interest expense on the Term Loan Facility.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of June 30, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

Our investment in the HTI Shares was measured using Level 1 and Level 2 inputs for the Non-escrowed shares and Escrowed shares, respectively. The fair value of the Non-escrowed shares, as shown in the table below, was determined based on the quoted market prices. For the three and six months ended June 30, 2010, we recognized an unrealized loss of $0.1 million and $0.7 million, respectively, in AOCL related to the Non-escrowed shares. The fair value of the Escrowed shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model. The valuation of the Escrowed shares reflects the Company’s best estimate of what market participants would use in pricing the investment based on the best available information. For the six months ended June 30, 2010, the estimated fair value of the Escrowed shares declined by $0.5 million from its carrying value of $1.1 million at December 31, 2009 to $0.6 million at June 30, 2010. Based on our valuation analysis in accordance with ASC 320-10-35 “Investments—Debt and Equity Securities—Subsequent Measurement,” we determined that the decline in the estimated fair value of the Escrowed shares during the current quarter is not an “other than temporary” impairment.

Our Senior Notes were categorized as Level 1 of the fair value hierarchy as we utilized pricing for recent market transactions for identical notes.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			June 30, 2010
	Level	Included In	Carrying Value		Fair Value
Marketable securities	1	Marketable securities	$60,408		$60,408
HTI Non-escrowed Shares	1	Other assets	$3,510		$3,510
HTI Escrowed Shares	2	Other assets	$1,121		$574
2006 Senior Notes	1	Long-term debt	$450,000		$456,750
2009 Senior Notes	1	Long-term debt	$138,990	(1)	$151,718
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$13,173		$13,173

(1)	Amount represents the face value of $150.0 million, net the remaining original issue discount of $11.0 million.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12:    Income Taxes

For the three and six months ended June 30, 2010, we recorded a net income tax expense of $1.6 million and $2.8 million, respectively. For the three and six months ended June 30, 2009, we recorded a net income tax expense of $0.5 million and a net income tax benefit of $0.2 million, respectively. The net income tax benefit is attributable to our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. Because of our U.S. federal net operating loss (“NOL”) carryforward position and full valuation allowance against our net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. As of June 30, 2010, we have not met the “more-likely-than-not” criteria of ASC 740 “Income Taxes” on deferred tax assets in certain jurisdictions, thus we maintained a full valuation allowance on these deferred tax assets. As of June 30, 2010, we estimated that our remaining NOL carry-forwards were approximately $323.2 million, expiring between the years 2012 and 2030, if unused, and our capital loss carry-forwards were approximately $13.7 million, expiring between 2010 and 2014, if unused.

Certain of our subsidiaries are expected to utilize a portion of their net operating loss carry-forwards during 2010. Several of these subsidiaries have not met the more-likely–than-not criteria and therefore maintain a full valuation allowance on their deferred tax assets as of June 30, 2010. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

As a result of the tax sharing agreement between LightSquared, Inc. (“LightSquared” and formerly SkyTerra Communications, Inc.) and the Company, we are currently entitled to an estimated $1.1 million reimbursement from LightSquared at the time LightSquared realizes the benefit of the alternative minimum tax credit related to its 2006 Federal income tax return. This reimbursement has been reflected on our books as a long-term receivable from LightSquared.

In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $11.1 million as of December 31, 2009 and no additional unrecognized tax benefits through June 30, 2010. If recognized, the total unrecognized tax benefits would impact our effective tax rate. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

Note 13:    Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million for each of the three months ended June 30, 2010 and 2009 and $1.4 million and $1.5 million for the six months ended June 30, 2010 and 2009,

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. As of June 30, 2010, we had $2.1 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over the remaining weighted average life of 1.21 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	162,360	$27.37
Forfeited	(2,000)	$46.97
Vested	(34,550)	$16.17

Non-vested at June 30, 2010	125,810	$30.14

Restricted Stock Units

As of June 30, 2010 and December 31, 2009, we had 8,675 non-vested restricted stock units with a weighted-average grant-date fair value of $28.73.

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

The key assumptions for the option awards for the six months ended June 30, 2010 are as follows:

Six Months Ended June 30, 2010
Volatility	45.90%
Expected term	5 years
Risk-free interest rate	2.59%

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Granted	5,000	$27.96	9.76	$-
Forfeited or expired	(10,050)	$15.21

Outstanding at June 30, 2010	643,000	$16.88	8.88	$5,299

Vested and expected to vest at June 30, 2010	578,700	$16.88	8.88	$4,769

Exercisable at June 30, 2010	-	$-

(1) In thousands.

The compensation expense related to stock option awards to our employees is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded compensation expense of $1.0 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we had $8.2 million of unrecognized compensation expense for non-vested stock options, which will be recognized over the remaining weighted average period of 2.86 years.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.2 million for each of the three months ended June 30, 2010 and 2009 and $0.4 million for each of the six months ended June 30, 2010 and 2009 related to the Bonus Unit Plan. As of July 15, 2010, approximately 2.1 million bonus units vested and were exchanged for approximately 207,000 shares (net of income tax withholding) of our common stock pursuant to the Bonus Unit Plan. The remaining 300,000 bonus units will vest on July 15, 2011.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Non-vested, beginning balance	2,439,500	2,500,000	2,453,250	2,500,000
Forfeited	-	-	(13,750)	-

Non-vested ending balance	2,439,500	2,500,000	2,439,500	2,500,000

HNS’ Class B Membership Interests

HNS’ Class B membership interests were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. At the holders’ election, vested Class B membership interests may be

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. As of June 30, 2010, 3,247 of the 3,280 outstanding Class B membership interests were vested. If the total outstanding Class B membership interests were to convert into our common stock as of June 30, 2010, they could be exchanged for approximately 565,000 shares of our common stock. On September 25, 2009, we registered 75,000 shares of our common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three and six months ended June 30, 2010 and 2009. A summary of Class B membership interests activities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Outstanding beginning balance	3,330	3,656	3,330	3,656
Converted to HCI common shares	(50)	-	(50)	-

Outstanding balance at June 30,	3,280	3,656	3,280	3,656

Note 14:    Long-Term Cash Incentive Retention Program

In 2005, HNS established a one-time employee retention program (“Retention Program”), which was designed to retain certain employees chosen by HNS’ senior management. As a result of HNS successfully attaining 100% of its earnings goal for 2008, as defined in the Retention Program, HNS paid an aggregate of $14.7 million to eligible participants under the Retention Program in 2009, of which $13.2 million was accrued as of December 31, 2008.

Note 15:    Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are related to Apollo Management, L.P. and its affiliates (collectively “Apollo”), our controlling stockholder.

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

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 2% of HTI’s equity as of June 30, 2010. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation

HNS has contracted with Hughes Systique, an entity consolidated with the Company, for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of June 30, 2010. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 2—Consolidation of Hughes Systique Corporation.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of June 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 9—Debt.

Smart & Final, Inc.

As of June 30, 2010, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales:
HTI	$200	$7,660	$501	$14,728
Smart & Final	122	114	245	266

Total sales	$322	$7,774	$746	$14,994

Purchases:
Hughes Systique(1)	$-	$-	$-	$1,591

Total purchases	$-	$-	$-	$1,591

(1)	For the period after March 11, 2009, Hughes Systique’s results of operations are consolidated with the Company’s operating results.

Assets resulting from transactions with related parties are as follows (in thousands):

	June 30, 2010	December 31, 2009
Due from related parties:
HTI	$7,844	$8,652
Smart & Final	50	52

Total due from related parties	$7,894	$8,704

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:    Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite(1)	Corporate and Other	Consolidated
As of or For the Three Months Ended June 30, 2010
Revenues	$178,024	$47,853	$25,456	$-	$1,035	$252,368
Operating income (loss)	$12,821	$2,549	$4,663	$(928)	$(1,147)	$17,958
Depreciation and amortization	$27,141	$3,631	$1,043	$-	$163	$31,978
Assets	$623,819	$172,296	$45,976	$133,284	$294,998	$1,270,373
Capital expenditures	$20,219	$2,484	$50	$35,629	$2,340	$60,722
As of or For the Three Months Ended June 30, 2009
Revenues	$175,242	$50,520	$29,344	$-	$721	$255,827
Operating income (loss)(2)	$(36,770)	$5,105	$2,611	$-	$(2,207)	$(31,261)
Depreciation and amortization	$20,237	$3,008	$974	$-	$218	$24,437
Assets	$642,672	$177,772	$61,678	$-	$388,592	$1,270,714
Capital expenditures	$21,487	$6,589	$361	$-	$1,610	$30,047
As of or For the Six Months Ended June 30, 2010
Revenues	$352,019	$91,309	$50,148	$-	$2,085	$495,561
Operating income (loss)	$22,437	$1,393	$8,371	$(1,786)	$(1,893)	$28,522
Depreciation and amortization	$52,660	$7,057	$2,067	$-	$327	$62,111
Assets	$623,819	$172,296	$45,976	$133,284	$294,998	$1,270,373
Capital expenditures	$46,357	$6,671	$203	$68,396	$5,932	$127,559
As of or For the Six Months Ended June 30, 2009
Revenues	$340,850	$95,404	$58,606	$-	$1,182	$496,042
Operating income (loss)(2)	$(35,020)	$6,336	$8,100	$-	$(2,314)	$(22,898)
Depreciation and amortization	$38,422	$5,716	$1,941	$-	$251	$46,330
Assets	$642,672	$177,772	$61,678	$-	$388,592	$1,270,714
Capital expenditures	$46,331	$9,913	$818	$-	$4,001	$61,063

(1)	There were no activities for the three and six months ended June 30, 2009.
(2)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit to Sea Launch, which was impaired in 2009.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:    Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,529	$(47,432)	$(4,645)	$(51,760)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,674)	6,783	(2,403)	5,376
Unrealized gain (loss) on hedging instruments	(3,111)	31	(5,434)	5,368
Reclassification of realized loss on hedging instruments	1,415	2,819	2,783	1,965
Unrealized loss on available-for-sale securities	(55)	-	(702)	-

Total other comprehensive income (loss)	(3,425)	9,633	(5,756)	12,709

Comprehensive loss	(1,896)	(37,799)	(10,401)	(39,051)
Comprehensive loss attributable to the noncontrolling interest	599	516	382	148

Comprehensive loss attributable to HCI	$(1,297)	$(37,283)	$(10,019)	$(38,903)

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $6.3 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In March 2009, an arbitration panel ruled in favor of HNS in its arbitration against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling HNS to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch in connection with launch services for SPACEWAY 3, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. As a result of Sea Launch filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, our efforts to pursue collection of the arbitral award were stayed under the bankruptcy laws. In June 2009, based upon information made available in the bankruptcy proceedings and other factors, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million. On May 27, 2010, HNS entered into a settlement agreement with Sea Launch to resolve the claim that HNS filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to HNS two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of HNS’ bankruptcy claim. The Credits may be used by HNS to defray the cost of up to two

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court’s order approving Sea Launch’s plan of reorganization. The Settlement Agreement will become effective upon the effectiveness of the plan of reorganization, which is expected to occur later in 2010.

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

Commitments

In June 2009, HNS entered into an agreement with SS/L for the construction of Jupiter and has agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, HNS entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of June 30, 2010, our obligation for the construction and launch of Jupiter was approximately $274.8 million.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $24.1 million that were undrawn as of June 30, 2010. Of this amount, $5.3 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $16.1 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of June 30, 2010, these obligations were scheduled to expire as follows: $8.6 million in 2010; $12.0 million in 2011; $0.7 million in 2012; and $2.8 million in 2013 and thereafter.

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Condensed Consolidated Balance Sheet as of June 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$57,430	$93,402	$210	$10,985	$-	$162,027
Marketable securities	35,388	25,020	-	-	-	60,408
Receivables, net	6,936	121,410	52	51,387	(19,446)	160,339
Inventories	-	44,977	-	13,372	-	58,349
Prepaid expenses and other	477	7,343	75	16,782	-	24,677

Total current assets	100,231	292,152	337	92,526	(19,446)	465,800
Property, net	-	606,181	32,410	27,583	-	666,174
Investment in subsidiaries	193,076	112,188	-	-	(305,264)	-
Other assets	9,071	98,169	1,289	31,518	(1,648)	138,399

Total assets	$302,378	$1,108,690	$34,036	$151,627	$(326,358)	$1,270,373

Liabilities and equity
Accounts payable	$1,032	$80,498	$164	$35,914	$(16,001)	$101,607
Short-term debt	-	2,246	-	4,532	-	6,778
Accrued liabilities and other	757	104,453	-	21,687	(3,445)	123,452

Total current liabilities	1,789	187,197	164	62,133	(19,446)	231,837
Long-term debt	-	709,900	-	3,119	-	713,019
Other long-term liabilities	-	18,965	-	1,762	(1,648)	19,079
Total HCI stockholders’ equity	297,765	192,628	28,023	84,613	(305,264)	297,765
Noncontrolling interests	2,824	-	5,849	-	-	8,673

Total liabilities and equity	$302,378	$1,108,690	$34,036	$151,627	$(326,358)	$1,270,373

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$222,325	$372	$36,618	$(6,947)	$252,368

Operating costs and expenses:
Costs of revenues	-	157,791	-	27,609	(6,422)	178,978
Selling, general and administrative	968	40,467	817	7,579	(525)	49,306
Research and development	-	5,355	-	-	-	5,355
Amortization of intangible assets	-	683	-	88	-	771

Total operating costs and expenses	968	204,296	817	35,276	(6,947)	234,410

Operating income (loss)	(968)	18,029	(445)	1,342	-	17,958
Other income (expense):
Interest expense	-	(15,248)	-	(412)	140	(15,520)
Interest income	102	479	-	215	(140)	656
Equity in earnings (losses) of subsidiaries	2,590	(262)	-	-	(2,328)	-

Income (loss) before income tax expense	1,724	2,998	(445)	1,145	(2,328)	3,094
Income tax expense	(2)	(204)	-	(1,359)	-	(1,565)

Net income (loss)	1,722	2,794	(445)	(214)	(2,328)	1,529
Net (income) loss attributable to noncontrolling interests	188	-	(142)	335	-	381

Net income (loss) attributable to HCI stockholders	$1,910	$2,794	$(587)	$121	$(2,328)	$1,910

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$223,235	$2,195	$38,759	$(8,362)	$255,827

Operating costs and expenses:
Costs of revenues	-	166,510	1,503	27,961	(7,632)	188,342
Selling, general and administrative	977	37,659	1,205	7,033	(730)	46,144
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	4,966	732	-	-	5,698
Amortization of intangible assets	-	1,105	281	118	-	1,504

Total operating costs and expenses	1,977	254,640	3,721	35,112	(8,362)	287,088

Operating income (loss)	(1,977)	(31,405)	(1,526)	3,647	-	(31,261)
Other income (expense):
Interest expense	-	(15,318)	-	(260)	24	(15,554)
Interest and other income (loss), net	66	(250)	-	70	(24)	(138)
Equity in earnings (losses) of subsidiaries	(45,970)	1,469	-	-	44,501	-

Income (loss) before income tax expense	(47,881)	(45,504)	(1,526)	3,457	44,501	(46,953)
Income tax expense	(1)	(206)	-	(272)	-	(479)

Net income (loss)	(47,882)	(45,710)	(1,526)	3,185	44,501	(47,432)
Net (income) loss attributable to noncontrolling interests	140	-	(609)	159	-	(310)

Net income (loss) attributable to HCI stockholders	$(47,742)	$(45,710)	$(2,135)	$3,344	$44,501	$(47,742)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$434,796	$1,360	$72,695	$(13,290)	$495,561

Operating costs and expenses:
Costs of revenues	-	313,119	306	54,556	(12,404)	355,577
Selling, general and administrative	1,738	81,553	2,189	15,037	(886)	99,631
Research and development	-	9,815	455	-	-	10,270
Amortization of intangible assets	-	1,217	168	176	-	1,561

Total operating costs and expenses	1,738	405,704	3,118	69,769	(13,290)	467,039

Operating income (loss)	(1,738)	29,092	(1,758)	2,926	-	28,522
Other income (expense):
Interest expense	-	(31,041)	-	(760)	171	(31,630)
Interest and other income (loss), net	158	120	870	270	(171)	1,247
Equity in losses of subsidiaries	(2,971)	(508)	-	-	3,479	-

Income (loss) before income tax expense	(4,551)	(2,337)	(888)	2,436	3,479	(1,861)
Income tax expense	(4)	(431)	(3)	(2,346)	-	(2,784)

Net income (loss)	(4,555)	(2,768)	(891)	90	3,479	(4,645)
Net (income) loss attributable to noncontrolling interests	325	-	(283)	373	-	415

Net income (loss) attributable to HCI stockholders	$(4,230)	$(2,768)	$(1,174)	$463	$3,479	$(4,230)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$-	$433,050	$4,027	$73,497	$(14,532)	$496,042

Operating costs and expenses:
Costs of revenues	-	325,893	2,168	54,084	(12,928)	369,217
Selling, general and administrative	2,190	74,438	2,558	12,803	(1,604)	90,385
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	9,622	1,427	-	-	11,049
Amortization of intangible assets	-	2,208	563	118	-	2,889

Total operating costs and expenses	3,190	456,561	6,716	67,005	(14,532)	518,940

Operating income (loss)	(3,190)	(23,511)	(2,689)	6,492	-	(22,898)
Other income (expense):
Interest expense	-	(28,971)	-	(441)	22	(29,390)
Interest and other income (loss), net	326	(103)	-	151	(22)	352
Equity in earnings (losses) of subsidiaries	(49,734)	2,401	-	-	47,333	-

Income (loss) before income tax (expense) benefit	(52,598)	(50,184)	(2,689)	6,202	47,333	(51,936)
Income tax (expense) benefit	(2)	(380)	-	558	-	176

Net income (loss)	(52,600)	(50,564)	(2,689)	6,760	47,333	(51,760)
Net (income) loss attributable to noncontrolling interests	162	-	(1,138)	298	-	(678)

Net income (loss) attributable to HCI stockholders	$(52,438)	$(50,564)	$(3,827)	$7,058	$47,333	$(52,438)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(4,555)	$(2,768)	$(891)	$90	$3,479	$(4,645)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	6,396	39,232	652	4,675	(3,479)	47,476

Net cash provided by (used in) operating activities	1,841	36,464	(239)	4,765	-	42,831

Cash flows from investing activities:
Change in restricted cash	52	(1)	-	93	-	144
Purchases of marketable securities	(33,416)	(32,615)	-	-	-	(66,031)
Proceeds from sales of marketable securities	14,166	38,615	-	-	-	52,781
Expenditures for property	-	(115,001)	(642)	(5,746)	-	(121,389)
Expenditures for capitalized software	-	(6,170)	-	-	-	(6,170)
Proceeds from sales of property	-	20	-	244	-	264

Net cash used in investing activities	(19,198)	(115,152)	(642)	(5,409)	-	(140,401)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	3,263	-	3,263
Repayments of revolver borrowings	-	-	-	(3,745)	-	(3,745)
Long-term debt borrowings	-	1,116	-	1,470	-	2,586
Repayment of long-term debt	-	(1,283)	-	(2,645)	-	(3,928)
Debt issuance costs	-	(1,734)	-	-	-	(1,734)

Net cash used in financing activities	-	(1,901)	-	(1,657)	-	(3,558)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	2,117	-	2,117

Net decrease in cash and cash equivalents	(17,357)	(80,589)	(881)	(184)	-	(99,011)
Cash and cash equivalents at beginning of period	74,787	173,991	1,091	11,169	-	261,038

Cash and cash equivalents at end of period	$57,430	$93,402	$210	$10,985	$-	$162,027

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(52,600)	$(50,564)	$(2,689)	$6,760	$47,333	$(51,760)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	33,690	102,917	2,731	(3,306)	(47,333)	88,699

Net cash provided by (used in) operating activities	(18,910)	52,353	42	3,454	-	36,939

Cash flows from investing activities:
Change in restricted cash	(1)	(1)	-	114	-	112
Expenditures for property	-	(43,933)	(1,142)	(8,226)	-	(53,301)
Expenditures for capitalized software	-	(7,762)	-	-	-	(7,762)
Proceeds from sales of property	-	18	6	69	-	93
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Other, net	(75)	-	-	-	-	(75)

Net cash used in investing activities	(76)	(51,678)	(1,136)	(7,215)	-	(60,105)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(78)	-	(78)
Long-term debt borrowings	-	137,338	-	3,769	-	141,107
Repayment of long-term debt	-	(4,294)	-	(1,211)	-	(5,505)
Debt issuance costs	-	(4,500)	-	-	-	(4,500)

Net cash provided by financing activities	-	128,544	-	2,480	-	131,024

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1,507)	-	(1,507)

Net increase (decrease) in cash and cash equivalents	(18,986)	129,219	(1,094)	(2,788)	-	106,351
Cash and cash equivalents at beginning of period	103,281	75,956	2,013	22,566	-	203,816

Cash and cash equivalents at end of period	$84,295	$205,175	$919	$19,778	$-	$310,167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives and Their Impact on Our Results of Operations

We generated a net income attributable to our stockholders of $1.9 million and a net loss attributable to our stockholders of $47.7 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss attributable to our stockholders of $4.2 million and $52.4 million for the six months ended June 30, 2010 and 2009, respectively. The changes in our net income were significantly impacted by the $45.4 million impairment losses recognized in 2009, primarily related to our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). In addition, our gross margin for the three and six months ended June 30, 2010 improved by $5.9 million and $13.2 million, respectively, compared to the same periods in 2009. The increase in our net income attributable to our stockholders for the three and six months ended June 30, 2010 was partially offset by the increase in our selling, general and administrative expenses as we increased our efforts in promoting our products and services.

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

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture our next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. In connection with the construction of Jupiter, HNS entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of June 30, 2010, our obligation for the construction and launch of Jupiter was approximately $274.8 million.

Key Business Metrics

Business Segments—We divide our operations into five distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites and currently represents construction activities of Jupiter. The Corporate and Other segment includes our wholly-owned subsidiary Rare Medium, LLC, certain minority interest investments held by us, and our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Service Type	Description
Broadband connectivity	• •

Provides basic transport, intranet connectivity services and internet service provider services

Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	• •

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

Market trends impacting our revenues— The following table presents our revenues by end market for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$193,190	$173,383	$19,807	11.4%
Hardware sales	59,178	82,444	(23,266)	(28.2)%

Total revenues	$252,368	$255,827	$(3,459)	(1.4)%

Revenues by end market:
North America Broadband segment:
Consumer	$117,578	$104,206	$13,372	12.8%
Enterprise	60,446	71,036	(10,590)	(14.9)%

Total North America Broadband segment	178,024	175,242	2,782	1.6%

International Broadband segment	47,853	50,520	(2,667)	(5.3)%

Telecom Systems segment:
Mobile Satellite Systems	20,628	19,369	1,259	6.5%
Telematics	200	7,659	(7,459)	(97.4)%
Terrestrial Microwave	4,628	2,316	2,312	99.8%

Total Telecom Systems segment	25,456	29,344	(3,888)	(13.2)%

Corporate and Other segment	1,035	721	314	43.6%

Total revenues	$252,368	$255,827	$(3,459)	(1.4)%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended June 30, 2010 and 2009:

	As of or For the Three Months Ended June 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.01%	2.27%	(0.26)%	(11.5)%
ARPU(2)	$73	$70	$3	4.3%
Average monthly gross subscriber additions(1)	15,800	16,600	(800)	(4.8)%
Subscribers(1)	545,500	473,100	72,400	15.3%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of the metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the three months ended June 30, 2010 increased by 12.8% to $117.6 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of June 30, 2010 and 2009, we achieved a total subscription base of 545,500 and 473,100, respectively, which included 32,100 and 22,500, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU, which is used to measure average monthly consumer subscription service revenues on a per subscriber basis, was $73 and $70 for the three months ended June 30, 2010 and 2009, respectively. ARPU is calculated by dividing the total service revenues from the Consumer group for the reporting period by the sum of the total number of subscribers in our Consumer group at the end of each month in the reporting period. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Revenue from our North American Enterprise group for the three months ended June 30, 2010 decreased by 14.9% to $60.4 million compared to the same period in 2009. The decrease was primarily due to delays in customer buying decisions impacting new hardware orders. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the three months ended June 30, 2010 decreased by 5.3% to $47.9 million compared to the same period in 2009, primarily due to delays in customer buying decisions impacting new hardware orders. The decrease was partially offset by $1.9 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended June 30, 2010 decreased by 13.2% to $25.5 million compared to the same period in 2009. The decrease was due to the reduction of $7.5 million in revenue from our Telematics group, which was partially offset by the increase in revenue from our Terrestrial Microwave group.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$381,130	$335,748	$45,382	13.5%
Hardware sales	114,431	160,294	(45,863)	(28.6)%

Total revenues	$495,561	$496,042	$(481)	(0.1)%

Revenues by end market:
North America Broadband segment:
Consumer	$230,932	$202,935	$27,997	13.8%
Enterprise	121,087	137,915	(16,828)	(12.2)%

Total North America Broadband segment	352,019	340,850	11,169	3.3%

International Broadband segment	91,309	95,404	(4,095)	(4.3)%

Telecom Systems segment:
Mobile Satellite Systems	40,033	37,835	2,198	5.8%
Telematics	501	14,728	(14,227)	(96.6)%
Terrestrial Microwave	9,614	6,043	3,571	59.1%

Total Telecom Systems segment	50,148	58,606	(8,458)	(14.4)%

Corporate and Other segment	2,085	1,182	903	76.4%

Total revenues	$495,561	$496,042	$(481)	(0.1)%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the six months ended June 30, 2010 and 2009:

	As of or For the Six Months Ended June 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.00%	2.28%	(0.28)%	(12.3)%
ARPU(2)	$73	$69	$4	5.8%
Average monthly gross subscriber additions(1)	17,500	17,100	400	2.3%
Subscribers(1)	545,500	473,100	72,400	15.3%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of the metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the six months ended June 30, 2010 increased by 13.8% to $230.9 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of June 30, 2010 and 2009, we achieved a total subscription base of 545,500 and 473,100, respectively, which included 32,100 and 22,500, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU was $73 and $69 for the six months ended June 30, 2010 and 2009, respectively.

Revenue from our North American Enterprise group for the six months ended June 30, 2010 decreased by 12.2% to $121.1 million compared to the same period in 2009. The decrease was primarily due to delays in customer buying decisions impacting new hardware orders. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the six months ended June 30, 2010 decreased by 4.3% to $91.3 million compared to the same period in 2009, primarily due to delays in customer buying decisions impacting new hardware orders. The decrease was partially offset by the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region, and $6.1 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the six months ended June 30, 2010 decreased by 14.4% to $50.1 million compared to the same period in 2009. The decrease was due to the reduction of $14.2 million in revenue from our Telematics group, which was partially offset by the increase in revenue from our Terrestrial Microwave group.

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

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Accounting Standards Codification 985-20 “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) certain sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the shorter of the initial contract period or the useful life of the hardware as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$193,190	$173,383	$19,807	11.4%
Hardware sales	59,178	82,444	(23,266)	(28.2)%

Total revenues	$252,368	$255,827	$(3,459)	(1.4)%

% of revenue to total revenues:
Services revenues	76.6%	67.8%
Hardware sales	23.4%	32.2%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $17.3 million to $111.5 million for the three months ended June 30, 2010 compared to $94.2 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $9.0 million and $3.3 million of services revenues for the three months ended June 30, 2010 and 2009, respectively.

Services revenue from our North America Enterprise group increased by $6.9 million to $47.2 million for the three months ended June 30, 2010 compared to $40.3 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental services revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $1.6 million to $32.1 million for the three months ended June 30, 2010 from $30.5 million for the same period in 2009, primarily due to an increase of $1.8 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

The increase in services revenue was partially offset by a decrease in revenue of $6.3 million from our Telecom Systems segment to $1.4 million for the three months ended June 30, 2010 compared to $7.7 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $21.5 million to $19.3 million for the three months ended June 30, 2010 compared to $40.8 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $4.0 million to $6.0 million for the three months ended June 30, 2010 compared to $10.0 million for the same period in 2009. The decrease was due to an increase in (i) the utilization of the consumer rebate program which reduced hardware revenues and (ii) customers utilizing the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered deferred purchase plan, which revenues were accounted for as hardware sales.

Hardware revenue from our North America Enterprise group also decreased by $17.5 million to $13.3 million for the three months ended June 30, 2010 compared to $30.8 million for the same period in 2009. The decrease was due to a lower volume of shipments as customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by $4.2 million to $15.8 million for the three months ended June 30, 2010 compared to $20.0 million for the same period in 2009. The decrease was primarily due to a decrease in shipment volume to our enterprise customers as delays in customer buying decisions impacted new hardware orders.

Hardware sales from our Telecom Systems segment increased by $2.5 million to $24.1 million for the three months ended June 30, 2010 compared to $21.6 million for the same period in 2009, primarily due to the increase in hardware revenue from the Terrestrial Microwave group.

Cost of Revenues

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$123,396	$111,059	$12,337	11.1%
Cost of hardware products sold	55,582	77,283	(21,701)	(28.1)%

Total cost of revenues	$178,978	$188,342	$(9,364)	(5.0)%

Cost of Services

Cost of services increased in conjunction with the increase in services revenue, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.6 million for the three months ended June 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $3.3 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase in cost of services was partially offset by a decrease of $5.2 million from the Telecom Systems segment to $1.0 million for the three months ended June 30, 2010 compared to $6.2 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $17.5 million to $29.0 million for the three months ended June 30, 2010 compared to $46.5 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $6.7 million to $12.3 million for the three months ended June 30, 2010 compared to $19.0 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware cost, and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our International Broadband segment decreased by $4.6 million to $9.3 million for the three months ended June 30, 2010 compared to $13.9 million for the same period in 2009, primarily due to a decrease in hardware sales.

Cost of hardware products sold from our Telecom Systems segment remained flat at $17.3 million for the three months ended June 30, 2010 compared to $16.9 million for the same period in 2009.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$49,306	$46,144	$3,162	6.9%
% of revenue	19.5%	18.0%

SG&A expense increased mainly due to higher marketing costs of $2.7 million, primarily in our North America operations, as we increased targeted spending for our consumer business. From time to time, we modify our marketing strategy to attract new customers, which may impact our SG&A expense.

Loss on Impairments

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Loss on impairments	$-	$45,400	$(45,400)	(100.0)%
% of revenue	0.0%	17.7%

There was no impairment loss recognized in 2010. In 2009, we recognized $45.4 million of impairment losses, primarily related to the Deposit paid to Sea Launch.

Research and Development

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$5,355	$5,698	$(343)	(6.0)%
% of revenue	2.1%	2.2%

R&D decreased due to a reduction in development activities of $1.8 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $0.9 million and $0.3 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$771	$1,504	$(733)	(48.7)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of fully depreciated intangible assets in 2009.

Operating Income (loss)

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income (loss)	$17,958	$(31,261)	$49,219	157.4%
% of revenue	7.1%	(12.2)%

For the three months ended June 30, 2010, we generated $18.0 million of operating income compared to an operating loss of $31.3 million for the same period in 2009. The change in operating income (loss) was significantly impacted by the recognition of $45.4 million in impairment losses, which was primarily related to the Deposit paid to Sea Launch, in 2009. In addition, our gross margin was higher by $5.9 million for the three months ended June 30, 2010 compared to the same period in 2009. The increase in our operating income for the three months ended June 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$15,520	$15,554	$(34)	(0.2)%

Interest expense primarily relates to interest on the $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and the $115 million term loan maturing on April 15, 2014 (the “Term Loan Facility”) less capitalized interest associated with the construction of our satellite. Interest expense for the three months ended June 30, 2010 remained flat compared to the same period in 2009. For the three months ended June 30, 2010, interest expense related to the 2009 Senior Notes was higher by $2.4 million compared to the same period in 2009, mainly due to the recognition of a full quarter of interest expense in 2010 versus a partial quarter of interest expense in 2009 as the 2009 Senior Notes were issued in May 2009. The increase in interest expense was offset by $2.7 million of capitalized interest associated with the construction of Jupiter for the three months ended June 30, 2010. There was no capitalized interest for the three months ended June 30, 2009.

Interest and Other Income (Loss), Net

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$656	$207	$449	216.9%
Other loss, net	-	(345)	345	100.0%

Total interest and other income (loss), net	$656	$(138)	$794	575.4%

The increase in interest and other income (loss), net was primarily due to interest earned on certain notes and extinguishment of certain lease financings.

Income Tax Expense

	Three Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$1,565	$479	$1,086	226.7%

Changes in income tax expense are generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. Our income tax expense for the three months ended June 30, 2009 was partially offset by the income tax benefit of $0.9 million generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$381,130	$335,748	$45,382	13.5%
Hardware sales	114,431	160,294	(45,863)	(28.6)%

Total revenues	$495,561	$496,042	$(481)	(0.1)%

% of revenue to total revenues:
Services revenues	76.9%	67.7%
Hardware sales	23.1%	32.3%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $36.1 million to $217.5 million for the six months ended June 30, 2010 compared to $181.4 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $16.1 million and $5.1 million of services revenues for the six months ended June 30, 2010 and 2009, respectively.

In addition, revenue from our North America Enterprise group increased by $13.3 million to $94.8 million for the six months ended June 30, 2010 compared to $81.5 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $7.4 million to $64.0 million for the six months ended June 30, 2010 from $56.6 million for the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase was $5.5 million as a result of the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $12.4 million to $2.7 million for the six months ended June 30, 2010 compared to $15.1 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $38.3 million to $39.7 million for the six months ended June 30, 2010 compared to $78.0 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $8.1 million to $13.4 million for the six months ended June 30, 2010 compared to $21.5 million for the same period in 2009. The decrease was due to an increase in (i) the utilization of the consumer rebate program which reduced hardware revenues and (ii) customers utilizing the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered deferred purchase plan, which revenues were accounted for as hardware sales.

Hardware revenue from our North America Enterprise group also decreased by $30.2 million to $26.3 million for the six months ended June 30, 2010 compared to $56.5 million for the same period in 2009. The decrease was due to a lower volume of shipments as customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by $11.5 million to $27.3 million for the six months ended June 30, 2010 compared to $38.8 million for the same period in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our enterprise customers as delays in customer buying decisions impacting new hardware orders. These decreases were slightly offset by a $0.6 million favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware sales from our Telecom Systems segment increased by $3.9 million to $47.4 million for the six months ended June 30, 2010 compared to $43.5 million for the same period in 2009, mainly due to the increase in hardware revenue from the Terrestrial Microwave group.

Cost of Revenues

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$239,109	$217,729	$21,380	9.8%
Cost of hardware products sold	116,468	151,488	(35,020)	(23.1)%

Total cost of revenues	$355,577	$369,217	$(13,640)	(3.7)%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $23.5 million for the six months ended June 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $8.1 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase was partially offset by a decrease of $9.4 million in cost of services from the Telecom Systems segment to $2.0 million for the six months ended June 30, 2010 compared to $11.4 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $28.0 million to $64.1 million for the six months ended June 30, 2010 compared to $92.1 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $9.6 million to $29.5 million for the six months ended June 30, 2010 compared to $39.1 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware cost and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our International Broadband segment decreased by $9.2 million to $17.5 million for the six months ended June 30, 2010 compared to $26.7 million for the same period in 2009, primarily due to a decrease in hardware sales.

The decrease in cost of hardware products sold was partially offset by the increase of $2.2 million in costs from our Telecom Systems segment resulting from the corresponding increase in hardware cost from the Terrestrial Microwave group.

Selling, General and Administrative Expense

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$99,631	$90,385	$9,246	10.2%
% of revenue	20.1%	18.2%

SG&A expense increased mainly due to higher: (i) marketing costs of $6.5 million, primarily in our North America operations as we increased targeted spending for our consumer business and (ii) administrative costs of $2.8 million, primarily related to our North American operations and international subsidiaries for the six months ended June 30, 2010 compared to the same period in 2009. From time to time, we modify our marketing strategy to attract new customers, which may impact our SG&A expense.

Loss on Impairments

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Loss on impairments	$-	$45,400	$(45,400)	(100.0)%
% of revenue	0.0%	9.2%

There was no impairment loss recognized in 2010. In 2009, we recognized $45.4 million of impairment losses, primarily related to the Deposit paid to Sea Launch.

Research and Development

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$10,270	$11,049	$(779)	(7.1)%
% of revenue	2.1%	2.2%

R&D decreased due to a reduction in development activities of $3.4 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $1.7 million and $0.6 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$1,561	$2,889	$(1,328)	(46.0)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of fully depreciated intangible assets in 2009.

Operating Income (loss)

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income (loss)	$28,522	$(22,898)	$51,420	224.6%
% of revenue	5.8%	(4.6)%

For the six months ended June 30, 2010, we generated $28.5 million of operating income compared to an operating loss of $22.9 million for the same period in 2009. The change in operating income (loss) was significantly impacted by the recognition of $45.4 million in impairment losses, which was primarily related to the Deposit paid to Sea Launch, in 2009. In addition, our gross margin was higher by $13.2 million for the six months ended June 30, 2010 compared to the same period in 2009. The increase in our operating income for the six months ended June 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$31,630	$29,390	$2,240	7.6%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellite. The increase in interest expense was primarily due to higher interest expense recognized on the 2009 Senior Notes for the six months in 2010 compared to two months in 2009 as the 2009 Senior Notes were issued in May 2009. The increase was partially offset by $4.7 million of capitalized interest associated with the construction of Jupiter for the six months ended June 30, 2010. There was no capitalized interest for the six months ended June 30, 2009.

Interest and Other Income (Loss), Net

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$1,247	$527	$720	136.6%
Other loss, net	-	(345)	345	100.0%

Total interest and other income (loss), net	$1,247	$182	$1,065	585.2%

The increase in interest and other income (loss), net was primarily due to interest earned on certain notes and the extinguishment of certain lease financings.

Income Tax (Expense) Benefit

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax (expense) benefit	$(2,784)	$176	$(2,960)	(1,681.8)%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. Our income tax (expense) benefit was partially offset by $0.2 million for the six months ended June 30, 2010 compared to an offset of $2.1 million for the same period in 2009 of income tax benefit generated by our Indian subsidiary as a result of it being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Six Months Ended June 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$42,831	$36,939	$5,892	16.0%
Investing activities	$(140,401)	$(60,105)	$80,296	133.6%
Financing activities	$(3,558)	$131,024	$(134,582)	(102.7)%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2010 was primarily due to the increase in our net income of $62.9 million, prior to noncash depreciation and amortization expense compared to the same period in 2009. The increase was partially offset by $45.4 million impairment losses recognized in 2009 and by $12.1 million of changes in our operating assets and liabilities. The decrease related to our operating assets and liabilities was primarily due to our efforts in managing our cash collection on receivables balance, as evidenced by the improvement in the “days sales outstanding” metric to 56 days as of June 30, 2010 from 65 days as of June 30 2009, and timing for settlement of obligation to vendors.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures of $66.5 million, primarily related to the construction of our Jupiter satellite and a net increase in marketable securities of $13.3 million.

Capital expenditures for the six months ended June 30, 2010 and 2009 are shown as follows (in thousands):

	Six Months Ended June 30,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$65,597	$-	$65,597
Capital expenditures—VSAT	48,440	47,852	588
Capital expenditures—other	5,931	4,112	1,819
Capitalized software	6,170	7,762	(1,592)
SPACEWAY program	1,411	1,260	151
VSAT operating lease hardware	10	77	(67)

Total capital expenditures	$127,559	$61,063	$66,496

Net Cash Flows from Financing Activities

For the six months ended June 30, 2010, the net cash used in our financing activities mainly related to the repayment of our long-term and short-term debt and debt issuance costs associated with the refinancing of our revolving credit facility. For the six months ended June 30, 2009, our net cash provided by financing activities was mainly related to the private debt offering of the 2009 Senior Notes in May 2009.

Future Liquidity Requirements

As of June 30, 2010, our Cash and cash equivalents and Marketable securities were $222.4 million and our total debt was $719.8 million. We are leveraged as a result of our indebtedness.

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of June 30, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $5.3 million and $44.7 million, respectively. As of June 30, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and Standard & Poor’s (“S&P”), respectively.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of June 30, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and S&P, respectively. As of June 30, 2010, HNS had recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The remaining net interest payments on the Term Loan Facility are estimated to be approximately $4.4 million for the six months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. As of June 30, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2010, we had recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes. As of June 30, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of our net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of June 30, 2010 and December 31, 2009, HNS’ consolidated net assets were $192.6 million and $200.0 million, respectively. Management believes that the Company was in compliance with all of its debt covenants as of June 30, 2010.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of June 30, 2010, the aggregate balance outstanding under these loans was $3.2 million. Our subsidiaries may be restricted from paying dividends to HNS under the terms of these loans.

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

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of June 30, 2010 are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, HNS entered into an agreement with SS/L for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, HNS entered into a contract with Barrett, whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of June 30, 2010, our obligation for the construction and launch of Jupiter was approximately $274.8 million.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we expect to meet our short-term cash requirements through the use of cash on hand and cash from operations that we expect to generate. We expect to meet our long-term cash requirements through a combination of (i) cash on hand and cash from operations that we expects to generate and (ii) a possible refinancing of HNS’ senior notes and/or term loan that mature in 2014. We believe that our current resources are sufficient to meet our short-term cash requirements. We do not currently anticipate accessing the $50 million Revolving Credit Facility. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which is subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for items listed below:

•

On March 16, 2010, HNS entered into an amended and restated credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). See the Future Liquidity Requirements section for a discussion of the Revolving Credit Facility.

•

In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana.

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

As of June 30, 2010, we had $24.1 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $5.3 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $16.1 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts shown below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as projections by us of future events or losses.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of June 30, 2010, we had an estimated $13.6 million of foreign currency denominated receivables and payables outstanding, and $5.3 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of June 30, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.2 million as of June 30, 2010.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $4.4 million for the six months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch were stayed under the bankruptcy laws. On May 27, 2010, HNS entered into a settlement agreement with Sea Launch to resolve the claim that HNS filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to HNS two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of HNS’ bankruptcy claim. The Credits may be used by HNS to defray the cost of up to two launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court’s order approving Sea Launch’s plan of reorganization. The Settlement Agreement will become effective upon the effectiveness of the plan of reorganization, which is expected to occur later in 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1**	Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010.

31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Filed herewith and portions of the agreement have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ PRADMAN P. KAUL

	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ GRANT A. BARBER

	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)