Form 10-Q
period 2010-09-30
Hughes Communications, Inc.
filed 2010-11-04
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of October 29, 2010 was 21,827,531.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$165,193	$261,038
Marketable securities	57,300	47,188
Receivables, net	163,832	163,816
Inventories	56,937	60,244
Prepaid expenses and other	26,039	22,476

Total current assets	469,301	554,762
Property, net	728,791	602,403
Capitalized software costs, net	47,727	49,776
Intangible assets, net	12,198	14,524
Goodwill	5,093	5,093
Other assets	68,730	75,836

Total assets	$1,331,840	$1,302,394

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,432	$119,461
Short-term debt	6,137	6,750
Accrued liabilities and other	143,741	131,774

Total current liabilities	283,310	257,985
Long-term debt	713,178	714,957
Other long-term liabilities	21,126	16,356

Total liabilities	1,017,614	989,298

Commitments and contingencies

Equity:
Hughes Communications, Inc. (“HCI”) stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,827,731 shares and 21,633,539 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	22	22
Additional paid in capital	733,287	730,809
Accumulated deficit	(404,636)	(410,543)
Accumulated other comprehensive loss	(23,126)	(16,247)

Total HCI stockholders’ equity	305,547	304,041

Noncontrolling interests	8,679	9,055

Total equity	314,226	313,096

Total liabilities and equity	$1,331,840	$1,302,394

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Services revenues	$202,276	$176,253	$583,406	$512,001
Hardware sales	64,006	75,164	178,437	235,458

Total revenues	266,282	251,417	761,843	747,459

Operating costs and expenses:
Cost of services	126,420	108,768	365,529	326,497
Cost of hardware products sold	58,356	73,646	174,824	225,134
Selling, general and administrative	50,369	46,457	150,000	136,842
Loss on impairments	-	-	-	45,400
Research and development	4,776	5,453	15,046	16,502
Amortization of intangible assets	765	1,472	2,326	4,361

Total operating costs and expenses	240,686	235,796	707,725	754,736

Operating income (loss)	25,596	15,621	54,118	(7,277)
Other income (expense):
Interest expense	(14,499)	(17,735)	(46,129)	(47,125)
Interest income	423	501	1,670	1,028
Other income (loss), net	-	50	-	(295)

Income (loss) before income tax expense and equity in earnings of unconsolidated affiliates	11,520	(1,563)	9,659	(53,669)
Income tax expense	(1,552)	(966)	(4,336)	(790)
Equity in earnings of unconsolidated affiliates	-	-	-	170

Net income (loss)	9,968	(2,529)	5,323	(54,289)
Net (income) loss attributable to the noncontrolling interests	169	(93)	584	(771)

Net income (loss) attributable to HCI stockholders	$10,137	$(2,622)	$5,907	$(55,060)

Income (loss) per share:
Basic	$0.47	$(0.12)	$0.27	$(2.58)
Diluted	$0.45	$(0.12)	$0.26	$(2.58)
Shares used in computation of per share data:
Basic	21,690,517	21,379,611	21,557,891	21,368,101
Diluted	22,715,039	21,379,611	22,612,651	21,368,101

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

	HCI Shareholders’ Equity
	Common Stock ($.001 par value)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2009	$22	$724,558	$(357,850)	$(28,583)	$5,711	$343,858
Consolidation of Hughes Systique Corporation					3,372	3,372
Share-based compensation		5,473				5,473
Retirement of restricted stock		(708)				(708)
Purchase of subsidiary shares from noncontrolling interests		(396)		(19)	(430)	(845)
Comprehensive income (loss):
Net income (loss)			(55,060)		771	(54,289)
Foreign currency translation adjustments				6,645	(764)	5,881
Unrealized gain on hedging instruments				2,639	-	2,639
Reclassification of realized loss on hedging instruments				3,275	-	3,275
Unrealized loss on available-for-sale securities				(2,991)	-	(2,991)

Balance at September 30, 2009	$22	$728,927	$(412,910)	$(19,034)	$8,660	$305,665

Balance at January 1, 2010	$22	$730,809	$(410,543)	$(16,247)	$9,055	$313,096
Share-based compensation		5,679				5,679
Retirement of restricted stock and bonus units		(3,201)				(3,201)
Comprehensive income (loss):
Net income (loss)			5,907		(584)	5,323
Foreign currency translation adjustments				412	208	620
Unrealized loss on hedging instruments				(8,796)	-	(8,796)
Reclassification of realized loss on hedging instruments				4,173	-	4,173
Unrealized loss on available-for-sale securities				(2,668)	-	(2,668)

Balance at September 30, 2010	$22	$733,287	$(404,636)	$(23,126)	$8,679	$314,226

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,323	$(54,289)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	95,612	73,209
Amortization of debt issuance costs	2,048	1,452
Share-based compensation expense	5,679	5,473
Equity in earnings from unconsolidated affiliates	-	(170)
Loss on impairments	-	45,400
Other	129	581
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	504	37,720
Inventories	3,172	(745)
Prepaid expenses and other	812	(2,026)
Accounts payable	13,910	22,534
Accrued liabilities and other	(15,430)	(18,567)

Net cash provided by operating activities	111,759	110,572

Cash flows from investing activities:
Change in restricted cash	96	31
Purchases of marketable securities	(85,031)	(37,117)
Proceeds from sales of marketable securities	74,781	-
Expenditures for property	(183,734)	(93,994)
Expenditures for capitalized software	(9,935)	(10,315)
Proceeds from sale of property	404	339
Cash acquired, consolidation of Hughes Systique Corporation	-	828
Long-term loan receivable	-	(10,000)
Other, net	-	(830)

Net cash used in investing activities	(203,419)	(151,058)

Cash flows from financing activities:
Short-term revolver borrowings	3,770	-
Repayments of revolver borrowings	(4,881)	-
Net decrease in notes and loans payable	-	(1,315)
Long-term debt borrowings	3,387	142,318
Repayment of long-term debt	(4,870)	(6,834)
Debt issuance costs	(1,734)	(4,612)

Net cash provided by (used in) financing activities	(4,328)	129,557

Effect of exchange rate changes on cash and cash equivalents	143	(3,617)

Net increase (decrease) in cash and cash equivalents	(95,845)	85,454
Cash and cash equivalents at beginning of the period	261,038	203,816

Cash and cash equivalents at end of the period	$165,193	$289,270

Supplemental cash flow information:
Cash paid for interest	$36,158	$29,200
Cash paid for income taxes	$5,919	$3,700
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$50,787
Investment in Hughes Telematics, Inc.		$13,000
Consolidation of Hughes Systique Corporation		$5,328

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

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites (“HTS”) and currently represents construction activities of our new satellite named Jupiter. As a result of the newly established HTS Satellite segment in 2010, construction activities of Jupiter in 2009, which was included in the North America Broad band segment, have been reclassified to the HTS Satellite segment to conform to the current period presentation. The Corporate and Other segment includes our wholly-owned subsidiary Rare Medium, LLC, certain minority interest investments held by us, and our corporate offices and assets not specifically related to another business segment.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2010 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of our new segment in 2010, the HTS Satellite segment, certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

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

In February 2008, the Company and Nextwave Broadband Inc. (“Nextwave”), a former significant shareholder of Hughes Systique, agreed to make available to Hughes Systique a term loan facility (the “Loan”) of up to $3.0 million. Under the Loan, each loan request was to be at least $1.0 million, and the Loan was to be funded equally by the Company and Nextwave. The Loan has a fixed interest rate of 6%, and it is convertible into common shares of Hughes Systique upon non-payment or an event of default. Hughes Systique has the option to pay the interest annually or to convert the interest to principal as a “payment in kind.” In February 2008, the Company and Nextwave each funded $0.5 million as part of a $1.0 million loan drawdown by Hughes Systique under the Loan. In March 2009, Hughes Systique requested and the Company funded the remaining $1.0 million of its original $1.5 million loan commitment. As a result, the Company is not obligated to provide any further funding to Hughes Systique under the Loan.

On March 11, 2009, Hughes Systique entered into a termination and settlement agreement with Nextwave (the “Termination Agreement”). The Termination Agreement provided for the following: (i) Hughes Systique relieved Nextwave of its obligation to fund its remaining commitment under the Loan; (ii) Nextwave waived Hughes Systique’s obligation to repay amounts previously funded, together with accrued interest; and (iii) Hughes Systique waived Nextwave’s obligations for the purchase of services under existing agreements between Nextwave and Hughes Systique and Nextwave’s obligation to repay outstanding accounts receivable of approximately $0.8 million. Additionally, Nextwave’s ownership in HSC Preferred Stock, which represented approximately 31.79% of Hughes Systique’s equity, was converted to a reduced level of ownership, representing a 5% interest in Hughes Systique’s common stock. The effect of these transactions has increased, on an undiluted basis, our ownership in Hughes Systique to approximately 45.23% and the ownership of our CEO and President and his brother in Hughes Systique to approximately 25.61%. Pursuant to ASC 810, these transactions caused a reconsideration event on March 11, 2009, resulting in the Company becoming the “primary beneficiary” of Hughes Systique, a VIE. As a result, the Company is required to consolidate Hughes Systique’s assets and liabilities and results of operations for periods beginning on or after March 12, 2009 (the “Consolidation Date”). In accordance with ASC 805 “Business Combinations,” the basis of Hughes Systique’s assets and liabilities were adjusted to their fair values. The excess of the fair value of the net assets consolidated from Hughes Systique over their carrying value has been reflected as goodwill in accordance with ASC 805. We believe that the goodwill resulting from the consolidation of Hughes Systique corresponds to the expected future prospects of Hughes Systique. The total amount of goodwill is not expected to be deductible for tax purposes.

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

Hughes Systique’s revenue, after eliminating inter-company transactions, was $1.4 million for the three months ended September 30, 2010 compared to $0.8 million for the same period in 2009 and $3.1 million for the nine months ended September 30, 2010 compared to $1.7 million for the same period in 2009 (since the acquisition date). Pro forma financial statements are not presented for Hughes Systique at the acquisition date as its results of operations were not material to our condensed consolidated financial statements.

Note 3:    Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Gain	Estimated Fair Value
September 30, 2010:
Municipal commercial paper	$4,000	$-	$4,000
U.S. government bonds and treasury bills	38,296	6	38,302
Other debt securities	14,998	-	14,998

Total available-for-sale securities	$57,294	$6	$57,300

December 31, 2009:
U.S. government bonds and treasury bills	$22,155	$6	$22,161
Other debt securities	25,019	8	25,027

Total available-for-sale securities	$47,174	$14	$47,188

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our investments in municipal commercial papers have A-1 and P-1 ratings from S&P and Moody’s, respectively, and our investments in U.S. government bonds and treasury bills have AAA/Aaa and Aaa/AAa ratings from Standard & Poor’s (“S&P”) and Moody’s, respectively. The investments in Other debt securities have A-1/A-1+ and P-1 ratings from S&P and Moody’s, respectively. In addition to these investments, we hold marketable equity securities as a long-term investment in Other assets (see Note 8—Other Assets for further discussion).

Note 4:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade receivables	$150,349	$154,863
Contracts in process	20,234	16,952
Other receivables	4,208	4,101

Total receivables	174,791	175,916
Allowance for doubtful accounts	(10,959)	(12,100)

Total receivables, net	$163,832	$163,816

Trade receivables included $7.7 million and $8.7 million of amounts due from related parties as of September 30, 2010 and December 31, 2009, respectively. Advances and progress billings offset against contracts in process amounted to $3.0 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

Note 5:    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Production materials and supplies	$7,293	$7,896
Work in process	16,507	15,615
Finished goods	33,137	36,733

Total inventories	$56,937	$60,244

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	September 30, 2010	December 31, 2009
Land and improvements		10	$5,892	$5,885
Buildings and leasehold improvements		2 - 30	34,474	32,996
Satellite related assets		15	380,394	380,394
Machinery and equipment		1 - 7	323,630	251,648
VSAT operating lease hardware		2 - 5	17,220	18,945
Furniture and fixtures		5 - 7	1,659	1,571
Construction in progress	- Jupiter		196,655	66,555
	- Other		14,603	12,888

Total property			974,527	770,882
Accumulated depreciation			(245,736)	(168,479)

Total property, net			$728,791	$602,403

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

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture Jupiter, our next-generation and geostationary high throughput satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The construction of Jupiter began in July 2009 and we began to capitalize all direct costs associated with the construction and the launch of the satellite, including interest incurred during the construction of the satellite. Jupiter is scheduled to be launch in the first half of 2012.

We capitalized interest of $3.9 million and $8.6 million for the three and nine months ended September 30, 2010, respectively, and $0.4 million for each of the three and nine months ended September 30, 2009, related to the construction of Jupiter.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2010:
Customer relationships	7 - 8	$10,406	$(5,170)	$5,236
Patented technology and trademarks	8 - 10	15,275	(8,610)	6,665
Favorable leases	3	629	(332)	297

Total intangible assets, net		$26,310	$(14,112)	$12,198

December 31, 2009:
Backlog and customer relationships	2 - 8	$22,312	$(16,133)	$6,179
Patented technology and trademarks	2 - 10	15,745	(7,854)	7,891
Favorable leases	3	629	(175)	454

Total intangible assets, net		$38,686	$(24,162)	$14,524

We amortize the recorded values of our intangible assets over their estimated useful lives. As of September 30, 2010, our intangible assets excluded, in the aggregate, $12.4 million of fully amortized intangible assets. For the three months ended September 30, 2010 and 2009, we recorded $0.8 million and $1.5 million, respectively, of amortization expense. For the nine months ended September 30, 2010 and 2009, we recorded $2.3 million and $4.4 million, respectively, of amortization expense. Estimated future amortization expense as of September 30, 2010 is as follows (in thousands):

Amount
Remaining three months ending December 31, 2010	$757
Year ending December 31,
2011	3,028
2012	2,854
2013	2,818
2014	1,326
2015	1,325
Thereafter	90

Total estimated future amortization expense	$12,198

Note 8:    Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Subscriber acquisition costs	$26,328	$29,884
Debt issuance costs	12,514	12,899
Other	29,888	33,053

Total other assets	$68,730	$75,836

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2010, “Other” included our cost method and equity method investments, which includes our investment in HTI. On March 12, 2009, we exchanged $13.0 million of receivables that HTI owed to us for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and our HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively. The Escrowed shares are subject to certain restrictions and/or earn-out provisions pursuant to the Merger agreement.

As of September 30, 2010, the Non-escrowed shares had a fair value of $1.6 million. We recorded an unrealized loss of $2.0 million and $2.7 million for the three and nine months ended September 30, 2010, respectively, and of $5.1 million since the inception of our investment in the Non-escrowed shares in “Accumulated other comprehensive loss” (“AOCL”).

The Escrowed shares are held by HTI in escrow, and the release of these shares is subject to various earn-out provisions based on HTI attaining specified stock prices of $20.00, $24.50 and $30.50 over specified periods within 5 years after the Merger. If the full earn-out is achieved, our investment could represent approximately 3.8% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. We account for the Escrowed shares using the cost method in accordance with ASC 325 “Investments—Other,” as the Escrowed shares are not considered marketable equity securities as of September 30, 2010. As of September 30, 2010, the carrying value and estimated fair value of the HTI Escrowed shares was $1.1 million and a minimal amount, respectively.

Note 9:    Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at September 30, 2010	September 30, 2010	December 31, 2009
VSAT hardware financing	8.00% - 15.00%	$3,165	$3,158
Revolving bank borrowings	8.75%	438	1,547
Capital lease and other	5.50% - 39.60%	2,534	2,045

Total short-term and the current portion of long-term debt		$6,137	$6,750

As of September 30, 2010, HNS had outstanding revolving bank borrowings of $0.4 million, which had a variable interest rate of 8.75%. The borrowing was obtained by HNS’ Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $5.7 million as of September 30, 2010.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at September 30, 2010	September 30, 2010	December 31, 2009
Senior Notes(1)	9.50%	$589,573	$587,874
Term Loan Facility	7.62%	115,000	115,000
VSAT hardware financing	8.00% - 15.00%	3,841	5,861
Capital lease and other	5.50% - 39.60%	4,764	6,222

Total long-term debt		$713,178	$714,957

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the nine months ended September 30, 2010 and 2009, there was no borrowing under the Revolving Credit Facility. As of September 30, 2010, the Revolving Credit Facility had total outstanding letters of credit of $4.9 million and an available borrowing capacity of $45.1 million.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of September 30, 2010 and December 31, 2009, HNS recorded $6.5 million and $3.0 million, respectively, of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of September 30, 2010 and December 31, 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2010 and December 31, 2009, we recorded $19.6 million and $8.9 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of September 30, 2010 and December 31, 2009, HNS’ net assets were $201.9 million and $200.0 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of September 30, 2010.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of September 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 10:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” Accordingly, in connection with the fair market valuation of the interest rate swap, we recorded a net unrealized loss of $2.0 million and $4.6 million for the three and nine months ended September 30, 2010, respectively, in AOCL. For the three and nine months ended September 30, 2009, we recognized $1.4 million of net unrealized loss and $5.9 million of net unrealized gain, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. For the three months ended September 30, 2010 and 2009, we recorded $2.3 million of interest expense on the Term Loan Facility. For the nine months ended September 30, 2010 and 2009, we recorded $6.7 million and $6.8 million, respectively, of interest expense on the Term Loan Facility.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs, other than quoted prices, that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on the assumptions market participants would use in pricing the asset or liability based on the best available information.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of September 30, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values because of their short-term maturities.

Our investment in the HTI Shares was measured using Level 1 and Level 2 inputs for the Non-escrowed shares and Escrowed shares, respectively. The fair value of the Non-escrowed shares, as shown in the table below, was determined based on the quoted market prices. For the three and nine months ended September 30, 2010, we recognized an unrealized loss of $2.0 million and $2.7 million, respectively, in AOCL related to the Non-escrowed shares. The fair value of the Escrowed shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model. The valuation of the Escrowed shares reflects the Company’s best estimate of what market participants would use in pricing the investment based on the best available information. For the nine months ended September 30, 2010, the estimated fair value of the Escrowed shares declined by $1.1 million from its carrying value of $1.1 million at December 31, 2009 to minimal amount as of September 30, 2010. Based on our valuation analysis in accordance with ASC 320-10-35 “Investments—Debt and Equity Securities—Subsequent Measurement,” we determined that the decline in the estimated fair value of the Escrowed shares during the current quarter is not an “other than temporary” impairment.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			September 30, 2010
	Level	Included In	Carrying Value		Fair Value
Marketable securities	1	Marketable securities	$57,300		$57,300
HTI Non-escrowed Shares	1	Other assets	$1,560		$1,560
HTI Escrowed Shares	2	Other assets	$1,121		$34
2006 Senior Notes	1	Long-term debt	$450,000		$468,000
2009 Senior Notes	1	Long-term debt	$139,573	(1)	$155,250
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$15,145		$15,145

(1)	Amount represents the face value of $150.0 million, net of the remaining original issue discount of $10.4 million.

Note 12:    Income Taxes

For the three and nine months ended September 30, 2010, we recorded a net income tax expense of $1.6 million and $4.3 million, respectively. For the three and nine months ended September 30, 2009, we recorded a net income tax expense of $1.0 million and $0.8 million, respectively. The net income tax expense was partially offset by an income tax benefit attributable to our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. Because of our U.S. federal net operating loss (“NOL”) carryforward position and full valuation allowance against our net deferred tax assets, our income tax expense represents taxes associated with our foreign

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries and state taxes. As of September 30, 2010, we have not met the “more-likely-than-not” criteria of ASC 740 “Income Taxes” on deferred tax assets in certain jurisdictions, thus we maintained a full valuation allowance on these deferred tax assets. As of September 30, 2010, we estimated that our remaining NOL carry-forwards were approximately $328.8 million, expiring between the years 2012 and 2030, if unused, and our capital loss carry-forwards were approximately $13.7 million, expiring between 2010 and 2014, if unused.

Certain of our subsidiaries are expected to utilize a portion of their net operating loss carry-forwards during 2010. Several of these subsidiaries have not met the more-likely–than-not criteria and therefore maintain a full valuation allowance on their deferred tax assets as of September 30, 2010. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

Under the terms of the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended, among the Company, LightSquared, Inc. (formerly SkyTerra Communications, Inc.), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), whereby LightSquared acquired 50% of HNS’ voting, or Class A membership interests, DIRECTV has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

As a result of the tax sharing agreement between LightSquared and the Company, we are currently entitled to an estimated $1.1 million reimbursement from LightSquared at the time LightSquared realizes the benefit of the alternative minimum tax credit related to its 2006 Federal income tax return. Recent tax legislation contains provisions enabling the acceleration of the alternative minimum tax credit refund claim. LightSquared has filed the refund claimed with the Internal Revenue Service. Once received, LightSquared will reimburse the Company. This reimbursement has been reflected on our books as a long-term receivable from LightSquared.

In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $11.1 million as of December 31, 2009 and an additional unrecognized tax benefits of $0.1 million through September 30, 2010. If recognized, the total unrecognized tax benefits would impact our effective tax rate. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

Note 13:    Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million for each of the three months ended September 30, 2010 and 2009 and $2.1 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had $1.4 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over the remaining weighted average life of 1.20 years.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	162,360	$27.37
Forfeited	(2,625)	$46.50
Vested	(80,409)	$33.50

Non-vested at September 30, 2010	79,326	$20.53

Restricted Stock Units
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	8,675	$28.73
Vested	(1,500)	$46.64

Non-vested at September 30, 2010	7,175	$24.99

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The key assumptions for the option awards for the nine months ended September 30, 2010 are as follows:

Nine Months Ended September 30, 2010
Volatility range	45.33% — 45.90%
Weighted-average volatility	45.74%
Expected term	5 years
Risk-free interest rate range	1.41% — 2.59%
Weighted-average risk-free interest rate	2.29%

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Granted	7,000	$26.99
Forfeited or expired	(13,850)	$15.54

Outstanding at September 30, 2010	641,200	$16.90	8.63	$6,837

Vested and expected to vest at September 30, 2010	577,080	$16.90	8.63	$6,153

Exercisable at September 30, 2010	-	$-

(1)	In thousands.

The compensation expense related to stock option awards to our employees is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded compensation expense of $1.0 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had $7.2 million of unrecognized compensation expense for non-vested stock options, which will be recognized over the remaining weighted average period of 2.61 years.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.6 million for each of the nine months ended September 30, 2010 and 2009 related to the Bonus Unit Plan. On July 15, 2010, the 2.1 million vested bonus units vested were exchanged for approximately 207,000 shares (net of income tax withholding) of our common stock pursuant to the Bonus Unit Plan. The remaining 300,000 bonus units will vest on July 15, 2011.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-vested beginning balance	2,439,500	2,500,000	2,453,250	2,500,000
Converted to HCI common shares	(2,139,500)	-	(2,139,500)	-
Forfeited	-	-	(13,750)	-

Non-vested ending balance	300,000	2,500,000	300,000	2,500,000

HNS’ Class B Membership Interests

HNS’ Class B membership interests were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. As of September 30, 2010, 3,259 of the 3,280 outstanding Class B membership interests were vested. If the total outstanding Class B membership interests were to convert into our common stock as of September 30, 2010, they could be exchanged for approximately 584,000 shares of our common stock. On September 25, 2009, we registered 75,000 shares of our common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three and nine months ended September 30, 2010 and 2009. A summary of Class B membership interests activities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Outstanding beginning balance	3,280	3,656	3,330	3,656
Converted to HCI common shares	-	-	(50)	-

Outstanding ending balance	3,280	3,656	3,280	3,656

Note 14:    Long-Term Cash Incentive Retention Program

In 2005, HNS established a one-time employee retention program (“Retention Program”), which was designed to retain certain employees chosen by HNS’ senior management. As a result of HNS successfully attaining 100% of its earnings goal for 2008, as defined in the Retention Program, HNS paid an aggregate of $14.7 million to eligible participants under the Retention Program in 2009, of which $13.2 million was accrued as of December 31, 2008. The Company has no further obligation associated with the Retention Program.

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

In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock. See Note 8—Other Assets for further discussion. In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with HNS as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, HNS entered into a promissory note with HTI (“Promissory Note”) for $8.3 million of account receivables that HTI owed to HNS. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum. As of September 30, 2010, the remaining Promissory Note, including accrued interest, had a balance of $7.5 million.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the CEO and a director of HTI and owns less than 2% of HTI’s equity as of September 30, 2010. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation

HNS has contracted with Hughes Systique, an entity consolidated with the Company, for software development services. In addition to our 45.23% ownership in Hughes Systique, our CEO and President and his brother, who is the CEO and President of Hughes Systique and our former Executive Vice President, in the aggregate, owned approximately 25.61%, on an undiluted basis, of Hughes Systique’s outstanding shares as of September 30, 2010. Furthermore, our CEO and President and Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, serve on the board of directors of Hughes Systique. As a result of the Termination Agreement, we are required to consolidate Hughes Systique’s results of operations in our operating results. For a description of additional transactions entered into between the Company and Hughes Systique, see Note 2—Consolidation of Hughes Systique Corporation.

Agreement with 95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of September 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 9—Debt.

Smart & Final, Inc.

As of September 30, 2010, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

CKE Restaurants, Inc.

On July 12, 2010, an affiliate of Apollo acquired CKE Restaurants, Inc. (“CKE”). As a result, CKE indirectly became our related party as of that date. We provide broadband products and services to CKE.

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales:
HTI	$-	$7,567	$501	$22,295
Others	208	129	453	395

Total sales	$208	$7,696	$954	$22,690

Purchases:
Hughes Systique(1)	$-	$-	$-	$1,591

Total purchases	$-	$-	$-	$1,591

(1)	For the period after March 11, 2009, Hughes Systique’s results of operations are consolidated with the Company’s operating results.

Assets resulting from transactions with related parties are as follows (in thousands):

	September 30, 2010	December 31, 2009
Due from related parties:
HTI	$7,459	$8,652
Others	226	52

Total due from related parties	$7,685	$8,704

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:    Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite	Corporate and Other	Consolidated(2)
As of or For the Three Months Ended September 30, 2010
Revenues	$190,544	$51,778	$22,393	$-	$1,567	$266,282
Operating income (loss)	$21,100	$2,658	$3,663	$(991)	$(834)	$25,596
Depreciation and amortization	$28,500	$3,794	$1,049	$-	$158	$33,501
Assets	$622,031	$177,019	$41,133	$202,674	$288,983	$1,331,840
Capital expenditures	$20,845	$1,599	$58	$41,852	$1,756	$66,110
As of or For the Three Months Ended September 30, 2009
Revenues	$174,123	$47,521	$28,825	$-	$948	$251,417
Operating income (loss)	$10,629	$3,616	$2,642	$-	$(1,266)	$15,621
Depreciation and amortization	$22,179	$3,419	$1,111	$-	$170	$26,879
Assets	$641,015	$184,348	$48,178	$41,418	$398,132	$1,313,091
Capital expenditures	$22,329	$1,923	$233	$16,282	$2,479	$43,246
As of or For the Nine Months Ended September 30, 2010
Revenues	$542,563	$143,087	$72,541	$-	$3,652	$761,843
Operating income (loss)	$43,537	$4,051	$12,034	$(2,777)	$(2,727)	$54,118
Depreciation and amortization	$81,160	$10,851	$3,116	$-	$485	$95,612
Assets	$622,031	$177,019	$41,133	$202,674	$288,983	$1,331,840
Capital expenditures	$67,202	$8,270	$261	$110,248	$7,688	$193,669
As of or For the Nine Months Ended September 30, 2009
Revenues	$514,973	$142,925	$87,431	$-	$2,130	$747,459
Operating income (loss)(1)	$(24,391)	$9,952	$10,742	$-	$(3,580)	$(7,277)
Depreciation and amortization	$60,601	$9,135	$3,052	$-	$421	$73,209
Assets	$641,015	$184,348	$48,178	$41,418	$398,132	$1,313,091
Capital expenditures	$68,660	$11,836	$1,051	$16,282	$6,480	$104,309

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit to Sea Launch, which was impaired in 2009.
(2)	Capital expenditures on an accrual basis were: (i) $93.8 million and $67.6 million for the three months ended September 30, 2010 and 2009, respectively, and (ii) $217.5 million and $127.8 million for the nine months ended September 30, 2010 and 2009, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17:    Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$9,968	$(2,529)	$5,323	$(54,289)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,023	505	620	5,881
Unrealized gain (loss) on hedging instruments	(3,362)	(2,729)	(8,796)	2,639
Reclassification of realized loss on hedging instruments	1,390	1,310	4,173	3,275
Unrealized loss on available-for-sale securities	(1,966)	(2,991)	(2,668)	(2,991)

Total other comprehensive income (loss)	(915)	(3,905)	(6,671)	8,804

Comprehensive income (loss)	9,053	(6,434)	(1,348)	(45,485)
Comprehensive (income) loss attributable to the noncontrolling interest	(6)	(155)	376	(7)

Comprehensive income (loss) attributable to HCI	$9,047	$(6,589)	$(972)	$(45,492)

(1)	There is no tax impact for items included in the table since the Company has a full valuation allowance against its net deferred income taxes for all reporting periods.

Note 18:    Net Income (loss) Attributable to HCI stockholders and Transfer from Noncontrolling Interests

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net income (loss) attributable to HCI stockholders	$5,907	$(55,060)

Transfers from the noncontrolling interest:
Decrease in HCI paid-in capital for purchase of subsidiary shares	-	(396)

Change from net income (loss) attributable to HCI stockholders and transfers from the noncontrolling interest	$5,907	$(55,456)

Note 19:    Commitments and Contingencies

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $7.2 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2009, an arbitration panel ruled in favor of HNS in its arbitration against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling HNS to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch in connection with launch services for SPACEWAY 3, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. As a result of Sea Launch filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, our efforts to pursue collection of the arbitral award were stayed under the bankruptcy laws. In June 2009, based upon information made available in the bankruptcy proceedings and other factors, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million. On May 27, 2010, HNS entered into a settlement agreement with Sea Launch to resolve the claim that HNS filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to HNS two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of HNS’ bankruptcy claim. The Credits may be used by HNS to defray the cost of up to two launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court’s order approving Sea Launch’s plan of reorganization. The Settlement Agreement became effective on October 27, 2010.

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

Commitments

In June 2009, HNS entered into an agreement with SS/L for the construction of Jupiter and has agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, HNS entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $23.9 million that were undrawn as of September 30, 2010. Of this amount, $4.9 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $16.3 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets. As of September 30, 2010, these obligations were scheduled to expire as follows: $6.6 million in 2010; $13.3 million in 2011; $0.8 million in 2012; and $3.2 million in 2013 and thereafter.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20:    Subsequent Event

On October 29, 2010, HNS entered into a $115 million loan agreement with BNP Paribas and Societe Generale to finance the launch related costs for Jupiter, our next generation, high-throughput, Ka-band satellite. The loan will be guaranteed by COFACE, the French Export Credit Agency. Arianespace has been contracted by HNS to launch Jupiter, the estimated launch date being in the first half of 2012.

Loan draw-downs, which will begin in the fourth quarter, will occur over the construction period for the launch vehicle up to the time of the launch. Terms of the loan include a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years after the launch. The agreement also contains covenants and conditions which are customary for financings of this type.

Note 21:    Supplemental Guarantor and Non-Guarantor Financial Information

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

The following represents the supplemental condensed financial statements of the Company, HNS, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto. In 2010, the Company liquidated one of its wholly-owned non-guarantor subsidiaries. As a result, certain prior period items in the following supplemental condensed financial statements have been reclassified to conform to the current period presentation.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$51,901	$103,266	$166	$9,860	$-	$165,193
Marketable securities	42,300	15,000	-	-	-	57,300
Receivables, net	6,650	121,801	28	55,919	(20,566)	163,832
Inventories	-	42,999	-	13,938	-	56,937
Prepaid expenses and other	321	9,665	72	15,981	-	26,039

Total current assets	101,172	292,731	266	95,698	(20,566)	469,301
Property, net	-	668,261	32,354	28,176	-	728,791
Investment in subsidiaries	201,699	114,778	-	-	(316,477)	-
Other assets	6,261	97,050	595	31,512	(1,670)	133,748

Total assets	$309,132	$1,172,820	$33,215	$155,386	$(338,713)	$1,331,840

Liabilities and equity
Accounts payable	$278	$115,717	$92	$34,873	$(17,528)	$133,432
Short-term debt	-	2,271	-	3,866	-	6,137
Accrued liabilities and other	658	121,883	-	24,238	(3,038)	143,741

Total current liabilities	936	239,871	92	62,977	(20,566)	283,310
Long-term debt	-	710,084	-	3,094	-	713,178
Other long-term liabilities	-	20,963	-	1,833	(1,670)	21,126
Total HCI stockholders’ equity	305,547	201,902	27,093	87,482	(316,477)	305,547
Noncontrolling interests	2,649	-	6,030	-	-	8,679

Total liabilities and equity	$309,132	$1,172,820	$33,215	$155,386	$(338,713)	$1,331,840

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$74,825	$173,991	$1,091	$11,131	$-	$261,038
Marketable securities	16,062	31,126	-	-	-	47,188
Receivables, net	7,888	115,948	628	63,405	(24,053)	163,816
Inventories	-	47,437	138	12,669	-	60,244
Prepaid expenses and other	264	7,421	234	14,557	-	22,476

Total current assets	99,039	375,923	2,091	101,762	(24,053)	554,762
Property, net	-	542,642	32,792	26,969	-	602,403
Investment in subsidiaries	200,687	115,136	-	-	(315,823)	-
Other assets	8,903	102,045	3,221	32,663	(1,603)	145,229

Total assets	$308,629	$1,135,746	$38,104	$161,394	$(341,479)	$1,302,394

Liabilities and equity
Accounts payable	$753	$97,114	$2,272	$39,122	$(19,800)	$119,461
Short-term debt	-	2,054	-	4,696	-	6,750
Accrued liabilities and other	701	110,088	714	24,524	(4,253)	131,774

Total current liabilities	1,454	209,256	2,986	68,342	(24,053)	257,985
Long-term debt	-	710,259	-	4,698	-	714,957
Other long-term liabilities	-	16,191	-	1,768	(1,603)	16,356
Total HCI stockholders’ equity	304,041	200,040	29,197	86,586	(315,823)	304,041
Noncontrolling interests	3,134	-	5,921	-	-	9,055

Total liabilities and equity	$308,629	$1,135,746	$38,104	$161,394	$(341,479)	$1,302,394

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$201	$232,620	$277	$39,992	$(6,808)	$266,282

Operating costs and expenses:
Costs of revenues	-	161,150	-	28,375	(4,749)	184,776
Selling, general and administrative	849	40,838	726	10,015	(2,059)	50,369
Research and development	-	4,776	-	-	-	4,776
Amortization of intangible assets	-	682	-	83	-	765

Total operating costs and expenses	849	207,446	726	38,473	(6,808)	240,686

Operating income (loss)	(648)	25,174	(449)	1,519	-	25,596
Other income (expense):
Interest expense	-	(14,098)	-	(400)	(1)	(14,499)
Interest and other income, net	84	249	-	89	1	423
Equity in earnings (losses) of subsidiaries	10,588	(308)	-	-	(10,280)	-

Income (loss) before income tax expense	10,024	11,017	(449)	1,208	(10,280)	11,520
Income tax expense	(1)	(217)	-	(1,334)	-	(1,552)

Net income (loss)	10,023	10,800	(449)	(126)	(10,280)	9,968
Net (income) loss attributable to noncontrolling interests	114	-	(481)	536	-	169

Net income (loss) attributable to HCI stockholders	$10,137	$10,800	$(930)	$410	$(10,280)	$10,137

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$133	$216,258	$3,918	$37,934	$(6,826)	$251,417

Operating costs and expenses:
Costs of revenues	-	158,179	2,237	28,169	(6,171)	182,414
Selling, general and administrative	1,298	37,667	1,286	6,861	(655)	46,457
Research and development	-	4,792	661	-	-	5,453
Amortization of intangible assets	-	1,103	282	87	-	1,472

Total operating costs and expenses	1,298	201,741	4,466	35,117	(6,826)	235,796

Operating income (loss)	(1,165)	14,517	(548)	2,817	-	15,621
Other income (expense):
Interest expense	-	(17,418)	-	(340)	23	(17,735)
Interest and other income, net	100	397	-	77	(23)	551
Equity in earnings (losses) of subsidiaries	(1,677)	1,181	-	-	496	-

Income (loss) before income tax expense	(2,742)	(1,323)	(548)	2,554	496	(1,563)
Income tax expense	(1)	(247)	-	(718)	-	(966)

Net income (loss)	(2,743)	(1,570)	(548)	1,836	496	(2,529)
Net (income) loss attributable to noncontrolling interests	123	-	(302)	86	-	(93)

Net income (loss) attributable to HCI stockholders	$(2,620)	$(1,570)	$(850)	$1,922	$496	$(2,622)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$590	$667,416	$1,637	$112,298	$(20,098)	$761,843

Operating costs and expenses:
Costs of revenues	-	474,269	306	82,931	(17,153)	540,353
Selling, general and administrative	2,587	122,391	2,915	25,052	(2,945)	150,000
Research and development	-	14,591	455	-	-	15,046
Amortization of intangible assets	-	1,899	168	259	-	2,326

Total operating costs and expenses	2,587	613,150	3,844	108,242	(20,098)	707,725

Operating income (loss)	(1,997)	54,266	(2,207)	4,056	-	54,118
Other income (expense):
Interest expense	-	(45,139)	-	(1,160)	170	(46,129)
Interest and other income, net	242	369	870	359	(170)	1,670
Equity in earnings (losses) of subsidiaries	7,228	(816)	-	-	(6,412)	-

Income (loss) before income tax expense	5,473	8,680	(1,337)	3,255	(6,412)	9,659
Income tax expense	(5)	(648)	(3)	(3,680)	-	(4,336)

Net income (loss)	5,468	8,032	(1,340)	(425)	(6,412)	5,323
Net (income) loss attributable to noncontrolling interests	439	-	(764)	909	-	584

Net income (loss) attributable to HCI stockholders	$5,907	$8,032	$(2,104)	$484	$(6,412)	$5,907

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$384	$649,308	$7,945	$111,180	$(21,358)	$747,459

Operating costs and expenses:
Costs of revenues	-	484,072	4,405	82,253	(19,099)	551,631
Selling, general and administrative	3,488	112,105	3,844	19,664	(2,259)	136,842
Loss on impairments	1,000	44,400	-	-	-	45,400
Research and development	-	14,414	2,088	-	-	16,502
Amortization of intangible assets	-	3,311	845	205	-	4,361

Total operating costs and expenses	4,488	658,302	11,182	102,122	(21,358)	754,736

Operating income (loss)	(4,104)	(8,994)	(3,237)	9,058	-	(7,277)
Other income (expense):
Interest expense	-	(46,389)	-	(781)	45	(47,125)
Interest and other income, net	426	294	-	228	(45)	903
Equity in earnings (losses) of subsidiaries	(51,664)	3,582	-	-	48,082	-

Income (loss) before income tax (expense) benefit	(55,342)	(51,507)	(3,237)	8,505	48,082	(53,499)
Income tax expense	(3)	(627)	-	(160)	-	(790)

Net income (loss)	(55,345)	(52,134)	(3,237)	8,345	48,082	(54,289)
Net (income) loss attributable to noncontrolling interests	285	-	(1,440)	384	-	(771)

Net income (loss) attributable to HCI stockholders	$(55,060)	$(52,134)	$(4,677)	$8,729	$48,082	$(55,060)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$5,468	$8,032	$(1,340)	$(425)	$(6,412)	$5,323
Adjustments to reconcile net income (loss)to net cash flows from operating activities	(2,104)	92,496	1,452	8,180	6,412	106,436

Net cash provided by (used in) operating activities	3,364	100,528	112	7,755	-	111,759

Cash flows from investing activities:
Change in restricted cash	-	-	-	96	-	96
Purchases of marketable securities	(47,416)	(37,615)	-	-	-	(85,031)
Proceeds from sales of marketable securities	21,166	53,615	-	-	-	74,781
Expenditures for property	-	(175,640)	(1,037)	(7,057)	-	(183,734)
Expenditures for capitalized software	-	(9,935)	-	-	-	(9,935)
Proceeds from sales of property	-	13	-	391	-	404

Net cash used in investing activities	(26,250)	(169,562)	(1,037)	(6,570)	-	(203,419)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	3,770	-	3,770
Repayments of revolver borrowings	-	-	-	(4,881)	-	(4,881)
Long-term debt borrowings	-	1,699	-	1,688	-	3,387
Repayment of long-term debt	-	(1,656)	-	(3,214)	-	(4,870)
Debt issuance costs	-	(1,734)	-	-	-	(1,734)

Net cash used in financing activities	-	(1,691)	-	(2,637)	-	(4,328)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	143	-	143

Net decrease in cash and cash equivalents	(22,886)	(70,725)	(925)	(1,309)	-	(95,845)
Cash and cash equivalents at beginning of period	74,787	173,991	1,091	11,169	-	261,038

Cash and cash equivalents at end of period	$51,901	$103,266	$166	$9,860	$-	$165,193

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(55,345)	$(52,134)	$(3,237)	$8,345	$48,082	$(54,289)
Adjustments to reconcile net income (loss)to net cash flows from operating activities	42,131	167,647	6,491	(3,326)	(48,082)	164,861

Net cash provided by (used in) operating activities	(13,214)	115,513	3,254	5,019	-	110,572

Cash flows from investing activities:
Change in restricted cash	-	(1)	-	32	-	31
Purchases of marketable securities	(12,037)	(25,080)	-	-	-	(37,117)
Expenditures for property	-	(80,308)	(4,183)	(9,503)	-	(93,994)
Expenditures for capitalized software	-	(10,315)	-	-	-	(10,315)
Proceeds from sales of property	-	22	-	317	-	339
Cash acquired, consolidation of Hughes Systique	-	-	-	828	-	828
Long-term loan receivable	-	(10,000)	-	-	-	(10,000)
Other, net	(75)	(410)	-	(345)	-	(830)

Net cash used in investing activities	(12,112)	(126,092)	(4,183)	(8,671)	-	(151,058)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	-	(1,315)	-	(1,315)
Long-term debt borrowings	-	137,490	-	4,828	-	142,318
Repayment of long-term debt	-	(4,461)	-	(2,373)	-	(6,834)
Debt issuance costs	-	(4,612)	-	-	-	(4,612)

Net cash provided by financing activities	-	128,417	-	1,140	-	129,557

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(3,617)	-	(3,617)

Net increase (decrease) in cash and cash equivalents	(25,326)	117,838	(929)	(6,129)	-	85,454
Cash and cash equivalents at beginning of period	103,281	75,956	2,013	22,566	-	203,816

Cash and cash equivalents at end of period	$77,955	$193,794	$1,084	$16,437	$-	$289,270

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended September 30, 2010, we generated a net income attributable to our stockholders of $10.1 million compared to a net loss attributable to our stockholders of $2.6 million for the same period in 2009. For the nine months ended September 30, 2010, we generated a net income attributable to our stockholders of $5.9 million compared to a net loss attributable to our stockholders of $55.1 million for the same period in 2009. The changes in our net income were significantly impacted by the $45.4 million impairment losses recognized in 2009, primarily related to our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). In addition, our gross margin for the three and nine months ended September 30, 2010 improved by $12.5 million and $25.7 million, respectively, compared to the same periods in 2009. The increase in our net income attributable to our stockholders for the three and nine months ended September 30, 2010 was partially offset by the increase in our selling, general and administrative expenses as we increased our efforts in promoting our products and services in our North American businesses.

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

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture our next-generation, geostationary high throughput satellite (“HTS”) named Jupiter. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. In connection with the construction of Jupiter, HNS entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In connection with the lease agreement with Barrett, our revenue backlog associated with our Jupiter satellite is $245.0 million, which is expected to be realized over 15 years once Jupiter is launched and placed into service. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

As a result of our efforts to expand the identified markets for our products, services and network solutions in our North America Broadband segment, in August 2010, we were awarded $58.7 million as the only national provider of high-speed satellite broadband service under the broadband programs established pursuant to the American Recovery and Reinvestment Act of 2009. This award is part of the government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide. We began to offer services to customers under this program in October 2010.

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

Services—Our services revenue is varied in nature and includes equipment rental from our consumer rental program, total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on the particular end market. Typically, our large enterprise customers enter into a three- to five-year contract, and our consumer customers enter into a 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operations, our services include the following:

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers also have the option to purchase the equipment up front with a 24-month service contract. Hardware revenues of the North American Enterprise group and International Broadband segment are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

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

Market trends impacting our revenues— The following table presents our revenues by end market for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$202,276	$176,253	$26,023	14.8%
Hardware sales	64,006	75,164	(11,158)	(14.8)%

Total revenues	$266,282	$251,417	$14,865	5.9%

Revenues by end market:
North America Broadband segment:
Consumer	$122,166	$107,085	$15,081	14.1%
Enterprise	68,378	67,038	1,340	2.0%

Total North America Broadband segment	190,544	174,123	16,421	9.4%

International Broadband segment	51,778	47,521	4,257	9.0%

Telecom Systems segment:
Mobile Satellite Systems	20,070	17,309	2,761	16.0%
Telematics	-	8,709	(8,709)	(100.0)%
Terrestrial Microwave	2,323	2,807	(484)	(17.2)%

Total Telecom Systems segment	22,393	28,825	(6,432)	(22.3)%

Corporate and Other segment	1,567	948	619	65.3%

Total revenues	$266,282	$251,417	$14,865	5.9%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers:

	As of or For the Three Months Ended September 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.22%	2.30%	(0.08)%	(3.5)%
ARPU(2)	$75	$71	$4	5.6%
Average monthly gross subscriber additions(1)	16,500	16,800	(300)	(1.8)%
Subscribers(1)	558,200	490,000	68,200	13.9%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the three months ended September 30, 2010 increased by 14.1% to $122.2 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of September 30, 2010 and 2009, we achieved a total subscription base of 558,200 and 490,000, respectively, which included 34,400 and 25,800, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU, which is used to measure average monthly consumer subscription service revenues on a per subscriber basis, was $75 and $71 for the three months ended September 30, 2010 and 2009, respectively. ARPU is calculated by dividing the total service revenues from the Consumer group for the reporting period by the sum of the total number of subscribers in our Consumer group at the end of each month in the reporting period. Churn rate represents the average of the monthly churn rates for the months included in the reporting period. Monthly churn rate is calculated by dividing the number of subscribers at the end of the month by the number of churns for the month for the subscribers in our Consumer group and our small/medium enterprise and wholesale business customers. Our ARPU and churn rate calculations may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Revenue from our North American Enterprise group for the three months ended September 30, 2010 increased by 2.0% to $68.4 million compared to the same period in 2009. The increase was primarily due to the realization of service revenues from our contracts booked in prior periods. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the three months ended September 30, 2010 increased by 9.0% to $51.8 million compared to the same period in 2009, primarily due to an increase in hardware orders and higher service revenues from our Brazil and global service operations. Also contributing to the increase was $0.8 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended September 30, 2010 decreased by 22.3% to $22.4 million compared to the same period in 2009. The decrease was mainly attributable to our Telematics group as there was no revenue earned for the three months ended September 30, 2010 compared to $8.7 million for the same period in 2009. The decrease in revenue was partially offset by the increase in revenue from our Mobile Satellite Systems group.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$583,406	$512,001	$71,405	13.9%
Hardware sales	178,437	235,458	(57,021)	(24.2)%

Total revenues	$761,843	$747,459	$14,384	1.9%

Revenues by end market:
North America Broadband segment:
Consumer	$353,098	$310,020	$43,078	13.9%
Enterprise	189,465	204,953	(15,488)	(7.6)%

Total North America Broadband segment	542,563	514,973	27,590	5.4%

International Broadband segment	143,087	142,925	162	0.1%

Telecom Systems segment:
Mobile Satellite Systems	60,103	55,144	4,959	9.0%
Telematics	501	23,437	(22,936)	(97.9)%
Terrestrial Microwave	11,937	8,850	3,087	34.9%

Total Telecom Systems segment	72,541	87,431	(14,890)	(17.0)%

Corporate and Other segment	3,652	2,130	1,522	71.5%

Total revenues	$761,843	$747,459	$14,384	1.9%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers:

	As of or For the Nine Months Ended September 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.07%	2.29%	(0.22)%	(9.6)%
ARPU(2)	$73	$70	$3	4.3%
Average monthly gross subscriber additions(1)	17,100	17,000	100	0.6%
Subscribers(1)	558,200	490,000	68,200	13.9%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the nine months ended September 30, 2010 increased by 13.9% to $353.1 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of September 30, 2010 and 2009, we achieved a total subscription base of 558,200 and 490,000, respectively, which included 34,400 and 25,800, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU was $73 and $70 for the nine months ended September 30, 2010 and 2009, respectively.

Revenue from our North American Enterprise group for the nine months ended September 30, 2010 decreased by 7.6% to $189.5 million compared to the same period in 2009. The decrease was primarily due to delays in customer buying decisions impacted new hardware orders. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the nine months ended September 30, 2010 slightly increased by 0.1% to $143.1 million compared to the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region, and $7.0 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar. The increase was partially offset by delays in customer buying decisions which impacted new hardware orders.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the nine months ended September 30, 2010 decreased by 17.0% to $72.5 million compared to the same period in 2009. The decrease was due to a reduction in revenue from our Telematics group of $22.9 million to $0.5 million compared to the same period in 2009. The decrease in revenue was partially offset by the increase in revenue from our Mobile Satellite Systems and Terrestrial Microwave groups.

Revenue Backlog—We benefit from strong visibility of our future revenues. At September 30, 2010 and December 31, 2009, our total backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excludes agreements with our consumer customers, was approximately $1,037.8 million and $834.0 million, respectively. We expect to realize future revenue from our backlog as follows: $93.9 million in 2010, $260.2 million in 2011, $194.7 million in 2012, $119.7 million in 2013, and $369.3 million thereafter. Backlog also includes future revenues associated with the Jupiter satellite, which is currently under construction, including $245.0 million associated with the lease agreement with Barrett for satellite capacity, which is expected to be realized over 15 years once the satellite is launched and placed into service in the first half of 2012. Of the $245.0 million in backlog, the Company has collected $5.0 million related to a non-refundable reservation fee.

The amounts included in backlog represent the full contract value for the duration of the contract and does not include termination fees. We do not assume that a contract will be renewed beyond its stated expiration date. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees.

Generally, following the successful launch of a satellite, if the satellite is operating nominally, our customers may only terminate their service agreements for satellite capacity by paying us all, or substantially all, of the payments that would have otherwise become due over the term of the service agreement. In the case of our satellite under construction, Jupiter, we would not be obligated to return the customer prepayments made under service agreements for the satellite if the launch was to fail. Also, if the launch of Jupiter was significantly delayed, our customer could exercise a right of termination under its service agreement.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$202,276	$176,253	$26,023	14.8%
Hardware sales	64,006	75,164	(11,158)	(14.8)%

Total revenues	$266,282	$251,417	$14,865	5.9%

% of revenue to total revenues:
Services revenues	76.0%	70.1%
Hardware sales	24.0%	29.9%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $18.6 million to $116.8 million for the three months ended September 30, 2010 compared to $98.2 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $10.1 million and $4.9 million of services revenues for the three months ended September 30, 2010 and 2009, respectively.

Services revenue from our North America Enterprise group increased by $7.9 million to $48.3 million for the three months ended September 30, 2010 compared to $40.4 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental services revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $3.2 million to $34.3 million for the three months ended September 30, 2010 from $31.1 million for the same period in 2009, primarily due to higher service revenues from our Brazil and global service operations and an increase of $0.6 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

The increase in services revenue was partially offset by a decrease in revenue of $4.3 million from our Telecom Systems segment to $1.3 million for the three months ended September 30, 2010 compared to $5.6 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $10.1 million to $25.5 million for the three months ended September 30, 2010 compared to $35.6 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $3.5 million to $5.4 million for the three months ended September 30, 2010 compared to $8.9 million for the same period in 2009. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware sales and (ii) the consumer rebate programs which reduced hardware revenues.

Hardware revenue from our North America Enterprise group also decreased by $6.6 million to $20.1 million for the three months ended September 30, 2010 compared to $26.7 million for the same period in 2009. The decrease was due to a lower volume of shipments as enterprise customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment increased by $1.1 million to $17.5 million for the three months ended September 30, 2010 compared to $16.4 million for the same period in 2009. The increase was primarily due to an increase in shipment volume to our enterprise customers in India and an increase of $0.2 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware sales from our Telecom Systems segment decreased by $2.2 million to $21.0 million for the three months ended September 30, 2010 compared to $23.2 million for the same period in 2009, primarily due to the decrease in hardware revenue from the Telematics group.

Cost of Revenues

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$126,420	$108,768	$17,652	16.2%
Cost of hardware products sold	58,356	73,646	(15,290)	(20.8)%

Total cost of revenues	$184,776	$182,414	$2,362	1.3%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.0 million for the three months ended September 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $3.2 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and global service operations. The increase in cost of services was partially offset by a decrease of $3.2 million from the Telecom Systems segment to $1.2 million for the three months ended September 30, 2010 compared to $4.4 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $11.8 million to $31.6 million for the three months ended September 30, 2010 compared to $43.4 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $7.5 million to $11.1 million for the three months ended September 30, 2010 compared to $18.6 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered financed purchase plan, which cost was accounted for as hardware cost, and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our Telecom Systems segment decreased by $4.0 million to $15.0 million for the three months ended September 30, 2010 compared to $19.0 million for the same period in 2009, mainly related to the Telematics group.

Cost of hardware products sold from our International Broadband segment remained flat at $11.8 million for the three months ended September 30, 2010 compared to $11.3 million for the same period in 2009.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$50,369	$46,457	$3,912	8.4%
% of revenue	18.9%	18.5%

SG&A expense increased mainly due to higher costs of: (i) $3.3 million in our North American operations as we increased targeted marketing spending for our consumer and enterprise businesses and (ii) $1.9 million at our international subsidiaries. These increases were partially offset by lower costs of $1.3 million across the other operating segments of the company.

Research and Development

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$4,776	$5,453	$(677)	(12.4)%
% of revenue	1.8%	2.2%

R&D decreased due to a reduction in development activities of $2.0 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $1.0 million and $0.3 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$765	$1,472	$(707)	(48.0)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income	$25,596	$15,621	$9,975	63.9%
% of revenue	9.6%	6.2%

Our operating income was $25.6 million for the three months ended September 30, 2010 compared to $15.6 million for the same period in 2009. The increase in operating income was significantly impacted by higher gross margin of $12.5 million for the three months ended September 30, 2010 compared to the same period in 2009, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our operating income for the three months ended September 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$14,499	$17,735	$(3,236)	(18.2)%

Interest expense primarily relates to interest on the $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and the $115 million term loan maturing on April 15, 2014 (the “Term Loan Facility”) less capitalized interest associated with the construction of our satellite. The decrease in interest expense was mainly impacted by $3.5 million of increased capitalized interest associated with the construction of Jupiter for the three months ended September 30, 2010.

Interest and Other Income, Net

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$423	$501	$(78)	(15.6)%
Other income, net	-	50	(50)	(100.0)%

Total interest and other income, net	$423	$551	$(128)	(23.2)%

The decrease in interest and other income, net was primarily due to a reduction of interest earned on certain notes.

Income Tax Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$1,552	$966	$586	60.7%

Our income tax expense is generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. For the three months ended September 30, 2010 and 2009, our income tax expense was partially offset by $0.1 million and $0.6 million, respectively, of income tax benefit generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$583,406	$512,001	$71,405	13.9%
Hardware sales	178,437	235,458	(57,021)	(24.2)%

Total revenues	$761,843	$747,459	$14,384	1.9%

% of revenue to total revenues:
Services revenues	76.6%	68.5%
Hardware sales	23.4%	31.5%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $54.7 million to $334.3 million for the nine months ended September 30, 2010 compared to $279.6 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $26.2 million and $10.0 million of services revenues for the nine months ended September 30, 2010 and 2009, respectively.

In addition, revenue from our North America Enterprise group increased by $21.3 million to $143.1 million for the nine months ended September 30, 2010 compared to $121.8 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $10.7 million to $98.4 million for the nine months ended September 30, 2010 from $87.7 million for the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase was $6.2 million as a result of the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Partially offsetting the increase in services revenue was a decrease in revenue from our Telecom Systems segment of $16.8 million to $4.0 million for the nine months ended September 30, 2010 compared to $20.8 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $48.4 million to $65.2 million for the nine months ended September 30, 2010 compared to $113.6 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $11.7 million to $18.8 million for the nine months ended September 30, 2010 compared to $30.5 million for the same period in 2009. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware sales and (ii) the consumer rebate programs which reduced hardware revenues.

Hardware revenue from our North America Enterprise group also decreased by $36.7 million to $46.4 million for the nine months ended September 30, 2010 compared to $83.1 million for the same period in 2009. The decrease was due to a lower volume of shipments as enterprise customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by $10.5 million to $44.7 million for the nine months ended September 30, 2010 compared to $55.2 million for the same period in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments in 2009 on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our international enterprise customers as delays in customer buying decisions which impacted new hardware orders. These decreases were slightly offset by a $0.8 million favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware sales from our Telecom Systems segment increased by $1.8 million to $68.5 million for the nine months ended September 30, 2010 compared to $66.7 million for the same period in 2009, mainly due to the increase in hardware revenue from the Mobile Satellite Systems group.

Cost of Revenues

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$365,529	$326,497	$39,032	12.0%
Cost of hardware products sold	174,824	225,134	(50,310)	(22.3)%

Total cost of revenues	$540,353	$551,631	$(11,278)	(2.0)%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $34.5 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $11.3 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase was partially offset by a decrease of $12.6 million in cost of services from the Telecom Systems segment to $3.2 million for the nine months ended September 30, 2010 compared to $15.8 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $39.7 million to $95.8 million for the nine months ended September 30, 2010 compared to $135.5 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $17.1 million to $40.6 million for the nine months ended September 30, 2010 compared to $57.7 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware cost and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our International Broadband segment decreased by $8.7 million to $29.2 million for the nine months ended September 30, 2010 compared to $37.9 million for the same period in 2009, primarily due to a decrease in hardware sales.

Furthermore, cost of hardware products sold from our Telecom Systems segment decreased by $1.9 million, primarily related to the reduction in hardware cost from the Telematics group.

Selling, General and Administrative Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$150,000	$136,842	$13,158	9.6%
% of revenue	19.7%	18.3%

SG&A expense increased mainly due to higher costs of: (i) $10.3 million in our North America operations as we increased targeted marketing spending for our consumer and enterprises businesses and (ii) $3.4 million at our international subsidiaries for the nine months ended September 30, 2010 compared to the same period in 2009. These increases were partially offset by lower costs of $0.5 million across the other operating segments of the company.

Loss on Impairments

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Loss on impairments	$-	$45,400	$(45,400)	(100.0)%
% of revenue	0.0%	6.1%

There was no impairment loss recognized in 2010. In 2009, we recognized $45.4 million of impairment losses, primarily related to the Deposit paid to Sea Launch.

Research and Development

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$15,046	$16,502	$(1,456)	(8.8)%
% of revenue	2.0%	2.2%

R&D decreased due to a reduction in development activities of $5.3 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $2.7 million and $0.9 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$2,326	$4,361	$(2,035)	(46.7)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income (loss)

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income (loss)	$54,118	$(7,277)	$61,395	843.7%
% of revenue	7.1%	(1.0)%

For the nine months ended September 30, 2010, we generated $54.1 million of operating income compared to an operating loss of $7.3 million for the same period in 2009. The change in operating income (loss) was significantly impacted by the recognition of $45.4 million in impairment losses, which was primarily related to the Deposit paid to Sea Launch, in 2009. In addition, our gross margin was higher by $25.7 million for the nine months ended September 30, 2010 compared to the same period in 2009, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our operating income for the nine months ended September 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$46,129	$47,125	$(996)	(2.1)%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellite. The decrease in interest expense was primarily due to $8.2 million of increased capitalized interest associated with the construction of Jupiter in 2010. The decrease was partially offset by higher interest expense of $6.6 million recognized on the 2009 Senior Notes for the nine months in 2010 compared to five months in 2009 as the 2009 Senior Notes were issued in May 2009.

Interest and Other Loss, Net

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$1,670	$1,028	$642	62.5%
Other loss, net	-	(295)	295	100.0%

Total interest and other loss, net	$1,670	$733	$937	127.8%

The increase in interest and other loss, net was primarily due to an increase of interest earned on certain notes and the extinguishment of certain lease financings in 2009.

Income Tax Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$4,336	$790	$3,546	448.9%

Our income tax expense is generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. For the nine months ended September 30, 2010 and 2009, our income tax expense was partially offset by $0.3 million and $2.6 million, respectively, of income tax benefit generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$111,759	$110,572	$1,187	1.1%
Investing activities	$(203,419)	$(151,058)	$52,361	34.7%
Financing activities	$(4,328)	$129,557	$(133,885)	(103.3)%

Net Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $111.8 million for the nine months ended September 30, 2010. This was due to approximately $108.8 million of cash generated by earnings after adjustments of non-cash expenses plus a net decrease in working capital of approximately $3.0 million. Net cash provided by operations was approximately $110.6 million for the nine months ended September 30, 2009. This was due to approximately $71.7 million of cash generated by earnings after adjustment for non-cash expenses plus a net decrease in working capital of $38.9 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures of $89.4 million, primarily related to the construction of our Jupiter satellite. The increase was partially offset by a net decrease in marketable securities of $26.9 million.

Capital expenditures for the nine months ended September 30, 2010 and 2009 are shown as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$104,836	$16,282	$88,554
Capital expenditures—VSAT	69,225	69,055	170
Capital expenditures—other	7,703	6,709	994
Capitalized software	9,935	10,315	(380)
SPACEWAY program	1,970	1,948	22

Total capital expenditures(1)	$193,669	$104,309	$89,360

(1)	Capital expenditures on an accrual basis were $217.5 million and $127.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2010, the net cash used in our financing activities mainly related to the repayment of our long-term and short-term debt and debt issuance costs associated with the refinancing of our revolving credit facility. For the nine months ended September 30, 2009, our net cash provided by financing activities was mainly related to the private debt offering of the 2009 Senior Notes in May 2009.

Future Liquidity Requirements

As of September 30, 2010, our Cash and cash equivalents and Marketable securities were $222.5 million and our total debt was $719.3 million. We are leveraged as a result of our indebtedness.

Revolving Credit Facility and Term Loan

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of September 30, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $4.9 million and $45.1 million, respectively. As of September 30, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and Standard & Poor’s (“S&P”), respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The remaining net interest payments on the Term Loan Facility are estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. As of September 30, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of September 30, 2010, the aggregate balance outstanding under these loans was $2.7 million. Our subsidiaries may be restricted from paying dividends to HNS under the terms of these loans.

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

Senior Notes

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of September 30, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and S&P, respectively. As of September 30, 2010, HNS had recorded $6.5 million of accrued interest payable related to the 2009 Senior Notes.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2010, we had recorded $19.6 million of accrued interest payable related to the 2006 Senior Notes. As of September 30, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of our net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of September 30, 2010 and December 31, 2009, HNS’ consolidated net assets were $201.9 million and $200.0 million, respectively. Management believes that the Company was in compliance with all of its debt covenants as of September 30, 2010.

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

Other

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of September 30, 2010 are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, HNS entered into an agreement with SS/L for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, HNS entered into a contract with Barrett, whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

On October 29, 2010, HNS entered into a $115 million loan agreement with BNP Paribas and Societe Generale to finance the launch related costs for Jupiter, our next generation, high-throughput, Ka-band satellite. The loan will be guaranteed by COFACE, the French Export Credit Agency. Arianespace has been contracted by HNS to launch Jupiter, the estimated launch date being in the first half of 2012.

Loan draw-downs, which will begin in the fourth quarter, will occur over the construction period for the launch vehicle up to the time of the launch. Terms of the loan include a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years after the launch. The agreement also contains covenants and conditions which are customary for financings of this type.

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

•

In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana.

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

As of September 30, 2010, we had $23.9 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $4.9 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $1.0 million related to insurance bonds; and $16.3 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2010, we had an estimated $14.5 million of foreign currency denominated receivables and payables outstanding, and $10.1 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $8.2 million as of September 30, 2010.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch were stayed under the bankruptcy laws. On May 27, 2010, HNS entered into a settlement agreement with Sea Launch to resolve the claim that HNS filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to HNS two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of HNS’ bankruptcy claim. The Credits may be used by HNS to defray the cost of up to two launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court’s order approving Sea Launch’s plan of reorganization. The Settlement Agreement became effective on October 27, 2010.

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

On October 29, 2010, HNS entered into a $115 million COFACE Covered Export Credit Agreement (the “Credit Agreement”) with BNP Paribas and Société Générale, as original lenders and mandated lead arrangers, BNP Paribas, as facility agent, documentation agent, and security agent, and Société Générale, as structuring bank to finance the launch of Jupiter, its next generation, high-throughput, Ka-band satellite. Arianespace has been contracted by HNS to launch Jupiter, which is expected to occur in the first half of 2012.

The Credit Agreement will be guaranteed by COFACE, the French Export Credit Agency. In addition, the borrowings under the Credit Agreement are guaranteed on a by all existing and future domestic subsidiaries of the Company. The Credit Agreement has a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years starting after the launch. Loan draw-downs will occur over the Jupiter launch vehicle construction period up to time of the launch. The Credit Agreement contains covenants and conditions customary for financings of this type.

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

Date: November 4, 2010	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ PRADMAN P. KAUL

	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ GRANT A. BARBER

	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)