Form 10-Q
period 2011-03-31
Hughes Communications, Inc.
filed 2011-05-04
CIK 1345840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of April 29, 2011 was 21,861,247.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	62.5	62.5
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$116,914	$138,131
Marketable securities	23,672	44,532
Receivables, net	183,357	186,692
Inventories	59,627	57,819
Prepaid expenses and other	26,794	26,127

Total current assets	410,364	453,301
Property, net	837,601	774,052
Capitalized software costs, net	45,326	46,092
Intangible assets, net	10,683	11,440
Goodwill	5,093	5,093
Other assets	74,980	73,197

Total assets	$1,384,047	$1,363,175

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,559	$120,202
Short-term debt	4,700	6,285
Accrued liabilities and other	151,760	128,790

Total current liabilities	254,019	255,277
Long-term debt	756,450	740,576
Other long-term liabilities	26,764	27,308

Total liabilities	1,037,233	1,023,161

Commitments and contingencies

Equity:
Hughes Communications, Inc. (“HCI”) stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 64,000,000 shares authorized; 21,835,000 shares and 21,834,787 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	22	22
Additional paid in capital	736,993	735,233
Accumulated deficit	(386,918)	(387,756)
Accumulated other comprehensive loss	(14,132)	(18,449)

Total HCI stockholders’ equity	335,965	329,050

Noncontrolling interests	10,849	10,964

Total equity	346,814	340,014

Total liabilities and equity	$1,384,047	$1,363,175

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Services revenues	$215,670	$187,940
Hardware revenues	48,422	55,253

Total revenues	264,092	243,193

Operating costs and expenses:
Cost of services	132,710	115,713
Cost of hardware	49,574	60,886
Selling, general and administrative	60,977	50,325
Research and development	5,154	4,915
Amortization of intangible assets	757	790

Total operating costs and expenses	249,172	232,629

Operating income	14,920	10,564
Other income (expense):
Interest expense	(12,505)	(16,110)
Interest income	419	591
Other income (loss), net	(248)	-

Income (loss) before income tax expense	2,586	(4,955)
Income tax expense	(1,901)	(1,219)

Net income (loss)	685	(6,174)
Net loss attributable to the noncontrolling interests	153	34

Net income (loss) attributable to HCI stockholders	$838	$(6,140)

Income (loss) per share:
Basic	$0.04	$(0.29)
Diluted	$0.04	$(0.29)
Shares used in computation of per share data:
Basic	21,766,155	21,480,908
Diluted	23,360,821	21,480,908

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

	HCI Shareholders’ Equity
	Common Stock ($.001 par value)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2010	$22	$730,809	$(410,543)	$(16,247)	$9,055	$313,096
Share-based compensation		1,871				1,871
Comprehensive income (loss):
Net loss			(6,140)		(34)	(6,174)
Foreign currency translation adjustments				(980)	251	(729)
Unrealized loss on hedging instruments				(2,323)	-	(2,323)
Reclassification of realized loss on hedging instruments				1,368	-	1,368
Unrealized loss on available-for-sale securities				(647)	-	(647)

Balance at March 31, 2010	$22	$732,680	$(416,683)	$(18,829)	$9,272	$306,462

Balance at January 1, 2011	$22	$735,233	$(387,756)	$(18,449)	$10,964	$340,014
Share-based compensation		1,868				1,868
Retirement of restricted stocks		(108)				(108)
Comprehensive income (loss):						-
Net income (loss)			838		(153)	685
Foreign currency translation adjustments				1,607	38	1,645
Unrealized loss on hedging instruments				(189)	-	(189)
Reclassification of realized loss on hedging instruments				1,404	-	1,404
Unrealized gain on available-for-sale securities				1,495	-	1,495

Balance at March 31, 2011	$22	$736,993	$(386,918)	$(14,132)	$10,849	$346,814

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$685	$(6,174)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	37,501	30,133
Amortization of debt issuance costs	861	616
Share-based compensation expense	1,868	1,871
Other	230	61
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	4,405	2,680
Inventories	(1,581)	(2,078)
Prepaid expenses and other	(939)	919
Accounts payable	(35,558)	(20,789)
Accrued liabilities and other	41,336	5,363

Net cash provided by operating activities	48,808	12,602

Cash flows from investing activities:
Change in restricted cash	373	86
Purchases of marketable securities	(11,999)	(27,781)
Proceeds from sales of marketable securities	32,868	15,000
Expenditures for property	(101,269)	(63,671)
Expenditures for capitalized software	(2,752)	(3,166)
Proceeds from sale of property	80	-

Net cash used in investing activities	(82,699)	(79,532)

Cash flows from financing activities:
Short-term revolver borrowings	898	1,999
Repayments of revolver borrowings	(945)	(2,430)
Long-term debt borrowings	16,822	1,220
Repayment of long-term debt	(2,756)	(1,721)
Debt issuance costs	(1,015)	(1,742)

Net cash provided by (used in) financing activities	13,004	(2,674)

Effect of exchange rate changes on cash and cash equivalents	(330)	1,739

Net decrease in cash and cash equivalents	(21,217)	(67,865)
Cash and cash equivalents at beginning of the period	138,131	261,038

Cash and cash equivalents at end of the period	$116,914	$193,173

Supplemental cash flow information:
Cash paid for interest	$2,491	$2,413
Cash paid for income taxes	$3,441	$2,341
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$21,829	$25,303

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

We operate our business primarily through our wholly-owned subsidiary, Hughes Network Systems, LLC (“HNS”). We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. The North America Broadband segment consists of the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication network products and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment consists of activities related to the development, construction and launch of high throughput satellites (“HTS”) and currently represents construction activities of our new satellite named Jupiter and the development of related network equipment. The Corporate and Other segment includes certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment.

Note 2:    Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2011 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 “Revenue Recognition” related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The adoption of ASU 2009-13 on January 1, 2011 did not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 to change the accounting model for revenue arrangements that include both tangible products and software elements. The adoption of ASU 2009-14 on January 1, 2011 did not have a material impact on our financial statements.

Note 3:    Recent Developments

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

Pursuant to the Merger Agreement, upon the closing of the Merger, each of our issued and outstanding shares of common stock (other than any of our common stock with respect to which appraisal rights have been duly exercised under Delaware law) will automatically be converted into the right to receive $60.70 in cash (without interest) and cancelled. Vested restricted stock awards and restricted stock units will become our common stock upon the closing of the Merger and are therefore entitled to the right to receive $60.70 in cash (without interest) and will be cancelled. Unvested restricted stock awards and restricted stock units at the closing of the Merger have the right to receive $60.70 in cash (without interest) payable at the time such restricted stocks vest, and will likewise be cancelled.

Vested options to acquire our common stock will continue to be outstanding until the closing of the Merger. Upon the closing of the Merger, vested options will be cancelled, and within 10 days after the closing of the Merger, each vested stock option will receive $60.70 in cash (without interest) minus the exercise price of the stock option per share. Unvested stock options at closing of the Merger will be converted into the right to receive $60.70 in cash (without interest) minus the exercise price of the stock option per share, payable at the time such options vest.

The Merger Agreement also contemplates refinancing certain of HNS’ existing debt, including the 2009 and 2006 Senior Notes. The COFACE Guaranteed Facility will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained. See Note 10—Debt for details of the 2006 and 2009 Senior Notes and the COFACE Guaranteed Facility.

        Each of the boards of directors of the Company and Merger Sub approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, their respective companies and stockholders to enter into the Merger Agreement and to consummate the Merger and the transactions and agreements contemplated thereby. The board of directors of EchoStar approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, its stockholders to enter into the Merger Agreement and to consummate the transactions and agreements contemplated thereby.

The Merger is expected to close later this year, subject to certain closing conditions, including among others, receipt of approval by the Federal Communications Commission, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The foregoing description of the Merger Agreement and the transactions and agreements contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4:    Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011:
Money market instruments	$13,674	$-	$13,674
Certificate of deposit	6,000	(2)	5,998
Municipal commercial paper	4,000	-	4,000

Total available-for-sale securities	$23,674	$(2)	$23,672

December 31, 2010:
Money market instruments	$21,665	$(8)	$21,657
Municipal commercial paper	17,875	-	17,875
U.S. government bonds and treasury bills	5,000	-	5,000

Total available-for-sale securities	$44,540	$(8)	$44,532

As of March 31, 2011, our investments have ratings of A-1+ and P-1 from Standard & Poor’s (“S&P”) and Moody’s, respectively, for money market instruments and ratings of A-1 and P-1 from S&P and Moody’s, respectively, for municipal commercial paper. There was no investment rating for certificate of deposit. In addition to these investments, we hold marketable equity securities as a long-term investment in Other Assets.

Note 5:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	60.25	60.25
	March 31, 2011	December 31, 2010
Trade receivables	$174,833	$172,309
Contracts in process	21,891	25,208
Other receivables	4,360	4,332

Total receivables	201,084	201,849
Allowance for doubtful accounts	(17,727)	(15,157)

Total receivables, net	$183,357	$186,692

Trade receivables included $5.6 million and $5.8 million of amounts due from related parties as of March 31, 2011 and December 31, 2010, respectively. Advances and progress billings offset against contracts in process amounted to $11.3 million and $2.8 million as of March 31, 2011 and December 31, 2010, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:    Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Production materials and supplies	$7,399	$7,270
Work in process	11,537	12,828
Finished goods	40,691	37,721

Total inventories	$59,627	$57,819

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

Note 7:    Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	March 31, 2011	December 31, 2010
Land and improvements	10	$5,907	$5,888
Buildings and leasehold improvements	2 -30	36,693	35,643
Satellite related assets	15	380,394	380,394
Machinery and equipment	1 - 7	217,711	213,419
Consumer rental	2 - 4	172,438	140,616
VSAT operating lease hardware	2 - 5	10,910	13,137
Furniture and fixtures	5 - 7	1,766	1,732
Construction in progress - Jupiter		294,494	238,358
- Other		19,609	15,924

Total property		1,139,922	1,045,111
Accumulated depreciation		(302,321)	(271,059)

Total property, net		$837,601	$774,052

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. A significant component of our property and equipment is associated with our SPACEWAYTM 3 (“SPACEWAY 3”) satellite, capitalized costs associated with our Jupiter satellite and related assets, and the consumer rental equipment, related to our consumer rental program.

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture Jupiter, our next-generation and geostationary high throughput satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The construction of Jupiter began in July 2009 and we began to capitalize all direct costs associated with the construction and the

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

launch of the satellite, including interest incurred during the construction of the satellite. Jupiter is scheduled to be launched in the first half of 2012.

Capitalized satellite costs are depreciated on a straight-line basis over the estimated satellite useful life of 15 years. For the three months ended March 31, 2011 and 2010, we recorded $6.4 million and $2.0 million, respectively, of capitalized interest related to Jupiter.

Note 8:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	90.	90.	90.	90.
	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
March 31, 2011:
Customer relationships	7 - 8	$10,405	$(5,775)	$4,630
Patented technology and trademarks	8 - 10	15,275	(9,414)	5,861
Favorable leases	3	629	(437)	192

Total intangible assets, net		$26,309	$(15,626)	$10,683

December 31, 2010:
Backlog and customer relationships	7 - 8	$10,405	$(5,473)	$4,932
Patented technology and trademarks	8 - 10	15,275	(9,012)	6,263
Favorable leases	3	629	(384)	245

Total intangible assets, net		$26,309	$(14,869)	$11,440

We amortize the recorded values of our intangible assets over their estimated useful lives. For each of the three months ended March 31, 2011 and 2010, we recorded $0.8 million of amortization expense. Estimated future amortization expense as of March 31, 2011 is as follows (in thousands):

90.
Amount
Remaining nine months ending December 31, 2011	$2,271
Year ending December 31,
2012	2,854
2013	2,818
2014	1,326
2015	1,325
2016	89

Total estimated future amortization expense	$10,683

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Subscriber acquisition costs	$25,755	$25,695
Debt issuance costs	17,304	17,150
Other	31,921	30,352

Total other assets	$74,980	$73,197

As of March 31, 2011, “Other” included our cost method and equity method investments, which includes our investment in Hughes Telematics, Inc. (“HTI”). As of March 31, 2011, we have 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively.

The Non-escrowed shares had a fair value of $5.2 million as of March 31, 2011. We recorded an unrealized gain of $1.4 million and an unrealized loss of $0.7 million for the three months ended March 31, 2011 and 2010, respectively, and an unrealized loss of $1.4 million since the inception of our investment in the Non-escrowed shares in “Accumulated other comprehensive loss” (“AOCL”).

The Escrowed shares are subject to achievement of certain “earn-out” targets by HTI pursuant to HTI’s merger agreement with Polaris Acquisition Corp. If the full earn-out is achieved, our investment could represent approximately 3.5% of HTI’s outstanding common stock. If the earn-out is not attained, all or a portion of the Escrowed shares will be forfeited. In addition to the risk and valuation fluctuations associated with the earn-out targets, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods. As the Escrowed shares are not considered marketable equity securities as of March 31, 2011, we account for the Escrowed shares using the cost method in accordance with ASC 325 “Investments—Other.” As of March 31, 2011, the carrying value of the Escrowed shares of $1.1 million approximated its estimated fair value.

Note 10:    Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at March 31, 2011	March 31, 2011	December 31, 2010
Revolving bank borrowings	8.75%	$898	$967
VSAT hardware financing	7.27% -15.00%	2,036	3,109
Capital lease and other	5.50% -39.60%	1,766	2,209

Total short-term and the current portion of long-term debt		$4,700	$6,285

As of March 31, 2011, HNS had outstanding revolving bank borrowings of $0.9 million, which had a variable interest rate of 8.75%. The borrowings were obtained by HNS’ Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $5.1 million and $4.1 million as of March 31, 2011 and December 31, 2010, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at March 31, 2011	March 31, 2011	December 31, 2010
Senior Notes(1)	9.50%	$590,792	$590,173
Term Loan Facility	7.62%	115,000	115,000
COFACE Guaranteed Facility	5.13%	43,523	27,403
VSAT hardware financing	7.27% - 15.00%	2,139	3,214
Capital lease and other	5.50% - 13.80%	4,996	4,786

Total long-term debt		$756,450	$740,576

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

On October 29, 2010, HNS entered into a $115 million loan agreement with BNP Paribas and Societe Generale (the “COFACE Guaranteed Facility”), which is guaranteed by COFACE, the French Export Credit Agency, to finance the launch related costs for our Jupiter satellite. Pursuant to the COFACE Guaranteed Facility, loan draw-downs, which began in the fourth quarter of 2010, will occur over the construction period for the Jupiter launch vehicle up to the time of the launch, which is estimated to be in the first half of 2012. The COFACE Guaranteed Facility has a fixed interest rate of 5.13%, payable semi-annually in arrears starting six months after each borrowing, and requires that principal repayments be paid in 17 consecutive equal semi-annual installments starting the earlier of (i) six months after the in-orbit delivery of Jupiter, or (ii) December 1, 2012. The agreement also contains covenants and conditions which are customary for financings of this type. As of March 31, 2011 and December 31, 2010, the COFACE Guaranteed Facility had an available borrowing capacity of $71.5 million and $87.6 million, respectively.

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event the 2009 and 2006 Senior Notes and the Term Loan Facility (as defined below) of HNS are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of March 31, 2011 and December 31, 2010, the Revolving Credit Facility had no outstanding borrowing, $4.6 million and $4.4 million, respectively, of outstanding letters and an available borrowing capacity of $45.4 million and $45.6 million, respectively.

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes (as defined below). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of March 31, 2011 and December 31, 2010, HNS recorded $6.5 million and $3.0 million, respectively, of accrued interest payable related to the 2009 Senior Notes.

In February 2007, HNS borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of March 31, 2011 and December 31, 2010, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.7 million.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2011 and

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010, we recorded $19.6 million and $8.9 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility, the agreement governing the COFACE Guaranteed Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; (iii) in the case of the COFACE Guaranteed Facility, for so long as the COFACE Guaranteed Facility remains outstanding; and (iv) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes, the COFACE Guaranteed Facility and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default (as defined in the respective agreements) has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of the Company’s net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ assets. As of March 31, 2011 and December 31, 2010, HNS’ net assets were $230.1 million and $221.9 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of March 31, 2011.

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

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing HNS to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of March 31, 2011, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 11:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” Accordingly, we recorded a net unrealized gain of $1.2 million and a net unrealized loss of $1.0 million for the three months ended March 31, 2011 and 2010, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. For each of the three months ended March 31, 2011 and 2010, we recorded $2.2 million of interest expense on the Term Loan Facility.

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of March 31, 2011, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and short-term debt approximated their respective fair values because of their short-term maturities.

Our investment in HTI was measured using Level 1 and Level 2 inputs for the Non-escrowed shares and Escrowed shares, respectively. The fair value of the Non-escrowed shares, as shown in the table below, was determined based on the quoted market prices. As of March 31, 2011, the Non-escrowed shares had a fair value of $5.2 million. We recognized an unrealized gain of $1.4 million for the three months ended March 31, 2011 and an unrealized loss of $1.4 million since the inception of our investment in the Non-escrowed shares in AOCL. The fair value of the Escrowed shares, as shown in the table below, was determined using market observable data and utilizing a barrier option pricing model. The valuation of the Escrowed shares reflects the Company’s best estimate of what market participants would use in pricing the investment based on the best available information.

As of March 31, 2011, the carrying value of the Escrowed shares of $1.1 million approximated its estimated fair value. Based on our valuation analysis in accordance with ASC 320-10-35 “Investments—Debt and Equity Securities—Subsequent Measurement,” we determined that the decline in the estimated fair value of the Escrowed shares during 2010 is not an “other than temporary” impairment.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			March 31, 2011
	Level	Included In	Carrying Value		Fair Value
Marketable securities	2	Marketable securities	$23,672		$23,672
2006 Senior Notes	1	Long-term debt	$450,000		$465,750
2009 Senior Notes	1	Long-term debt	$140,792	(1)	$157,500
Term Loan Facility	2	Long-term debt	$115,000		$114,425
COFACE Guaranteed Facility	2	Long-term debt	$43,523		$44,379
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$11,686		$11,686
Capital lease and others	2	Long-term debt	$4,996		$5,047
VSAT hardware financing	2	Long-term debt	$2,139		$2,029

(1)	Amount represents the face value of $150.0 million, net of the remaining original issue discount of $9.2 million.

Note 13:    Income Taxes

For the three months ended March 31, 2011 and 2010, we recorded a net income tax expense of $1.9 million and $1.2 million, respectively. Because of our U.S. federal net operating loss (“NOL”) carryforward position and full valuation allowance against our net deferred tax assets, our income tax expense represents taxes associated with our foreign subsidiaries and state taxes. As of March 31, 2011, we estimated that our remaining NOL carry-forwards were approximately $319.3 million, expiring between the years 2012 and 2029, if unused, and our capital loss carry-forwards were approximately $10.4 million, expiring between 2011 and 2014, if unused.

As of March 31, 2011, our German and United Kingdom (“U.K.”) subsidiaries have approximately $38.5 million and $56.2 million of NOL carryforwards, respectively. As the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes, its net income or loss is reported on HNS’ partnership income tax return and subsequently allocated to us. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire.

As of March 31, 2011, we have not met the “more-likely-than-not” criteria of ASC 740 “Income Taxes” on deferred tax assets in certain jurisdictions, thus we maintained a full valuation allowance on these deferred tax assets. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

In accordance with ASC 740, we have identified unrecognized tax benefits related to tax positions of $4.1 million as of December 31, 2010 and additional unrecognized tax benefits of $0.2 million through March 31, 2011. If recognized, the total unrecognized tax benefits would impact our effective tax rate. We do not believe that the unrecognized tax benefits will significantly fluctuate within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

United States - Federal	1997 and forward
United States - Various States	1997 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2006 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2004 and forward

Note 14:    Employee Share-Based Payments

2006 Equity and Incentive Plan

In January 2006, we adopted and our Board of Directors approved the 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, other employees, advisors and consultants of the Company and its subsidiaries who are selected by our Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to members of our Board of Directors, our executives, a contractor and HNS’ employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.3 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had $1.2 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 1.84 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	78,326	$20.19
Vested	(22,175)	$14.87

Non-vested at March 31, 2011	56,151	$22.29

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	23,500	$26.68
Vested	(2,000)	$8.82

Non-vested at March 31, 2011	21,500	$28.34

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Program

Our Compensation Committee makes stock option awards under the Plan (the “Stock Option Program”), which consists of the issuance of non-qualified stock options to employees of the Company and its subsidiaries. The grant and exercise price of the stock options is the closing price of the Company’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the option pool and will become available for award under the Stock Option Program. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model.

The key assumptions for the option awards for the three months ended March 31, 2011 are as follows:

Three Months Ended March 31, 2011
Volatility	45.4%
Weighted-average volatility	45.4%
Expected term	5 years
Risk-free interest rate	2.02%
Dividend yield	-
Discount for post-vesting restrictions	-

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	1,196,950	$22.56	9.04	$21,412
Granted	5,000	$61.59	9.85	-
Forfeited or expired	(3,250)	$20.17

Outstanding at March 31, 2011	1,198,700	$22.73	8.80	$44,289

Vested and expected to vest at March 31, 2011	1,137,578	$22.74	8.80	$42,024

Exercisable at March 31, 2011	1,250	$17.03	7.71	$53

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $1.4 million and $1.0 million of compensation expense for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had $11.3 million of unrecognized compensation expense for non-vested stock options, which will be recognized over a weighted average period of 2.88 years.

HNS’ Bonus Unit Plan

In July 2005, HNS adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with HNS. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by HNS at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of our common stock. The number of our common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, related to the Bonus Unit Plan. As of March 31, 2011 and December 31, 2010, HNS had 290,000 and 300,000, respectively, of outstanding bonus units, which will vest

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on July 15, 2011. If the total outstanding bonus units were to convert into our common stock as of March 31, 2011, they could be exchanged for approximately 33,900 shares of our common stock, net of applicable tax withholding. For the three months ended March 31, 2011, 10,000 bonus units were forfeited.

HNS’ Class B Membership Interests

HNS’ Class B membership interests were issued to certain members of our senior management, two of HNS’ former senior management and a member of our Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. On September 25, 2009, we registered 75,000 shares of our common stock with the SEC on a Registration Statement on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” HNS determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three months ended March 31, 2011 and 2010.

As of March 31, 2011, we had 3,280 outstanding Class B membership interests, which were fully vested. If the total outstanding Class B membership interests were to convert into our common stock as of March 31, 2011, they could be exchanged for approximately 693,100 shares of our common stock.

LightSquared 1998 Long Term Incentive Plan

In connection with the acquisition of HNS in 2006, the compensation committee of LightSquared, Inc. (“LightSquared”) determined that certain holders of stock options issued under the LightSquared 1998 Long Term Incentive Plan (the “LightSquared Plan”) would receive options to purchase our common stock, subject to certain terms under the LightSquared Plan, at the date LightSquared separated us into a publicly traded company (the “Distribution”). As of March 31, 2011, we had 57,500 options outstanding to purchase our common stock with a weighted average exercise price of $19.40 per share and an aggregate intrinsic value of $2.3 million.

The fair value of each option, as applicable, was determined on the date of grant, except for shares of restricted stock issued to a consultant. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, the fair value of such shares is adjusted at the end of the reporting period, and accordingly, the fair value as of March 31, 2011 was used for determining compensation expense attributable to such shares.

Note 15:     Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are controlled by Apollo Management, L.P. and its affiliates (collectively “Apollo”), our controlling stockholder.

Separation Agreement

As part of the Distribution in 2006, LightSquared and the Company entered into a separation agreement (the “Separation Agreement”). Among other things, the Separation Agreement provides for certain indemnifications, tax sharing, consulting services and access to facilities.

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

Hughes Telematics, Inc.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of HNS’ Board of Managers and our Board of Directors, is the Chief Executive Officer and a director of HTI and owns less than 1.5% of HTI’s equity as of March 31, 2011. In addition, Andrew Africk and Aaron Stone, members of HNS’ Board of Managers and our Board of Directors, are directors of HTI and partners of Apollo.

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

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required. However, as a result of the merger between HTI and Polaris Acquisition Corp in 2009, HNS’ obligations to HTI and its customer expired. In January 2008, HNS entered into an agreement with HTI for the development of an automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system.

In March 2009, we made an equity investment in HTI, which represented approximately 3.8% of HTI’s outstanding common stock as of March 31, 2011 before giving effect to the “earn-out” of the Escrowed shares. If the full earn-out targets are achieved, our investment could represent approximately 3.5% of HTI’s outstanding common stock. In addition to the risk and valuation fluctuations associated with the “earn-out” targets, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods.

In August 2009, HTI terminated substantially all of the development, engineering and manufacturing services with HNS as a result of the bankruptcy filing of one of HTI’s customers.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 18, 2009, HNS entered into a promissory note with HTI (the “Promissory Note”) for $8.3 million of account receivables that HTI owed to HNS. The Promissory Note had an amended maturity date of December 31, 2011 and an interest rate of 12% per annum. As of March 31, 2011 and December 31, 2010, the remaining Promissory Note had a balance of $5.5 million and $5.6 million, respectively.

95 West Co., Inc.

In July 2006, HNS entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow HNS to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Directors and HNS’ Board of Managers, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Directors and HNS’ Board of Managers, is also a director of MLH. As part of the agreement, HNS agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including HNS’ ability to operate SPACEWAY 3. As of March 31, 2011, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 10—Debt.

Smart & Final, Inc.

As of March 31, 2011, Apollo has controlled of Smart & Final, Inc. (“Smart & Final”). Therefore, Smart & Final is indirectly our related party. We provide broadband products and services to Smart & Final.

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Sales:
HTI	$-	$301
Others	244	123

Total sales	$244	$424

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets resulting from transactions with related parties are as follows (in thousands):

	March 31, 2011	December 31, 2010
Due from related parties:
HTI	$5,527	$5,632
Others	89	159

Total due from related parties	$5,616	$5,791

Note 16:     Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite	Corporate and Other	Consolidated
As of or For the Three Months Ended March 31, 2011
Revenues	$193,706	$51,672	$16,692	$602	$1,420	$264,092
Operating income (loss)	$21,745	$(738)	$(316)	$(1,304)	$(4,467)	$14,920
Depreciation and amortization	$32,792	$3,750	$820	$-	$139	$37,501
Assets	$635,871	$187,843	$45,790	$308,731	$205,812	$1,384,047
Capital expenditures(1)	$39,200	$1,556	$10	$60,405	$2,850	$104,021
As of or For the Three Months Ended March 31, 2010
Revenues	$173,995	$43,456	$24,692	$-	$1,050	$243,193
Operating income (loss)	$9,616	$(1,156)	$3,708	$(858)	$(746)	$10,564
Depreciation and amortization	$25,519	$3,426	$1,024	$-	$164	$30,133
Assets	$636,622	$168,771	$45,877	$99,515	$328,710	$1,279,495
Capital expenditures(1)	$26,138	$4,187	$153	$32,767	$3,592	$66,837

(1)	Capital expenditures on an accrual basis were $98.9 million and $65.2 million for the three months ended March 31, 2011 and 2010, respectively.

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17:     Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands)(1):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$685	$(6,174)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,645	(729)
Unrealized loss on hedging instruments	(189)	(2,323)
Reclassification of realized loss on hedging instruments	1,404	1,368
Unrealized gain (loss) on available-for-sale securities	1,495	(647)

Total other comprehensive income (loss)	4,355	(2,331)

Comprehensive income (loss)	5,040	(8,505)
Comprehensive (income) loss attributable to the noncontrolling interest	115	(217)

Comprehensive income (loss) attributable to HCI	$5,155	$(8,722)

(1)	There is no tax impact for items included in the table since the Company has a full valuation allowance against its net deferred income taxes for all reporting periods.

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of HNS, received a tax assessment of approximately $8.0 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Recent decrees and legislative actions by the State of São Paulo will alleviate approximately $5.1 million of the tax assessment over time with no impact to the Company. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HNS received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. In January 2011, the Company agreed to settle this consolidated case on a nationwide basis, subject to court approval. As a result, the Company accrued $1.9 million for estimated settlement costs, plaintiffs’ attorney fees and other related expenses as of December 31, 2010. In the event that the settlement is not effectuated, the Company

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

would revert to its previous position of vigorously defending these matters as it believes that the allegations in these complaints are not meritorious.

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

Some or all of the Company, its directors, EchoStar, EchoStar Satellite Services, L.L.C. (“EchoStar LLC”), Broadband Acquisition Corporation (“Merger Sub”), and Apollo Global Management, LLC (“AGM”) have been named as defendants in five shareholder class action lawsuits in connection with the proposed transaction in which EchoStar will acquire all of the outstanding equity of the Company. On February 18, 2011, the Gottlieb Family Foundation filed its class action complaint in the Circuit Court for Montgomery County, Maryland. On February 23, 2011, Plymouth County Retirement System filed its shareholder class action complaint, which has since been voluntarily dismissed by the plaintiffs, in the Court of Chancery of the State of Delaware. On February 24, 2011, Edward Ostensoe filed his shareholder class action complaint in the Circuit Court for Montgomery County, Maryland. On February 28, 2011, Nina J. Shah Rohrbasser Irr. Trust filed its shareholder class action complaint in the Court of Chancery of the State of Delaware. On March 8, 2011, entities affiliated with ALJ Capital Management, LLC filed their shareholder class action complaint in the Court of Chancery of the State of Delaware. Each complaint alleges, among other things, that the directors of the Company breached their fiduciary duties in agreeing to the transaction and that some or all of the Company, EchoStar, EchoStar LLC, Merger Sub and AGM aided and abetted such breaches by the directors of the Company. In each case, the plaintiffs seek to enjoin the proposed transaction and/or damages, costs, and attorney fees. On April 28, 2011, the Company, its directors, and AGM entered into a Memorandum of Understanding with the plaintiffs in the Maryland actions that contains the essential terms of a settlement agreed to in principle between the parties (the “Settlement”). The Settlement remains subject to the approval of the court or courts, and contemplates the dismissal with prejudice of all four actions. The Company believes that the allegations in all of these complaints are not meritorious and if necessary, will vigorously contest these actions.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Commitments

In June 2009, HNS entered into an agreement with SS/L, under which HNS is obligated to pay an aggregate of approximately $252.0 million for the construction of our Jupiter satellite and has agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. As of March 31, 2011, the remaining obligation for the construction and the launch of Jupiter was $164.9 million. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, HNS has entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $19.0 million that were undrawn as of March 31, 2011. Of this amount, $4.6 million was issued under the Revolving Credit Facility; $0.7 million was secured by restricted cash; $1.1 million related to insurance bonds; and $12.6 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by their assets. As of March 31, 2011, these obligations were scheduled to expire as follows: $7.8 million in 2011; $8.3 million in 2012; $0.5 million in 2013; $0.3 million in 2014; and $2.1 million thereafter.

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

Condensed Consolidated Balance Sheet as of March 31, 2011

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$72,186	$33,091	$144	$11,493	$-	$116,914
Marketable securities	20,993	2,679	-	-	-	23,672
Receivables, net	11,856	138,217	72	61,849	(28,637)	183,357
Inventories	-	47,337	-	12,290	-	59,627
Prepaid expenses and other	81	8,862	71	17,817	(37)	26,794

Total current assets	105,116	230,186	287	103,449	(28,674)	410,364
Property, net	-	776,370	33,497	27,734	-	837,601
Investment in subsidiaries	229,461	118,600	-	-	(348,061)	-
Other assets	8,363	99,729	135	30,541	(2,686)	136,082

Total assets	$342,940	$1,224,885	$33,919	$161,724	$(379,421)	$1,384,047

Liabilities and equity
Accounts payable	$3,313	$77,347	$123	$37,717	$(20,941)	$97,559
Short-term debt	-	1,304	-	3,396	-	4,700
Accrued liabilities and other	1,263	135,690	-	22,503	(7,696)	151,760

Total current liabilities	4,576	214,341	123	63,616	(28,637)	254,019
Long-term debt	-	753,664	-	2,786	-	756,450
Other long-term liabilities	-	26,764	-	2,723	(2,723)	26,764
Total HCI stockholders’ equity	335,965	230,116	25,346	92,599	(348,061)	335,965
Noncontrolling interests	2,399	-	8,450	-	-	10,849

Total liabilities and equity	$342,940	$1,224,885	$33,919	$161,724	$(379,421)	$1,384,047

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

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2011

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$205	$229,340	$362	$41,996	$(7,811)	$264,092

Operating costs and expenses:
Costs of revenues	-	156,842	-	32,487	(7,045)	182,284
Selling, general and administrative	4,305	47,753	835	8,850	(766)	60,977
Research and development	-	5,154	-	-	-	5,154
Amortization of intangible assets	-	682	-	75	-	757

Total operating costs and expenses	4,305	210,431	835	41,412	(7,811)	249,172

Operating income (loss)	(4,100)	18,909	(473)	584	-	14,920
Other income (expense):
Interest expense	-	(12,324)	-	(227)	46	(12,505)
Interest and other income (loss), net	83	(28)	-	162	(46)	171
Equity in earnings (losses) of subsidiaries	4,769	(1,111)	-	-	(3,658)	-

Income (loss) before income tax expense	752	5,446	(473)	519	(3,658)	2,586
Income tax expense	(131)	(282)	-	(1,488)	-	(1,901)

Net income (loss)	621	5,164	(473)	(969)	(3,658)	685
Net (income) loss attributable to noncontrolling interests	217	-	(375)	311	-	153

Net income (loss) attributable to HCI stockholders	$838	$5,164	$(848)	$(658)	$(3,658)	$838

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$251	$212,471	$988	$35,826	$(6,343)	$243,193

Operating costs and expenses:
Costs of revenues	-	155,328	306	26,947	(5,982)	176,599
Selling, general and administrative	770	41,086	1,372	7,458	(361)	50,325
Research and development	-	4,460	455	-	-	4,915
Amortization of intangible assets	-	534	168	88	-	790

Total operating costs and expenses	770	201,408	2,301	34,493	(6,343)	232,629

Operating income (loss)	(519)	11,063	(1,313)	1,333	-	10,564
Other income (expense):
Interest expense	-	(15,793)	-	(348)	31	(16,110)
Interest and other income (loss), net	56	(359)	870	55	(31)	591
Equity in earnings (losses) of subsidiaries	(5,812)	(246)	-	-	6,058	-

Income (loss) before income tax (expense) benefit	(6,275)	(5,335)	(443)	1,040	6,058	(4,955)
Income tax expense	(2)	(227)	(3)	(987)	-	(1,219)

Net income (loss)	(6,277)	(5,562)	(446)	53	6,058	(6,174)
Net (income) loss attributable to noncontrolling interests	137	-	(141)	38	-	34

Net income (loss) attributable to HCI stockholders	$(6,140)	$(5,562)	$(587)	$91	$6,058	$(6,140)

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$621	$5,164	$(473)	$(969)	$(3,658)	$685
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(1,888)	44,127	1,384	842	3,658	48,123

Net cash provided by (used in) operating activities	(1,267)	49,291	911	(127)	-	48,808

Cash flows from investing activities:
Change in restricted cash	-	-	-	373	-	373
Purchases of marketable securities	(11,999)	-	-	-	-	(11,999)
Proceeds from sales of marketable securities	28,869	3,999	-	-	-	32,868
Expenditures for property	-	(98,898)	(1,023)	(1,348)	-	(101,269)
Expenditures for capitalized software	-	(2,752)	-	-	-	(2,752)
Proceeds from sales of property	-	-	-	80	-	80

Net cash provided by (used in) investing activities	16,870	(97,651)	(1,023)	(895)	-	(82,699)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	898	-	898
Repayments of revolver borrowings	-	-	-	(945)	-	(945)
Long-term debt borrowings	-	16,490	-	332	-	16,822
Repayment of long-term debt	-	(1,731)	-	(1,025)	-	(2,756)
Debt issuance costs	-	(1,015)	-	-	-	(1,015)

Net cash provided by (used in) financing activities	-	13,744	-	(740)	-	13,004

Effect of exchange rate changes on cash and cash equivalents	-	-	-	(330)	-	(330)

Net increase (decrease) in cash and cash equivalents	15,603	(34,616)	(112)	(2,092)	-	(21,217)
Cash and cash equivalents at beginning of period	56,583	67,707	256	13,585	-	138,131

Cash and cash equivalents at end of period	$72,186	$33,091	$144	$11,493	$-	$116,914

HUGHES COMMUNICATIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010

(In thousands)

(Unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(6,277)	$(5,562)	$(446)	$53	$6,058	$(6,174)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	5,222	18,845	218	549	(6,058)	18,776

Net cash provided by (used in) operating activities	(1,055)	13,283	(228)	602	-	12,602

Cash flows from investing activities:
Change in restricted cash	-	(1)	-	87	-	86
Purchases of marketable securities	(5,166)	(22,615)	-	-	-	(27,781)
Proceeds from sales of marketable securities	5,000	10,000	-	-	-	15,000
Expenditures for property	-	(59,409)	(642)	(3,620)	-	(63,671)
Expenditures for capitalized software	-	(3,166)	-	-	-	(3,166)

Net cash used in investing activities	(166)	(75,191)	(642)	(3,533)	-	(79,532)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	-	1,999	-	1,999
Repayments of revoler borrowings	-	-	-	(2,430)	-	(2,430)
Long-term debt borrowings	-	550	-	670	-	1,220
Repayment of long-term debt	-	(443)	-	(1,278)	-	(1,721)
Debt issuance costs	-	(1,742)	-	-	-	(1,742)

Net cash provided by financing activities	-	(1,635)	-	(1,039)	-	(2,674)

Effect of exchange rate changes on cash and cash equivalents	-	-	-	1,739	-	1,739

Net increase (decrease) in cash and cash equivalents	(1,221)	(63,543)	(870)	(2,231)	-	(67,865)
Cash and cash equivalents at beginning of period	74,825	173,991	1,091	11,131	-	261,038

Cash and cash equivalents at end of period	$73,604	$110,448	$221	$8,900	$-	$193,173

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

Overview

Hughes Communications, Inc. (“HCI” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) operates its business primarily through Hughes Network Systems, LLC (“HNS”), our wholly-owned subsidiary, a telecommunications company. We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2011, we generated a net income attributable to our stockholders of $0.8 million compared to a net loss attributable to our stockholders of $6.1 million for the same period in 2010. The increase during the current quarter was mainly due to higher gross margin of $15.2 million, or 22.8%, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our gross margin was partially offset by higher selling, general and administrative expenses, which included $3.7 million of expenses associated with the planned merger with EchoStar Corporation (“EchoStar”). See “Selling, General and Administrative Expense” for a more detailed explanation of the fluctuation.

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

On February 13, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar, EchoStar Satellite Services L.L.C., a Colorado limited liability company, and Broadband Acquisition Corporation, a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity and becoming a wholly owned subsidiary of EchoStar. The Merger is expected to close later this year, subject to certain closing conditions, including among others, receipt of approval by the Federal Communications Commission.

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

In August 2010, we were awarded $58.7 million from the U.S. Government as the only national provider of high-speed satellite broadband service under the broadband stimulus program, established pursuant to the American Recovery and Reinvestment Act of 2009. This award is part of the U.S. Government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide. We began to offer services to customers under this program in October 2010.

Key Business Metrics

Business Segments— We divide our operations into five distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate and Other segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication network products and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment consists of activities related to the development, construction and launch of high throughput satellites and currently represents construction activities of Jupiter and the development of related network equipment. The Corporate and Other segment includes certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Churn rate—Churn rate represents the average of the monthly churn rates for the months included in the reporting period. Monthly churn rate is calculated by dividing the number of subscribers that churn in the month by the number of those subscribers at the end of the month in our Consumer group and our small/medium enterprise and wholesale business customers. Our churn rate calculations may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating churn rate.

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

Hardware— We offer our enterprise customers the option to purchase their equipment up-front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers also have the option to purchase the equipment up-front with a 24-month service contract. Hardware revenues of the North American Enterprise group and International Broadband segment are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

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

Revenue Backlog—We benefit from strong visibility of our future revenues. At March 31, 2011 and December 31, 2010, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our consumer customers, was approximately $1,072.6 million and $1,063.8 million, respectively. Included in our revenue backlog as of March 31, 2011 are future revenues of $253.7 million associated with our Jupiter satellite. Of the $253.7 million, $245.0 million is associated with the Barrett Agreement for satellite capacity, which revenue is expected to be realized ratably over 15 years once the satellite is launched and placed into service and $8.7 million is related to gateway developments for Barrett. Associated with the Barrett Agreement for satellite capacity, we have collected $5.0 million of non-refundable reservation fee.

The amounts included in backlog represent the full contract value for the duration of the contract and does not include termination fees. We do not assume that a contract will be renewed beyond its stated expiration date. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees.

Generally, following the successful launch of a satellite, if the satellite is operating nominally, our customers may only terminate their service agreements for satellite capacity by paying us all, or substantially all, of the payments that would have otherwise become due over the term of the service agreement. In the case of our satellite under construction, Jupiter, we would not be obligated to return the customer prepayments made under service agreements for the satellite if the launch was to fail. Also, if the launch of Jupiter was significantly delayed, our customers could exercise their right of termination under their service agreements. See Part II—Item 1A. Risk Factors and Special Note Regarding Forward-Looking Statements for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

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

Market Trends Impacting Our Revenues

The following table presents our revenues by end market for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	Amount	%
Revenues:
Services revenues	$215,670	$187,940	$27,730	14.8%
Hardware revenues	48,422	55,253	(6,831)	(12.4)%

Total revenues	$264,092	$243,193	$20,899	8.6%

Revenues by end market:
North America Broadband segment:
Consumer	$130,814	$113,354	$17,460	15.4%
Enterprise	62,892	60,641	2,251	3.7%

Total North America Broadband segment	193,706	173,995	19,711	11.3%

International Broadband segment	51,672	43,456	8,216	18.9%

Telecom Systems segment:
Mobile Satellite Systems	15,610	19,706	(4,096)	(20.8)%
Terrestrial Microwave	1,082	4,986	(3,904)	(78.3)%

Total Telecom Systems segment	16,692	24,692	(8,000)	(32.4)%

HTS Satellite segment	602	—	602	*

Corporate and Other segment	1,420	1,050	370	35.2%

Total revenues	$264,092	$243,193	$20,899	8.6%

*	Percentage not meaningful.

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers:

	As of or For the Three Months Ended March 31,		Variance
	2011	2010	Amount	%
Churn rate (1)	2.30%	1.98%	0.32%	16.2%
ARPU (2)	$75	$72	$3	4.2%
Average monthly gross subscriber additions (1)	25,600	19,200	6,400	33.3%
Subscribers (1)	613,400	530,800	82,600	15.6%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our North American Enterprise group for the three months ended March 31, 2011 increased by 3.7% to $62.9 million compared to the same period in 2010. The increase was a result of growth in our managed services business. Enterprise service revenue is generally characterized by long-term service contracts.

Revenue from our Consumer group for the three months ended March 31, 2011 increased by 15.4% to $130.8 million compared to the same period in 2010. The growth in our Consumer group has been driven primarily by three factors: (i) the growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) the Recovery Act service offerings largely funded by the U.S. Government’s broadband stimulus grant.

As of March 31, 2011 and 2010, we achieved a total subscriber base of 613,400 and 530,800 respectively, which included 37,100 and 30,100, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU, which is used to measure average monthly consumer subscription service revenues on a per subscriber basis, was $75 and $72 for the three months ended March 31, 2011 and 2010, respectively.

International Broadband Segment

Revenue from our International Enterprise group for the three months ended March 31, 2011 increased by 18.9% to $51.7 million compared to the same period in 2010, primarily due to an increase in product shipments to enterprise customers globally and the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil, India and the Africa/Middle East region. Also contributing to the increase was the favorable impact of currency exchange of $1.8 million as a result of the depreciation of the U.S. dollar.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended March 31, 2011 decreased by 32.4% to $16.7 million compared to the same period in 2010, primarily as a result of (i) several contracts progressing from their design and development phases and into the final acceptance and warranty support phases and (ii) completion of a one-time contract during the first quarter of 2010. These decreases were partially offset by revenue increases on existing contracts.

HTS Satellite Segment

Pursuant to the Barrett Agreement, we develop and deliver gateways for Barrett’s service business in Canada which will utilize Jupiter capacity. For the three months ended March 31, 2011, we recognized $0.6 million of hardware revenues for the HTS Satellite segment.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Services revenues	$215,670	$187,940	$27,730	14.8%
Hardware revenues	48,422	55,253	(6,831)	(12.4)%

Total revenues	$264,092	$243,193	$20,899	8.6%

% of revenue to total revenues:
Services revenues	81.7%	77.3%
Hardware revenues	18.3%	22.7%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $21.9 million to $127.9 million for the three months ended March 31, 2011 compared to $106.0 million for the same period in 2010, resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to the enrollment of customers under the Recovery Act program largely funded by the U.S. Government’s broadband stimulus grant, for which we recognized $7.0 million of services revenues for the three months ended March 31, 2011.

In addition, revenue from our North America Enterprise group increased by $1.8 million to $49.4 million for the three months ended March 31, 2011 compared to $47.6 million for the same period in 2010. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in 2011 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $4.0 million to $35.9 million for the three months ended March 31, 2011 compared to $31.9 million for the same period in 2010, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil, India, and the Africa/Middle East region. Also, contributing to the increase in international service revenue was $1.6 million as a result of the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

The increase in services revenue was partially offset by a reduction of $0.3 million in revenues from our Telecom Systems segment to $1.1 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010.

Hardware Revenues

Hardware revenues from our North America Broadband segment decreased by $3.9 million to $16.5 million for the three months ended March 31, 2011 compared to $20.4 million for the same period in 2010. Despite the growth in the subscriber base, hardware revenues in the Consumer group decreased by $4.4 million to $3.0 million for the three months ended March 31, 2011 compared to $7.4 million for the same period in 2010. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which accounts for rental revenues as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware revenues and (ii) the Recovery Act program which is largely funded by the U.S. Government stimulus grant and is accounted for as service revenue. Partially offsetting the decrease in hardware revenues was an increase of $0.5 million in hardware sales from our North America Enterprise group to $13.5 million for the three months ended March 31, 2011 compared to $13.0 million for the same period in 2010.

Hardware revenues from our International Broadband segment increased by $4.2 million to $15.8 million for the three months ended March 31, 2011 compared to $11.6 million for the same period in 2010. The increase was primarily due to an increase in shipments to enterprise customers globally and the commencement of activities on a large developmental contract for a high-throughput satellite system for a customer in the United Arab Emirates. Also contributing to the increase was a $0.2 million favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware revenues from our Telecom Systems segment decreased by $7.8 million to $15.5 million for the three months ended March 31, 2011 compared to $23.3 million for the same period in 2010, as a result of (i) several contracts progressing from their design and development phases and into the final acceptance and warranty support phases and (ii) completion of a one-time contract existing during the first quarter of 2010. These decreases were partially offset by revenue increases on existing contracts.

Cost of Revenues

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Cost of services	$132,710	$115,713	$16,997	14.7%
Cost of hardware	49,574	60,886	(11,312)	(18.6)%

Total cost of revenues	$182,284	$176,599	$5,685	3.2%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.1 million for the three months ended March 31, 2011 compared to the same period in 2010. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $2.2 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil, India, and the Africa/Middle East region.

Cost of Hardware

Cost of hardware decreased in conjunction with the reduction in hardware revenues. Cost of hardware from our North America Broadband segment decreased by $10.6 million to $24.5 million for the three months ended March 31, 2011 compared to $35.1 million for the same period in 2010. Of the $10.6 million reduction, $8.8 million was attributable to the Consumer group despite the growth in the consumer subscriber base. Cost of hardware from the Consumer group decreased as a result of: (i) more customers utilizing the consumer rental program, for which hardware costs are accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware costs and (ii) lower hardware unit cost as a result of improved manufacturing efficiency.

Cost of hardware from our International Broadband segment increased by $4.2 million to $12.4 million for the three months ended March 31, 2011 compared to $8.2 million for the same period in 2010, primarily due to the increase in hardware revenues.

Cost of hardware from our Telecom Systems segment decreased by $5.5 million to $12.2 million for the three months ended March 31, 2011 compared to $17.6 million for the same period in 2010, primarily related to the reduction in hardware revenues from the Mobile Satellite Systems and the Terrestrial Microwave groups.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Selling, general and administrative expense	$60,977	$50,325	$10,652	21.2%
% of revenue	23.1%	20.7%

SG&A expense increased mainly due to higher costs of: (i) $2.4 million associated with our efforts in promoting our consumer and enterprise businesses for our North American operations; (ii) $2.9 million of bad debt provisions associated with our domestic businesses; (iii) $1.1 million at our international subsidiaries; and (iv) $3.7 million of general and administrative expenses associated with the planned merger with EchoStar.

Research and Development

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Research and development	$5,154	$4,915	$239	4.9%
% of revenue	2.0%	2.0%

R&D increased mainly due to the increase in research and development activities of $0.6 million and $0.3 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively. The increase was partially offset by a reduction in development activities mainly from our North America and International Broadband segments.

Amortization of Intangible Assets

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Amortization of intangible assets	$757	$790	$(33)	(4.2)%
% of revenue	0.3%	0.3%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Operating income	$14,920	$10,564	$4,356	41.2%
% of revenue	5.6%	4.3%

The increase in operating income during the current quarter was mainly impacted by higher gross margin of $15.2 million for the three months ended March 31, 2011 compared to the same period in 2010, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our gross margin was partially offset by higher SG&A expenses, which included $3.7 million of expenses associated with the planned merger with EchoStar. See “Selling, General and Administrative Expense” for a more detailed explanation of the fluctuation.

Interest Expense

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Interest expense	$12,505	$16,110	$(3,605)	(22.4)%

Interest expense primarily relates to interest on the $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”), the $115 million term loan maturing on April 15, 2014 (the “Term Loan Facility”) and the $115 million COFACE Guaranteed Facility less capitalized interest associated with the construction of our satellite. The decrease in interest expense was due to $4.4 million of increased capitalized interest associated with the construction of Jupiter for the three months ended March 31, 2011, partially offset by $0.7 million of interest and fees associated with the COFACE Guaranteed Facility.

Interest and Other Income, Net

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Interest income	$419	$591	$(172)	(29.1)%
Other loss, net	(248)	-	(248)	*

Total interest and other loss, net	$171	$591	$(420)	(71.1)%

* Percentage not meaningful.

The decrease in interest and other income, net was primarily due to lower interest earned on third-party receivables and extinguishment of certain lease financing arrangement for the three months ended March 31, 2011. There was no extinguishment of a lease financing arrangement in the comparable period in 2010.

Income Tax Expense

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Income tax expense	$1,901	$1,219	$682	55.9%

The increase in our income tax expense was primarily attributable to higher profitability in our foreign subsidiaries.

Liquidity and Capital Resources

	Three Months Ended March 31,		Variance
(Dollars in thousands)	2011	2010	Amount	%
Net cash provided by (used in):
Operating activities	$48,808	$12,602	$36,206	287.3%
Investing activities	$(82,699)	$(79,532)	$3,167	4.0%
Financing activities	$13,004	$(2,674)	$15,678	*

*	Percentage not meaningful.

Net Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $48.8 million for the three months ended March 31, 2011. This was due to approximately $41.1 million of cash generated by earnings after adjustments of non-cash expenses offset by a net decrease in working capital of approximately $7.7 million. Net cash provided by operations was approximately $12.6 million for the three months ended March 31, 2010. This was due to approximately $26.5million of cash generated by earnings after adjustment for non-cash expenses plus a net decrease in working capital of $13.9 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures on a cash basis of $37.2 million, primarily related to the construction of our Jupiter satellite, which was partially offset by a net decrease in marketable securities activities of $33.7 million. Purchases of marketable securities during the three months ended March 31, 2011 decreased $15.8 million as compared to the three months ended March 31, 2010. In addition, proceeds from the sale of marketable securities increased by $17.9 million in the three months ended March 31, 2011 as compared to March 31, 2010.

Capital expenditures on a cash basis for the three months ended March 31, 2011 and 2010 are shown as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Variance
Capital expenditures:
Jupiter program	$58,256	$31,638	$26,618
Capital expenditures—VSAT	39,744	27,768	11,976
Capital expenditures—other	2,851	3,592	(741)
Capitalized software	2,752	3,166	(414)
SPACEWAY program	418	673	(255)

Total capital expenditures(1)	$104,021	$66,837	$37,184

(1)	Capital expenditures on an accrual basis were $98.9 million and $65.2 million for the three months ended March 31, 2011 and 2010, respectively.

Net Cash Flows from Financing Activities

For the three months ended March 31, 2011, the net cash provided by our financing activities of $13.0 million was mainly driven by the financing activity in connection with the launch related costs of our Jupiter satellite. The increase in cash provided by our financing activities was partially offset by the repayment of debt and a reduction in short-term revolver borrowings. For the three months ended March 31, 2010, our net cash used by financing activities of $2.7 million was mainly related to debt issuance costs associated with the refinancing of our revolving credit facility in March 2010.

Future Liquidity Requirements

As of March 31, 2011, our Cash and cash equivalents and Marketable securities were $140.6 million and our total debt was $761.2 million. We are leveraged as a result of our indebtedness. The Merger Agreement contemplates the repayment of HNS’ outstanding debt (including the 9 1/2% Senior Notes due 2014), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained.

Revolving Credit Facility and Term Loan

On March 16, 2010, HNS entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate its senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event HNS’ 2009 and 2006 Senior Notes and HNS’ Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of March 31, 2011, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $4.6 million and $45.4 million, respectively. As of March 31, 2011, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and Standard & Poor’s (“S&P”), respectively.

In February 2007, HNS borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of HNS’ existing and future subsidiaries that guarantee its existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, HNS entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The remaining net interest payments on the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. As of March 31, 2011, the Term Loan was rated B1 and B by Moody’s and S&P, respectively. As of March 31, 2011, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.7 million.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from HNS to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of March 31, 2011, the aggregate balance outstanding under these loans was $2.6 million. Our subsidiaries may be restricted from paying dividends to HNS under the terms of these loans.

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

Senior Notes

In May 2009, HNS, along with its subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of HNS’ current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. HNS received net proceeds of approximately $133.6 million from the offering. HNS has used and intends to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of March 31, 2011, the 2009 Senior Notes were rated B1 and B by Moody’s and S&P, respectively. As of March 31, 2011, HNS had recorded $6.5 million of accrued interest payable related to the 2009 Senior Notes.

In April 2006, HNS issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by HNS and each of its current and future domestic subsidiaries that guarantee any of HNS’ indebtedness or indebtedness of HNS’ other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2011, the 2006 Senior Notes had $19.6 million of accrued interest payable and ratings of B1 and B by Moody’s and S&P, respectively.

COFACE Guaranteed Facility

On October 29, 2010, HNS entered into a $115 million loan agreement with BNP Paribas and Societe Generale (“COFACE Guaranteed Facility”), which is guaranteed by COFACE, the French Export Credit Agency, to finance the launch related costs for our Jupiter satellite. Pursuant to the COFACE Guaranteed Facility, loan draw-downs, which began in the fourth quarter of 2010, will occur over the construction period for the Jupiter launch vehicle up to the time of the launch, which is estimated to be in the first half of 2012. The COFACE Guaranteed Facility has a fixed interest rate of 5.13%, payable semi-annually in arrears starting six months after each borrowing, and requires that principal repayments be paid in 17 consecutive equal semi-annual installments starting the earlier of (i) six months after the in-orbit delivery, or (ii) December 1, 2012. The agreement also contains covenants and conditions which are customary for financings of this type. As of March 31, 2011, HNS had $43.5 million of borrowings under the loan and an available borrowing capacity of $71.5 million.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility, the agreement governing the COFACE Guaranteed Facility and the agreement governing the Term Loan Facility require HNS to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; (iii) in the case of the COFACE Guaranteed Facility, for so long as the COFACE Guaranteed Facility remains outstanding; and (iv) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on the ability of HNS and/or certain of its subsidiaries to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from HNS’ subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes, the COFACE Guaranteed Facility and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default (as define in the respective agreements) has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. HNS and its subsidiaries comprise a substantial portion of our net assets and results of operations since January 1, 2006. Because of the negative covenants above, there are certain restrictions on the sale of HNS’ net assets. As of March 31, 2011 and December 31, 2010, HNS’ consolidated net assets were 230.1 million and $221.9 million, respectively. Management believes that HNS was in compliance with all of its debt covenants as of March 31, 2011.

Other

In June 2009, HNS entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the construction of Jupiter and agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, HNS entered into a contract with Barrett, whereby Barrett agreed to lease user beams and purchase gateways and Ka-band terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, HNS entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of March 31, 2011, our remaining obligation for the construction and launch of Jupiter was approximately $164.9 million.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we expect to meet our short-term cash requirements through the use of cash on hand and cash from operations that we expect to generate. We expect to meet our long-term cash requirements through a combination of (i) cash on hand and cash from operations that we expect to generate and (ii) a possible refinancing of HNS’ Senior Notes and/or the Term Loan Facility that mature in 2014. If the Merger is not consummated, we believe that our current resources are sufficient to meet our short-term cash requirements. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which is subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. We do not currently anticipate making borrowings under the $50 million Revolving Credit Facility for the next twelve months. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

There have been no material changes to our contractual obligations since December 31, 2010, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of March 31, 2011, we had $19.0 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $4.6 million was issued under the Revolving Credit Facility; $0.7 million was secured by restricted cash; $1.1 million related to insurance bonds; and $12.6 million was issued under credit arrangements available to our foreign subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by their assets.

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

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Note 15—Transactions with Related Parties to our unaudited condensed consolidated financial statements included in Part I-Item 1. Financial Statements of this report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 3, 2010 (File number 001-33040).

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2—Basis of Presentation and New Accounting Pronouncements to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. Our international business is conducted in a variety of foreign currencies, including U.S. dollars, and it is therefore exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2011, we had an estimated $13.3 million of foreign currency denominated receivables and payables outstanding, and $5.9 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of March 31, 2011.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $8.6 million as of March 31, 2011.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 10—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On May 18, 2009, the Company and HNS received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HNS received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. In January 2011, the Company agreed to settle this consolidated case on a nationwide basis, subject to court approval. As a result, the Company accrued $1.9 million for estimated settlement costs, plaintiffs’ attorney fees and other related expenses as of December 31, 2010. In the event that the settlement is not effectuated, the Company would revert to its previous position of vigorously defending these matters as it believes that the allegations in these complaints are not meritorious.

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

Some or all of the Company, its Directors, EchoStar Corporation (“EchoStar”), EchoStar Satellite Services, L.L.C. (“EchoStar LLC”), Broadband Acquisition Corporation (“Merger Sub”), and Apollo Global Management, LLC (“AGM”) have been named as defendants in five shareholder class action lawsuits in connection with the proposed transaction in which EchoStar will acquire all of the outstanding equity of the Company. On February 18, 2011, the Gottlieb Family Foundation filed its class action complaint in the Circuit Court for Montgomery County, Maryland. On February 23, 2011, Plymouth County Retirement System filed its shareholder class action complaint, which has since been voluntarily dismissed by the plaintiffs, in the Court of Chancery of the State of Delaware. On February 24, 2011, Edward Ostensoe filed his shareholder class action complaint in the Circuit Court for Montgomery County, Maryland. On February 28, 2011, Nina J. Shah Rohrbasser Irr. Trust filed its shareholder class action complaint in the Court of Chancery of the State of Delaware. On March 8, 2011, entities affiliated with ALJ Capital Management, LLC filed their shareholder class action complaint in the Court of Chancery of the State of Delaware. Each complaint alleges, among other things, that the directors of the Company breached their fiduciary duties in agreeing to the transaction and that some or all of the Company, EchoStar, EchoStar LLC, Merger Sub and AGM aided and abetted such breaches by the directors of the Company. In each case, the plaintiffs seek to enjoin the proposed transaction and/or damages, costs, and attorney fees. On April 28, 2011, the Company, its directors, and AGM entered into a Memorandum of Understanding with the plaintiffs in the Maryland actions that contains the essential terms of a settlement agreed to in principle between the parties (the “Settlement”). The Settlement remains subject to the approval of the court or courts, and contemplates the dismissal with prejudice of all four actions. The Company believes that the allegations in all of these complaints are not meritorious and if necessary, will vigorously contest these actions.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2010. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Hughes Communications, Inc. Change of Control Bonus Program, dated February 13, 2011. This Agreement is one of five substantially identical Change of Control Bonus Programs and includes a schedule which identifies material details in which each program differs from the one that is filed herewith.

31.1*	Certification of Chief Executive Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Communications, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011	HUGHES COMMUNICATIONS, INC.
(Registrant)

/s/ PRADMAN P. KAUL

	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President (Principal Executive Officer)

/s/ GRANT A. BARBER

	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)